Form 10-Q
period 2017-06-30
NU SKIN ENTERPRISES INC
filed 2017-08-03
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of July 31, 2017, 52,942,178 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2017

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$345,102	$357,246
Current investments	7,982	10,880
Accounts receivable	35,010	31,199
Inventories, net	246,658	249,936
Prepaid expenses and other	85,547	65,076
	720,299	714,337

Property and equipment, net	450,707	444,732
Goodwill	114,954	114,954
Other intangible assets, net	59,802	63,553
Other assets	161,383	136,469
Total assets	$1,507,145	$1,474,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,846	$41,261
Accrued expenses	262,123	275,023
Current portion of long-term debt	100,533	82,727
	400,502	399,011

Long-term debt	324,059	334,165
Other liabilities	83,014	76,799
Total liabilities	807,575	809,975

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	448,928	439,635
Treasury stock, at cost – 37.6 million and 38.0 million shares	(1,261,983)	(1,250,123)
Accumulated other comprehensive loss	(74,743)	(84,122)
Retained earnings	1,587,277	1,558,589
	699,570	664,070
Total liabilities and stockholders' equity	$1,507,145	$1,474,045

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$550,101	$600,475	$1,049,200	$1,072,306
Cost of sales	121,521	128,205	232,787	266,074

Gross profit	428,580	472,270	816,413	806,232

Operating expenses:
Selling expenses	228,353	248,363	437,361	443,922
General and administrative expenses	135,488	144,109	268,051	274,363

Total operating expenses	363,841	392,472	705,412	718,285

Operating income	64,739	79,798	111,001	87,947
Other income (expense), net	(2,731)	(11,060)	(7,298)	(13,923)

Income before provision for income taxes	62,008	68,738	103,703	74,024
Provision for income taxes	19,967	24,025	34,173	25,995

Net income	$42,041	$44,713	$69,530	$48,029

Net income per share (Note 2):
Basic	$0.79	$0.80	$1.32	$0.86
Diluted	$0.77	$0.79	$1.28	$0.85

Weighted-average common shares outstanding (000s):
Basic	52,929	55,952	52,804	55,953
Diluted	54,839	56,356	54,466	56,388

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$42,041	$44,713	$69,530	$48,029

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $1,901 and $886 for the three months ended June 30, 2017 and 2016, respectively, and $(1,679) and $(1,565) for the six months ended June 30, 2017 and 2016, respectively	81	(3,639)	9,776	1,950

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(114) and $645 for the three months ended June 30, 2017 and 2016, respectively, and $99 and $1,575 for the six months ended June 30, 2017 and 2016, respectively	207	(1,170)	(180)	(2,860)

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $143 and $(329) for the three months ended June 30, 2017 and 2016, respectively, and $120 and $(395) for the six months ended June 30, 2017 and 2016, respectively	(260)	597	(217)	716

	28	(4,212)	9,379	(194)

Comprehensive income	$42,069	$40,501	$78,909	$47,835

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$69,530	$48,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,080	34,684
Equity method earnings	(358)	—
Japan customs expense	—	31,355
Foreign currency losses	(256)	13,519
Stock-based compensation	7,581	7,586
Deferred taxes	5,390	2,463
Changes in operating assets and liabilities:
Accounts receivable	(2,812)	4,595
Inventories, net	8,706	6,871
Prepaid expenses and other	(15,140)	(62,091)
Other assets	(2,567)	12
Accounts payable	(4,357)	14,353
Accrued expenses	(21,607)	36,486
Other liabilities	4,839	(2,037)

Net cash provided by operating activities	84,029	135,825

Cash flows from investing activities:
Purchases of property and equipment	(27,751)	(24,714)
Proceeds of investment sales	7,741	10,881
Purchases of investments	(4,716)	(9,869)
Acquisition and investment in equity investee	(25,095)	(4,400)

Net cash used in investing activities	(49,821)	(28,102)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	7,795	2,777
Payments on long-term debt	(64,495)	(18,978)
Payment of cash dividends	(38,042)	(39,698)
Income tax benefit of equity awards	—	3,520
Proceeds from long-term debt	67,000	233,721
Payment of debt issuance costs	—	(6,596)
Repurchases of shares of common stock	(22,135)	(24,296)

Net cash provided by (used in) financing activities	(49,877)	150,450

Effect of exchange rate changes on cash	3,525	(2,679)

Net increase (decrease) in cash and cash equivalents	(12,144)	255,494

Cash and cash equivalents, beginning of period	357,246	289,354

Cash and cash equivalents, end of period	$345,102	$544,848

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2017, and for the three- and six-month periods ended June 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2017 and 2016, stock options of 0.2 million and 2.8 million, respectively, and for the six-month periods ended June 30, 2017 and 2016, stock options of 0.6 million and 3.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In February and May 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share.  These quarterly cash dividends of $19.0 million and $19.1 million were paid on March 15, 2017 and June 14, 2017 to stockholders of record on February 27, 2017 and May 26, 2017.  In July 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share to be paid on September 13, 2017 to stockholders of record on August 25, 2017.

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

As of June 30, 2017, the Company did not hold any non-designated derivative contracts. As of June 30, 2016, the Company held non-designated derivative contracts with notional amounts of 500 million Japanese yen ($4.8 million), 11.5 billion Korean won ($10.0 million), 3.9 million Canadian dollars ($3.0 million) and 16.0 million South African rand ($1.1 million). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense).

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three- and six-month periods ended June 30, 2017 and 2016 (U.S. dollars in thousands):
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016

Foreign currency contracts	Other income (expense)	$ —	$ (474)	$ (485)	$ (478)

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

As of June 30, 2017, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 2.2 billion Japanese yen and 1.0 million Euros ($19.6 million and $1.1 million, respectively), compared to 2.9 billion Japanese yen and 9.0 million euros ($28.1 million and $10.0 million, respectively) as of June 30, 2016, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.3 million and $(2.9) million as of June 30, 2017 and 2016, respectively.  The contracts held at June 30, 2017 have maturities through June 2018, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 12 months.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three-month periods ended June 30, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$ 207	$ (1,170)	$ (180)	$ (2,860)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and six-month periods ended June 30, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$ 134	$ (401)	$ 109	$ (479)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$ 269	$ (525)	$ 228	$ (632)

As of June 30, 2017 and December 31, 2016, there were $0.2 million and $0.6 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $74.9 million and $84.7 million as of June 30, 2017 and December 31, 2016, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the three- and six- month periods ended June 30, 2017 and 2016, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 13 Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended June 30, 2017 and 2016, the Company repurchased 0.3 million and 0.1 million shares of its Class A common stock under its open market stock repurchase plan for $15.3 million and $4.3 million, respectively.  As of June 30, 2017, $177.6 million was available for repurchases under the Company's open market stock repurchase plan.

6. SEGMENT INFORMATION

As a result of the Company's management changes in the first quarter of 2017, the Company concluded that the Chief Operating Decision Maker, as defined in ASC 280, is now comprised of the CEO, President and CFO. This change required the Company to reevaluate its determination of operating segments. The Company's operating segments are based on geographic regions that generate revenue and hold its long-lived assets. The Company sells and distributes its products through a global network of customers and sales leaders in approximately 50 markets. The Company has divided these markets into seven operating segments, which are the Company's reportable segments: Mainland China, Hong Kong/Taiwan, South Korea, Japan, South Asia/Pacific, Americas and EMEA. The seven reportable segments generate revenue from the sale of personal care products and nutritional supplements under the Nu Skin and Pharmanex brands, have similar business characteristics and align with how the CODM function began assessing performance and allocating resources in the first quarter of 2017.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$172,098	$184,344	$322,102	$302,999
South Korea	86,917	93,036	169,388	179,154
Americas	77,096	67,884	142,754	133,632
South Asia/Pacific	67,935	92,297	137,733	155,875
Japan	64,796	72,849	125,952	137,940
Hong Kong/Taiwan	43,071	52,372	79,019	92,428
EMEA	38,188	37,693	72,252	70,278
Total	$550,101	$600,475	$1,049,200	$1,072,306

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$52,283	$56,709	$87,710	$75,010
South Korea	22,278	24,195	46,790	48,252
Americas	11,646	12,177	21,742	22,649
South Asia/Pacific	14,439	24,348	28,419	36,801
Japan	10,922	15,933	23,348	27,980
Hong Kong/Taiwan	7,766	7,070	12,849	15,428
EMEA	3,617	2,833	5,408	3,180
Total segment contribution	122,951	143,265	226,266	229,300
Corporate and other	(58,212)	(63,467)	(115,265)	(141,353)
Operating income	64,739	79,798	111,001	87,947
Other income (expense)	(2,731)	(11,060)	(7,298)	(13,923)
Income before provision for income taxes	$62,008	$68,738	$103,703	$74,024

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$3,681	$4,117	$7,652	$8,144
South Korea	1,654	1,723	3,286	3,364
Americas	448	679	978	1,338
South Asia/Pacific	585	597	1,148	1,160
Japan	899	953	1,779	1,846
Hong Kong/Taiwan	344	547	646	1,111
EMEA	322	367	594	671
Corporate and other	9,522	8,756	18,997	17,050
Total	$17,455	$17,739	$35,080	$34,684

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$760	$2,098	$1,663	$6,998
South Korea	16	109	464	379
Americas	313	211	564	489
South Asia/Pacific	347	1,466	530	1,743
Japan	21	128	97	867
Hong Kong/Taiwan	511	37	1,117	265
EMEA	118	202	311	667
Corporate and other	9,737	9,521	23,005	13,306
Total	$11,823	$13,772	$27,751	$24,714

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue.  Based on this criteria, the Company has identified three major markets: Mainland China, South Korea and Japan. There are approximately 50 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented.  Sales are recorded in the jurisdiction in which the transactions occurred.

Revenue by Product Line

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Nu Skin	$345,287	$365,266	$647,160	$655,255
Pharmanex	202,912	234,014	399,015	414,728
Other	1,902	1,195	3,025	2,323
Totals	$550,101	$600,475	$1,049,200	$1,072,306

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major markets are set forth below for the periods ended June 30, 2017 and December 31, 2016 (U.S. dollars in thousands):

	June 30, 2017	December 31, 2016

United States	$291,906	$283,868
Mainland China	93,855	97,867
South Korea	41,748	41,545
Japan	10,261	11,517
All others	12,937	9,935
Total	$450,707	$444,732

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

The following table presents goodwill allocated to the Company's reportable segments for the periods ended June 30, 2017 and December 31, 2016 (U.S. dollars in thousands):

	June 30, 2017	December 31, 2016(1)

Mainland China	$32,179	$32,179
South Korea	29,261	29,261
Americas	9,449	9,449
South Asia/Pacific	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Total	$114,954	$114,954

(1)	Goodwill was recast to reflect current period presentation by geographic region at December 31, 2016.

8. INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2017	December 31, 2016

Raw materials	$104,050	$108,276
Finished goods	142,608	141,660
	$246,658	$249,936

9. DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of June 30, 2017 and December 31, 2016, the Company had net deferred tax assets of $30.8 million and $35.1 million, respectively.

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

12. DEBT

Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of June 30, 2017 and December 31, 2016, the Company had an outstanding balance of $72.5 million and $47.5 million, respectively, on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

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
The net carrying amount of the Liability Component is as follows (U.S. dollars in thousands):

June 30, 2017

Principal	$210,000
Unamortized debt discount (conversion option)	(8,372)
Total long-term debt, net	201,628
Unamortized debt discount (issuance costs)	(4,791)
Net carrying amount	$196,837

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
During the three months ended June 30, 2017, the Company recognized $3.5 million in interest expense related to the Convertible Notes, which included $2.5 million of contractual interest and $1.0 million in amortization of debt issuance costs and in amortization of the Debt Discount.
The following table summarizes the Company's debt facilities as of June 30, 2017 and December 31, 2016:
Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2017(1)(2)	Balance as of December 31, 2016	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$102.0 million	$108.4 million	Variable 30 day: 3.98%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	5.3 billion yen ($46.9 million as of June 30, 2017)	5.6 billion yen ($47.9 million as of December 31, 2016)	Variable 30 day: 2.75%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$72.5 million	$47.5 million	Variable 30 day: 3.92%	Revolving line of credit expires October 2019.

Korea subsidiary loan:	$20.0 million	—	$10.0 million	1.12%	Loan paid in full as of March 2017.

Japan subsidiary loan:	2.0 billion yen	1.0 billion yen ($8.9 million as of June 30, 2017)	1.3 billion yen ($11.4 million as of December 31, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note:	$210.0 million	$210.0 million	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of June 30, 2017, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $15.1 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $7.0 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility and $5.9 million of the Japan subsidiary loan. The Company has classified the $72.5 million borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $11.0 million and debt issuance costs of $4.8 million (consisting of $13.2 million related to the Convertible Note and $2.6 million related to the credit agreement), which is not reflected in this table.

13. FAIR VALUE

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of June 30, 2017 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

Accounting standards permit companies, at their option, to measure certain financial instruments and other eligible items at fair value. The Company has elected not to apply the fair value option to existing eligible items beyond what is required by US GAAP.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$33,812	$—	$—	$33,812
Other long-term assets	3,463	—	—	3,463
Forward contracts	—	256	—	256
Life insurance contracts	—	—	35,627	35,627
Total	$37,275	$256	$35,627	$73,158

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$50,307	$—	$—	$50,307
Other long-term assets	2,782	—	—	2,782
Forward contracts	—	1,371	—	1,371
Life insurance contracts	—	—	32,286	32,286
Total	$53,089	$1,371	$32,286	$86,746

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2017	$32,286
Actual return on plan assets:
Relating to assets still held at the reporting date	2,606
Purchases and issuances	895
Sales and settlements	(160)
Transfers into Level 3	—
Ending balance at June 30, 2017	$35,627

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes related to share-based compensation, the related classification in the statement of cash-flows, and accounting for share award forfeitures. This ASU was effective for the Company beginning on January 1, 2017.  As required by the adoption of this new guidance, the Company recognized excess tax benefits of $2.2 million and $3.0 million in the provision for income taxes as a discrete item for the three- and six-month periods ended June 30, 2017, respectively. Prior to January 1, 2017, excess tax benefits were recognized in equity.  As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retroactively adjust prior periods.  As also permitted by the new guidance, beginning January 1, 2017 the Company has elected to account for share award forfeitures as they occur.  Previously, share-based compensation expense was recorded net of estimated forfeitures.  A cumulative adjustment of $2.8 million was recorded to retained earnings and additional paid-in capital as of January 1, 2017.  Prior periods were not retroactively adjusted.

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

15. COST OF SALES

In April 2017, the Tokyo High Court issued a ruling on a dispute between the Company and the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of the Company's products into Japan during 2010. The High Court's decision applies only to imports that occurred during 2010; the Company's appeal regarding imports during the other time periods in the dispute is still pending with the High Court. The Company has appealed the High Court's decision to the Japan Supreme Court.

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

16. ACQUISITION AND INVESTMENT IN EQUITY INVESTEE

Vertical Eden, LLC

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, based in Alpine, Utah, for $3.3 million in cash and contingent consideration valued at $1.5 million which resulted in $2.5 million of goodwill. In the second quarter of 2017, the Company purchased the remaining 30% of Vertical Eden for $12.5 million in cash. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle. As a result of this acquisition, the Company recorded approximately $4.4 million of intangible assets which are being amortized over the useful lives of 3 to 7 years.

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

Overview

Revenue for the three-month period ended June 30, 2017 decreased 8% to $550.1 million compared to the prior-year period, and revenue for the six-month period ended June 30, 2017 was $1.0 billion, a 2% decrease from the prior-year period. Sales Leaders decreased 11% and Customers increased 5% compared to the second quarter of 2016. The three- and six-month periods of the prior year each included approximately $106 million in revenue from limited-time offers of ageLOC Me and ageLOC Youth in connection with the launch of these products, with no similar limited-time offers occurring during the first half of 2017. The limited-time offers in the prior year also drove Sales Leader growth in the prior year, impacting the year-over-year comparison. In addition, foreign currency fluctuations negatively impacted revenue 2% and 1% in the three- and six-month periods ended June 30, 2017, respectively, compared to the prior-year periods.

Our revenue for the second quarter of 2017 was highlighted by momentum in our Americas segment, where revenue grew 14% and Sales Leaders and Customers increased approximately 8% and 27%, respectively. This momentum was largely driven by Sales Leader adoption of social media sales initiatives, which also positively impacted results in certain markets of our South Asia/Pacific and EMEA segments. In Mainland China, Customers increased 16% in the second quarter of 2017 on a year-over-year basis despite the limited-time offer in that market during the prior-year period. Our results for the second quarter also reflect declines in revenue, Sales Leaders and Customers in our South Korea, Japan and Hong Kong/Taiwan segments.

Earnings per share for the second quarter of 2017 were $0.77 compared to $0.79 in the prior-year period, as the impact of the decline in revenue was partially offset by a tax benefit from a new accounting standard for stock-based compensation. Earnings per share for the first half of 2017 were $1.28 compared to $0.85 in the prior-year period, or $1.21 in the prior-year period excluding a non-cash expense of $31.4 million in the first quarter of 2016 associated with the Japan customs ruling that is discussed in Note 15 to the consolidated financial statements contained in this report. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

We expect product initiatives to affect our comparisons for the remainder of the year. We anticipate a difficult year-over-year comparison in the third quarter of 2017, as a limited-time offer of a local variation of our ageLOC Youth nutritional supplement in our South Korea segment generated approximately $49 million in sales during the third quarter of 2016. In addition, in the fourth quarter of 2017, we plan to sell a limited quantity of our ageLOC LumiSpa skin treatment and cleansing device at our global Nu Skin LIVE! event, after which we will continue the launch process for this product across our markets during the fourth quarter of 2017 and the first quarter of 2018. Due to limitations on inventory availability, sales of LumiSpa during the launch process are expected to generate lower revenue than the limited-time offers that we have done with certain product launches in the past. We currently anticipate LumiSpa sales will generate approximately $100 million of revenue in the fourth quarter.

Segment Results

We report our business in seven segments. The following table sets forth revenue for the three- and six-month periods ended June 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended			Constant Currency Change(1)	Six Months Ended			Constant Currency Change(1)
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change

Mainland China	$172,098	$184,344	(7%)	(2%)	$322,102	$302,999	6%	12%
South Korea	86,917	93,036	(7%)	(9%)	169,388	179,154	(5%)	(9%)
Americas	77,096	67,884	14%	15%	142,754	133,632	7%	7%
South Asia/ Pacific	67,935	92,297	(26%)	(25%)	137,733	155,875	(12%)	(10%)
Japan	64,796	72,849	(11%)	(8%)	125,952	137,940	(9%)	(8%)
Hong Kong/ Taiwan	43,071	52,372	(18%)	(21%)	79,019	92,428	(15%)	(18%)
EMEA	38,188	37,693	1%	3%	72,252	70,278	3%	4%
Total	$550,101	$600,475	(8%)	(7%)	$1,049,200	$1,072,306	(2%)	(1%)

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the three- and six-month periods ended June 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Mainland China	$52,283	$56,709	$87,710	$75,010
South Korea	22,278	24,195	46,790	48,252
Americas	11,646	12,177	21,742	22,649
South Asia/Pacific	14,439	24,348	28,419	36,801
Japan	10,922	15,933	23,348	27,980
Hong Kong/Taiwan	7,766	7,070	12,849	15,428
EMEA	3,617	2,833	5,408	3,180

The following table provides information concerning the number of Customers and Sales Leaders as of June 30, 2017 and 2016.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of June 30, 2017		As of June 30, 2016		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	207,000	22,600	179,000	26,300	16%	(14%)
South Korea	188,000	7,700	216,000	8,900	(13%)	(13%)
Americas	209,000	7,000	165,000	6,500	27%	8%
South Asia/Pacific	125,000	7,100	113,000	7,700	11%	(8%)
Japan	134,000	6,400	140,000	7,200	(4%)	(11%)
Hong Kong/Taiwan	68,000	3,900	78,000	5,300	(13%)	(26%)
EMEA	129,000	4,200	121,000	4,200	7%	—
Total	1,060,000	58,900	1,012,000	66,100	5%	(11%)

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year declines in revenue and Sales Leaders for the second quarter of 2017 in this segment reflect a limited-time offer of ageLOC Me during the second quarter of 2016, which generated approximately $58 million in revenue and drove Sales Leader growth in the segment. We are pleased with our business's performance in this segment during the second quarter of 2017, which did not include a limited-time offer, thus negatively affecting the year-over-year revenue and Sales Leader numbers. The momentum in this segment, including the year-over-year increase in Customers, is primarily driven by ageLOC Me, which we sold on a limited basis in the segment during March 2017 and made generally available beginning in April 2017. We also believe that the year-over-year revenue increase for the first half of 2017 reflects favorable responses to our product and sales compensation initiatives in this market and the launch of ageLOC Me.

Segment contribution for the second quarter of 2017 decreased proportionately with revenue and remained consistent as a percentage of revenue at 30.4% in the second quarter of 2017 compared to 30.8% in the second quarter of 2016. The increase in segment contribution for the first half of 2017 reflects lower general and administrative expenses, including lower expenses related to sales force events.

South Korea. We believe the year-over-year declines in revenue and Customers during both the second quarter and first half of 2017 were driven by the decreases in Sales Leaders, as our initiatives did not generate significant Sales Leader activity. Further, we believe that Customer acquisition has been strained due to online competitive pressures. We also believe the political and economic environment in South Korea has negatively impacted our performance in this market.

Segment contribution for the second quarter of 2017 decreased proportionately with revenue; as a percentage of revenue, segment contribution was 25.6% in the second quarter of 2017 compared to 26.0% in the second quarter of 2016. For the first half of 2017, segment contribution as a percentage of revenue increased to 27.6% compared to 26.9% in the prior-year period, reflecting a small year-over-year improvement in gross margin.

Americas. Our business in this segment continues to improve. In the United States, our largest market in this segment, revenue increased approximately 9% during the second quarter of 2017 and approximately 6% during the first half of 2017 compared to the prior-year periods. The increases in our revenue, Sales Leaders and Customers also reflect successful Sales Leader adoption of social media sales initiatives in the United States, Canada and some of our Latin America markets.

The year-over-year declines in segment contribution for both the three- and six-month periods ended June 30, 2017 reflect increased general and administrative expenses and, for the three-month period, increased selling expenses related to incentive trips and other promotional incentives.

South Asia/Pacific. The declines in revenue and Sales Leaders for the second quarter and first half of 2017 in this segment reflect a limited-time offer of ageLOC Youth during the second quarter of 2016, which generated approximately $35 million in revenue and drove Sales Leader growth in the segment. In addition, our business in Thailand continued to struggle with declines in Sales Leader activity, causing declines in our revenue and Customers in that market.

The year-over-year increase in Customers for the second quarter of 2017 was driven by successful Sales Leader social media sales initiatives, particularly in the Philippines, Vietnam and New Zealand. The year-over-year revenue comparison for the first half of 2017, which is more favorable than the comparison for the second quarter of 2017, also reflects these factors as well as favorable responses to the ageLOC Me launch in certain markets of this segment during the first quarter of 2017.

The decreases in segment contribution for both the second quarter of 2017 and the first half of 2017 reflect lower revenue in 2017, a decrease in gross margin driven by changes in product mix and increased promotions, and increased general and administrative expenses as a percentage of revenue in 2017 due to the fixed nature of certain of our general and administrative expenses as revenue decreased. These items were partially offset by lower selling expenses as a percentage of revenue in 2017 due to the limited-time offer of ageLOC Youth in 2016.

Japan. The declines in revenue, Sales Leaders and Customers continued to reflect a soft direct selling market and challenging regulatory environment in Japan. Revenue in the prior-year quarter also benefited from the launch of ageLOC Me during the quarter.

The declines in segment contribution for both the three- and six-month periods ended June 30, 2017 reflect the declines in revenue, decreased gross margin, and increased general and administrative expenses as a percentage of revenue due to a sales force convention in Japan during 2017.

Hong Kong/Taiwan. The declines in revenue and Customers in this segment were driven by continued declines in Sales Leaders as fewer people were selling our products. Our initiatives have not generated the increases in Sales Leaders that we have targeted in this segment.

The year-over-year increase in segment contribution for the second quarter reflects improvements in gross margin and decreased selling expenses as a percentage of revenue. Our selling expenses for the quarter and the prior-year quarter are impacted by the number of Sales Leaders qualifying for promotional incentives and the cost of such incentives. The year-over-year decrease in segment contribution for the first half of the year reflects lower revenue in 2017, with general and administrative expenses remaining relatively even due in part to higher labor expenses.

EMEA. The growth in this segment reflects continued success of Sales Leader social media sales initiatives in certain markets of the region.

The year-over-year increases in segment contribution for both the second quarter and first half of 2017 reflect improved gross margin in the segment primarily due to changes in product mix. Gross margin for the first half of 2017 also improved due to decreased duties and customs compared to the first half of 2016.

During June 2017, we ceased business operations in Turkey, a market that accounted for less than 1% of our 2016 consolidated revenue.

Consolidated Results

Revenue

Revenue for the three- and six-month periods ended June 30, 2017 decreased 8% and 2% to $550.1 million and $1.0 billion, respectively, compared to $600.5 million and $1.1 billion in the prior-year periods. For a discussion and analysis of these decreases in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue decreased to 77.9% for the three-month period ended June 30, 2017 compared to 78.7% for the prior-year period. This decrease primarily reflects the decline in revenue. Gross profit as a percentage of revenue increased to 77.8% for the six-month period ended June 30, 2017 compared to 75.2% for prior-year period. This year-over-year increase was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 15 to the consolidated financial statements contained in this report. Excluding this expense, gross profit as a percentage of revenue for the first six months of 2016 was 78.1%, consistent with the current year. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Selling expenses

Selling expenses as a percentage of revenue increased slightly to 41.5% for the three-month period ended June 30, 2017 compared to 41.4% for the same period in 2016. Selling expenses as a percentage of revenue increased slightly to 41.7% for the six-month period ended June 30, 2017 compared to 41.4% for the same period in 2016.

General and administrative expenses

General and administrative expenses decreased to $135.5 million in the second quarter of 2017 and $268.1 in the first half of 2017 compared to $144.1 million and $274.4 million in the respective prior-year periods. As a percentage of revenue, general and administrative expenses increased to 24.6% for the second quarter of 2017 compared to 24.0% for the prior-year period, as certain of our general and administrative expenses remained relatively fixed, such as labor expenses, while revenue decreased. For the first half 2017, general and administrative expenses as a percentage of revenue remained even with the prior-year period at 25.6%.

Other income (expense), net

Other income (expense), net for the three- and six-month periods ended June 30, 2017 was $2.7 million of expense and $7.3 million of expense, respectively, compared to $11.1 million of expense and $13.9 million of expense for the same periods in 2016. The decrease in expense for the three- and six-month periods reflects foreign currency translation expenses of $11.1 million in the second quarter of 2016, primarily driven by translation expenses resulting from the strengthening of the Japanese yen against the U.S. dollar and its impact on our Japanese yen-denominated debt and liabilities. The year-over-year impact of these 2016 foreign currency translation expenses was partially offset by an increase in interest expense in 2017 due to the convertible notes that we issued in June 2016.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2017 was $20.0 million and $34.2 million, compared to $24.0 million and $26.0 million for the same periods in 2016. The effective tax rate was 32.2% and 33.0%, of pre-tax income during the three- and six-month periods ended June 30, 2017, respectively, compared to 35.0% and 35.1%, respectively, in the prior-year periods. The decrease in the effective tax rates for both the three- and six-month periods reflects a benefit that was recorded due to the new accounting standard for stock-based compensation in 2017.  Our effective tax rate for the first half of 2016 was also higher due to reduced income before taxes resulting from the Japan customs expense that is discussed in Note 15 to the consolidated financial statements contained in this report.

Net income

As a result of the foregoing factors, net income for the second quarter of 2017 was $42.0 million compared to $44.7 million in the prior-year period.  Net income for the first half of 2017 was $69.5 million, compared to $48.0 million for the first half of 2016, or $68.1 million in the first half of 2016 excluding Japan customs expense of $31.4 million ($20.1 million, net of tax). Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first half of 2017, we generated $84.0 million in cash from operations compared to generating $135.8 million in cash from operations during the prior-year period. This decrease in cash flow from operations reflects the year-over-year decline in sales as well as a buildup of more accrued expenses in Mainland China in 2016 than in 2017 due to the limited-time offer of ageLOC Me in the second quarter of 2016. The Consolidated Statement of Cash Flows for the six months ended June 30, 2016 contained in this report also includes an adjustment of $31.4 million because the Japan customs expense that is discussed in Note 15 to the financial statements contained herein was a non-cash item.

Two line items in the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 contained in this report include amounts that offset each other. As a result of the previously disclosed February 2016 settlement of our putative securities class action consolidated lawsuit, the Prepaid expenses and other line item includes a negative adjustment of $47 million due to the recording of a short-term receivable from our insurers, and the Accrued expenses line item includes a positive adjustment of $47 million due to the recording of a short-term liability representing the agreed-upon settlement amount. For further information, see Note 14 to the consolidated financial statements contained in our Quarterly Report on Form 10-Q for the second quarter of 2016.

As of June 30, 2017, working capital was $319.8 million, compared to $315.3 million as of December 31, 2016. Cash and cash equivalents, including current investments, as of June 30, 2017 and December 31, 2016 were $353.1 million and $368.1 million, respectively.

Capital expenditures in the first half of 2017 were $27.8 million, and we anticipate additional capital expenditures of approximately $30 million for the remainder of 2017. Our 2017 capital expenditures are primarily related to:

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of June 30, 2017, we had debt pursuant to the Credit Agreement of $221.4 million. See Note 12 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During the first half of 2017, we repurchased approximately 0.4 million shares of Class A common stock under this plan for $22.1 million. At June 30, 2017, $177.6 million was available for repurchases under the stock repurchase plan.

In February and May 2017, our board of directors declared a quarterly cash dividend of $0.36 per share. These quarterly cash dividends of $19.0 million and $19.1 were paid March 15, 2017 and June 14, 2017 to stockholders of record on February 27, 2017 and May 26, 2017. In July 2017, our board of directors declared a quarterly cash dividend of $0.36 per share to be paid on September 13, 2017 to stockholders of record on August 25, 2017. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of June 30, 2017 and December 31, 2016, we held $353.1 million and $368.1 million, respectively, in cash and cash equivalents, including current investments. These amounts include $320.3 million and $283.5 million as of June 30, 2017 and December 31, 2016, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain countries as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2017, we had $137.1 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. However, in recent months, the Chinese government has placed limits on the permitted amount of intercompany lending, which has slowed our ability to access cash in that market. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended June 30, 2017.

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

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2017, we did not hold any non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt. As of June 30, 2016 we held non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt with notional amounts of 11.5 billion South Korean won, 500 million Japanese yen, 3.9 million Canadian dollars and 16.0 million South African rand ($10.0 million, $4.8 million, $3.0 million and 1.1 million, respectively, as of June 30, 2016). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, as of June 30, 2017, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 2.2 billion Japanese yen and 1.0 million Euros ($19.6 million and $1.1 million, respectively, as of June 30, 2017) to hedge forecasted foreign-currency-denominated intercompany transactions, compared to 2.9 billion Japanese yen and 9.0 million euros ($28.1 million and $10.0 million, respectively, as of June 30, 2016) as of June 30, 2016. Because of our foreign exchange contracts at June 30, 2017, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations define and prescribe the conditions for use of certain non-GAAP financial information. Earnings per share, gross margin and net income, each excluding the Japan customs expense, and constant-currency revenue change are non-GAAP financial measures. Management believes that the non-GAAP financial measures assist management and investors in evaluating, and comparing from period to period, results from ongoing operations in a more meaningful and consistent manner while also highlighting more meaningful trends in the results of operations. These measures are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures.

Constant-currency revenue change is calculated by translating the current period's revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's revenue.

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the six months ended June 30, 2017 and 2016 (U.S. dollars in thousands):

	Six Months Ended June 30,
	2017	2016

Revenue	$1,049,200	$1,072,306

Gross profit	$816,413	$806,232
Japan customs expense	—	31,355
Gross profit, excluding Japan customs expense	$816,413	$837,587

Gross profit as a % of revenue	77.8%	75.2%

Gross profit, excluding Japan customs expense, as a % of revenue	77.8%	78.1%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expense for the six months ended June 30, 2017 and 2016 (U.S. dollars in thousands, except per share amounts):

	Six Months Ended June 30,
	2017	2016

Net income	$69,530	$48,029
Japan customs expense	—	31,355
Tax effect of Japan customs expense	—	(11,257)
Net income, excluding Japan customs expense	$69,530	$68,127

Diluted earnings per share	$1.28	$0.85

Diluted earnings per share, excluding Japan customs expense	$1.28	$1.21

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2017. Except as discussed below, there have been no material developments concerning the matters discussed in those reports.

As previously disclosed, in April 2017, the Tokyo High Court issued a ruling in our dispute with the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of our products into Japan during 2010. We disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2017 that we intended to appeal the High Court's decision to the Japan Supreme Court. In May 2017, we filed the appeal.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 11 and 15 to the consolidated financial statements contained in this report and to our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2017 for additional information regarding our legal proceedings.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2017	—		—	$192.9
May 1 – 31, 2017	75,340	$56.60	75,340	$188.6
June 1 – 30, 2017	189,460	$58.35	189,460	$177.6
Total	264,800	$57.85	264,800

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

Exhibits
Regulation S-K
Number             Description

10.1
Leave of Absence Agreement with M. Truman Hunt (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed May 4, 2017).

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

August 2, 2017

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)