Form 10-Q
period 2017-09-30
NU SKIN ENTERPRISES INC
filed 2017-11-02
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of October 31, 2017, 52,650,647 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2017

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$363,769	$357,246
Current investments	7,983	10,880
Accounts receivable	37,725	31,199
Inventories, net	252,470	249,936
Prepaid expenses and other	87,282	65,076
	749,229	714,337

Property and equipment, net	449,555	444,732
Goodwill	114,954	114,954
Other intangible assets, net	68,904	63,553
Other assets	164,689	136,469
Total assets	$1,547,331	$1,474,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,638	$41,261
Accrued expenses	276,486	275,023
Current portion of long-term debt	101,701	82,727
	419,825	399,011

Long-term debt	316,519	334,165
Other liabilities	93,464	76,799
Total liabilities	829,808	809,975

Commitments and contingencies (Note 11)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	460,782	439,635
Treasury stock, at cost – 37.8 million and 38.0 million shares	(1,284,043)	(1,250,123)
Accumulated other comprehensive loss	(69,233)	(84,122)
Retained earnings	1,609,926	1,558,589
	717,523	664,070
Total liabilities and stockholders' equity	$1,547,331	$1,474,045

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$563,698	$604,162	$1,612,898	$1,676,468
Cost of sales	120,832	125,863	353,619	391,937

Gross profit	442,866	478,299	1,259,279	1,284,531

Operating expenses:
Selling expenses	235,285	255,274	672,646	699,196
General and administrative expenses	143,219	140,651	411,270	415,014

Total operating expenses	378,504	395,925	1,083,916	1,114,210

Operating income	64,362	82,374	175,363	170,321
Other income (expense), net	(1,172)	(5,695)	(8,470)	(19,618)

Income before provision for income taxes	63,190	76,679	166,893	150,703
Provision for income taxes	21,518	19,807	55,691	45,802

Net income	$41,672	$56,872	$111,202	$104,901

Net income per share (Note 2):
Basic	$0.79	$1.02	$2.10	$1.87
Diluted	$0.76	$0.98	$2.04	$1.85

Weighted-average common shares outstanding (000s):
Basic	52,873	55,983	52,834	55,963
Diluted	54,834	57,852	54,519	56,586

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$41,672	$56,872	$111,202	$104,901

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $(3,054) and $(760) for the three months ended September 30, 2017 and 2016, respectively, and $(1,376) and $(2,324) for the nine months ended September 30, 2017 and 2016, respectively	5,497	2,463	15,273	4,413

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $15 and $147 for the three months ended September 30, 2017 and 2016, respectively, and $114 and $1,722 for the nine months ended September 30, 2017 and 2016, respectively	(27)	(266)	(207)	(3,126)

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(22) and $(409) for the three months ended September 30, 2017 and 2016, respectively, and $97 and $(803) for the nine months ended September 30, 2017 and 2016, respectively	40	743	(177)	1,459

	5,510	2,940	14,889	2,746

Comprehensive income	$47,182	$59,812	$126,091	$107,647

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$111,202	$104,901
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	52,525	53,402
Equity method earnings	(655)	--
Japan customs expense	--	31,355
Foreign currency losses	(2,381)	14,749
Stock-based compensation	14,493	5,163
Deferred taxes	6,711	(5,718)
Changes in operating assets and liabilities:
Accounts receivable	(5,115)	671
Inventories, net	5,039	14,957
Prepaid expenses and other	(16,455)	(59,230)
Other assets	(3,960)	(3,842)
Accounts payable	(906)	10,927
Accrued expenses	(9,701)	19,635
Other liabilities	5,009	(1,540)

Net cash provided by operating activities	155,806	185,430

Cash flows from investing activities:
Purchases of property and equipment	(38,965)	(35,019)
Proceeds of investment sales	11,269	14,591
Purchases of investments	(8,244)	(17,024)
Acquisitions and investment in equity investee	(31,745)	(4,400)

Net cash used in investing activities	(67,685)	(41,852)

Cash flows from financing activities:
Exercises of employee stock options	16,377	6,295
Payments of cash dividends	(57,065)	(59,585)
Payments on long-term debt	(72,260)	(50,452)
Proceeds from long-term debt	67,000	233,721
Payment of debt issuance costs	—	(6,596)
Income tax benefit of options exercised	—	4,186
Repurchases of shares of common stock	(47,835)	(41,693)

Net cash provided by (used in) financing activities	(93,783)	85,876

Effect of exchange rate changes on cash	12,185	(1,814)

Net increase in cash and cash equivalents	6,523	227,640

Cash and cash equivalents, beginning of period	357,246	289,354

Cash and cash equivalents, end of period	$363,769	$516,994
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of September 30, 2017, and for the three- and nine-month periods ended September 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2016 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2017 and 2016, stock options of 0.2 million and 0.2 million, respectively, and for the nine-month periods ended September 30, 2017 and 2016, stock options of 0.4 million and 1.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In February, May and August 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share.  These quarterly cash dividends of $19.0 million, $19.1 million and $19.0 million were paid on March 15, 2017, June 14, 2017 and September 13, 2017 to stockholders of record on February 27, 2017, May 26, 2017 and August 25, 2017.  In October 2017, the Company's board of directors declared a quarterly cash dividend of $0.36 per share to be paid on December 6, 2017 to stockholders of record on November 17, 2017.

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

As of September 30, 2017, the Company did not hold any non-designated derivative contracts. As of September 30, 2016, the Company held non-designated derivative contracts with notional amounts of 300 million Japanese yen ($3.0 million), 11.5 billion South Korean won ($10.4 million). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense).

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three- and nine-month periods ended September 30, 2017 and 2016 (U.S. dollars in thousands):

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016

Foreign currency contracts	Other income (expense)	$ —	$ (765)	$ (485)	$ (1,243)

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

As of September 30, 2017, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 1.4 billion Japanese yen ($12.4 million) and 2.3 billion Japanese yen and 6.0 million euros ($22.7 million and $6.7 million, respectively) as of September 30, 2016 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.3 million and ($2.1 million) as of September 30, 2017 and 2016, respectively.  The contracts held at September 30, 2017 have maturities through June 2018, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 9 months.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and nine-month periods ended September 30, 2017 and 2016 (U.S. dollars in thousands):

Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives designated as hedging instruments:	2017	2016	2017	2016

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$ (27)	$ (266)	$ (207)	$ (3,126)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and nine-month periods ended September 30, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$ (67)	$ (300)	$ 42	$ (609)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$ 5	$ (443)	$ 233	$ (850)

As of September 30, 2017 and December 31, 2016, there were $0.2 million and $0.6 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $69.4 million and $84.7 million as of September 30, 2017 and December 31, 2016, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the three and nine months ended September 30, 2017 and 2016, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 13 Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended September 30, 2017 and 2016, the Company repurchased 0.4 million and 0.3 million shares of its Class A common stock under its open-market stock repurchase plan for $25.7 million and $17.4 million, respectively. During the nine-month periods ended September 30, 2017 and 2016, the Company repurchased 0.8 million and 1.0 million shares of its Class A common stock under its open market repurchase plan for $47.8 million and $41.7 million, respectively. As of September 30, 2017, $151.9 million was available for repurchases under the Company's open market stock repurchase plan.

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$172,556	$168,320	$494,658	$471,319
South Korea	89,238	136,188	258,626	315,342
Americas	79,214	71,250	221,968	204,882
South Asia/Pacific	78,994	70,867	216,727	226,742
Japan	62,513	72,489	188,465	210,429
Hong Kong/Taiwan	41,050	48,140	120,069	140,568
EMEA	40,133	36,908	112,385	107,186
Total	$563,698	$604,162	$1,612,898	$1,676,468

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$42,375	$38,240	$130,085	$113,250
South Korea	23,713	41,739	70,503	89,991
Americas	12,822	11,637	34,564	34,286
South Asia/Pacific	18,664	16,371	47,083	53,172
Japan	12,786	15,510	36,134	43,490
Hong Kong/Taiwan	8,096	10,401	20,945	25,829
EMEA	2,896	3,258	8,304	6,438
Total segment contribution	121,352	137,156	347,618	366,456
Corporate and other	(56,990)	(54,782)	(172,255)	(196,135)
Operating income	64,362	82,374	175,363	170,321
Other income (expense)	(1,172)	(5,695)	(8,470)	(19,618)
Income before provision for income taxes	$63,190	$76,679	$166,893	$150,703

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$3,550	$4,218	$11,202	$12,362
South Korea	1,586	1,773	4,872	5,137
Americas	341	672	1,319	2,010
South Asia/Pacific	585	636	1,733	1,796
Japan	898	1,002	2,677	2,848
Hong Kong/Taiwan	353	558	999	1,669
EMEA	226	356	820	1,027
Corporate and other	9,906	9,503	28,903	26,553
Total	$17,445	$18,718	$52,525	$53,402

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2017	2016	2017	2016

Mainland China	$688	$1,711	$2,351	$8,709
South Korea	—	141	464	520
Americas	133	96	697	585
South Asia/Pacific	284	235	814	1,978
Japan	109	49	206	916
Hong Kong/Taiwan	2	179	1,119	444
EMEA	571	131	882	798
Corporate and other	9,427	7,763	32,432	21,069
Total	$11,214	$10,305	$38,965	$35,019

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue.  Based on this criteria, the Company has identified three major markets: Mainland China, South Korea and Japan. There are approximately 50 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented.  Sales are recorded in the jurisdiction in which the transactions occurred (U.S. dollars in thousands):

Revenue by Product Line

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Nu Skin	$338,305	$343,131	$985,465	$998,386
Pharmanex	224,031	259,896	623,046	674,624
Other	1,362	1,135	4,387	3,458
Totals	$563,698	$604,162	$1,612,898	$1,676,468

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major markets are set forth below for the periods ended September 30, 2017 and December 31, 2016 (U.S. dollars in thousands):

	September 30, 2017	December 31, 2016

United States	$294,567	$283,868
Mainland China	93,108	97,867
South Korea	40,446	41,545
Japan	9,447	11,517
All others	11,987	9,935
Total	$449,555	$444,732

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table presents goodwill allocated to the Company's reportable segments for the periods ended September 30, 2017 and December 31, 2016 (U.S. dollars in thousands):

	September 30, 2017	December 31, 2016(1)

Mainland China	$32,179	$32,179
South Korea	29,261	29,261
Americas	9,449	9,449
South Asia/Pacific	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Total	$114,954	$114,954

(1)	Goodwill was recast to reflect current period presentation by geographic region at December 31, 2016.

8. INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2017	December 31, 2016

Raw materials	$95,339	$108,276
Finished goods	157,131	141,660
	$252,470	$249,936

9. DEFERRED TAX ASSETS AND LIABILITIES

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of September 30, 2017 and December 31, 2016, the Company had net deferred tax assets of $29.3 million and $35.1 million, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

12. DEBT

Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of September 30, 2017 and December 31, 2016, the Company had an outstanding balance of $72.5 million and $47.5 million, respectively, on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Convertible Note

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the "Convertible Notes") in a private offering to a Chinese investor (the "Holder"). The Convertible Notes are senior unsecured obligations which will rank equal in right of payment to all senior unsecured indebtedness of the Company and will rank senior in right of payment to any indebtedness that is contractually subordinated to the Convertible Notes. Interest on the Convertible Notes is payable semiannually in arrears on June 15 and December 15 of each year at a rate of 4.75% per annum.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The net carrying amount of the Liability Component is as follows (U.S. dollars in thousands):

September 30, 2017

Principal	$210,000
Unamortized debt discount (conversion option)	(7,731)
Total long-term debt, net	202,269
Unamortized debt discount (issuance costs)	(4,424)
Net carrying amount	$197,845

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
During the three months ended September 30, 2017, the Company recognized $3.5 million in interest expense related to the Convertible Notes, which included $2.5 million of contractual interest and $1.0 million in amortization of debt issuance costs and in amortization of the Debt Discount.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of September 30, 2017 and December 31, 2016:
Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2017(1)(2)	Balance as of December 31, 2016	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$98.8 million	$108.4 million	Variable 30 day: 3.98%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	5.1 billion yen ($45.4 million as of September 30, 2017)	5.6 billion yen ($47.9 million as of December 31, 2016)	Variable 30 day: 2.75%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$72.5 million	$47.5 million	Variable 30 day: 3.98%	Revolving line of credit expires October 2019.

Korea subsidiary loan:	$20.0 million	—	$10.0 million	1.12%	Loan paid in full as of March 2017.

Japan subsidiary loan:	2.0 billion yen	0.7 billion yen ($5.9 million as of September 30, 2017)	1.3 billion yen ($11.4 million as of December 31, 2016)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note:	$210.0 million	$210.0 million	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of September 30, 2017, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $16.0 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $7.3 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility and $5.9 million of the Japan subsidiary loan. The Company has classified the $72.5 million borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $10.0 million and debt issuance costs of $4.4 million (consisting of $12.1 million related to the Convertible Note and $2.3 million related to the credit agreement), which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

13. FAIR VALUE

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of September 30, 2017 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$40,070	$—	$—	$40,070
Other long-term assets	3,472	—	—	3,472
Forward contracts	—	275	—	275
Life insurance contracts	—	—	36,747	36,747
Total	$43,542	$275	$36,747	$80,564

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$50,307	$—	$—	$50,307
Other long-term assets	2,782	—	—	2,782
Forward contracts	—	1,371	—	1,371
Life insurance contracts	—	—	32,286	32,286
Total	$53,089	$1,371	$32,286	$86,746

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2017	$32,286
Actual return on plan assets:
Relating to assets still held at the reporting date	3,835
Purchases and issuances	895
Sales and settlements	(269)
Transfers into Level 3	—
Ending balance at September 30, 2017	$36,747

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The objective of this update was to simplify several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes related to share-based compensation, the related classification in the statement of cash-flows, and accounting for share award forfeitures. This ASU was effective for the Company beginning on January 1, 2017.  As required by the adoption of this new guidance, the Company recognized excess tax benefits of $1.0 million and $4.0 million in the provision for income taxes as a discrete item for the three- and nine-month periods ended September 30, 2017, respectively. Prior to January 1, 2017, excess tax benefits were recognized in equity.  As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retroactively adjust prior periods.  As also permitted by the new guidance, beginning January 1, 2017 the Company has elected to account for share award forfeitures as they occur.  Previously, share-based compensation expense was recorded net of estimated forfeitures.  A cumulative adjustment of $2.8 million was recorded to retained earnings and additional paid-in capital as of January 1, 2017.  Prior periods were not retroactively adjusted.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

In December 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

15. COST OF SALES

In April 2017, the Tokyo High Court issued a ruling on a dispute between the Company and the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of the Company's products into Japan during 2010. The Company filed an appeal with the Japan Supreme Court in May 2017. The High Court's April 2017 ruling applied only to imports that occurred during 2010, but in September 2017, the Tokyo High Court issued its ruling regarding imports that occurred in 2006-2009 and 2011, which are the other time periods in the dispute. For both of these time periods, the High Court affirmed the Tokyo District Court's decisions upholding previous customs assessments. In October 2017, the Company filed an appeal with the Japan Supreme Court regarding the Tokyo High Court's September 2017 ruling.

As previously disclosed, the Company already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount being disputed. It was a non-cash item because the Company was previously required to pay the assessments.

-18

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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

Dr. Dana Beauty, LLC

In the third quarter of 2017, the Company acquired certain assets of Dr. Dana Beauty, LLC for $7 million in cash. The acquisition, which was accounted for as an asset acquisition, includes contingent consideration of $4.3 million. The assets acquired include trademarks, product formulas and other intellectual property primarily related to nail treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our subsequent reports on Form 10-Q.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016, and our other reports filed with the Securities and Exchange Commission through the date of this report.

Overview

Revenue for the three-month period ended September 30, 2017 was $563.7 million, a 7% decrease from the prior-year period, and revenue for the nine-month period ended September 30, 2017 was $1.6 billion, a 4% decrease from the prior-year period. The three- and nine-month periods of the prior year included approximately $56 million and $163 million, respectively, in revenue from limited-time offers of ageLOC Me and ageLOC Youth in connection with the launch of these products, with no similar limited-time offers occurring during the first nine months of 2017. The limited-time offers in the prior year also drove Sales Leader growth in the prior year, impacting the year-over-year comparison. Sales Leaders decreased 5% and Customers increased 7% compared to the third quarter of 2016. In addition, foreign currency fluctuations negatively impacted revenue 1% in both the three- and nine-month periods ended September 30, 2017 compared to the prior-year periods.

Earnings per share for the third quarter of 2017 were $0.76 compared to $0.98 in the prior-year period. Earnings per share for the first nine months of 2017 were $2.04 compared to $1.85 in the prior-year period, or $2.21 in the prior-year period excluding a non-cash expense of $31.4 million in the first quarter of 2016 associated with the Japan customs ruling that is discussed in Note 15 to the consolidated financial statements contained in this report. Earnings per share excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below. The earnings per share comparisons in both the three- and nine-month periods reflect the decline in revenue and the fixed nature of certain expenses as revenue declined. The negative impact of these items was partially offset by our having fewer shares outstanding in 2017 due to stock repurchases.

In the fourth quarter of 2017, we began the launch process for our ageLOC LumiSpa skin treatment and cleansing device by selling a limited quantity at our global Nu Skin LIVE! event in October 2017. We are continuing the launch process for this product across our markets during the fourth quarter of 2017 and into 2018. During November and December 2017, we are doing Sales Leader previews of this product in our markets. These previews are expected to generate lower revenue than the limited-time offers that we have done with certain product launches in the past; we currently anticipate LumiSpa sales will generate approximately $100 million of revenue in the fourth quarter of 2017. Throughout the first half of 2018, we plan to make the product generally available for purchase in our markets.

Segment Results

We report our business in seven segments. The following table sets forth revenue for the three- and nine-month periods ended September 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant Currency Change(1)	Nine Months Ended September 30,			Constant Currency Change(1)
	2017	2016	Change		2017	2016	Change

Mainland China	$172,556	$168,320	3%	3%	$494,658	$471,319	5%	8%
South Korea	89,238	136,188	(34%)	(34%)	258,626	315,342	(18%)	(20%)
Americas	79,214	71,250	11%	12%	221,968	204,882	8%	9%
South Asia/ Pacific	78,994	70,867	11%	13%	216,727	226,742	(4%)	(3%)
Japan	62,513	72,489	(14%)	(7%)	188,465	210,429	(10%)	(7%)
Hong Kong/ Taiwan	41,050	48,140	(15%)	(16%)	120,069	140,568	(15%)	(17%)
EMEA	40,133	36,908	9%	3%	112,385	107,186	5%	4%
Total	$563,698	$604,162	(7%)	(6%)	$1,612,898	$1,676,468	(4%)	(3%)

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the three- and nine-month periods ended September 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Mainland China	$42,375	$38,240	$130,085	$113,250
South Korea	23,713	41,739	70,503	89,991
Americas	12,822	11,637	34,564	34,286
South Asia/Pacific	18,664	16,371	47,083	53,172
Japan	12,786	15,510	36,134	43,490
Hong Kong/Taiwan	8,096	10,401	20,945	25,829
EMEA	2,896	3,258	8,304	6,438

The following table provides information concerning the number of Customers and Sales Leaders as of September 30, 2017 and 2016.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of September 30, 2017		As of September 30, 2016		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	190,000	25,600	182,000	25,300	4%	1%
South Korea	185,000	8,400	198,000	11,700	(7%)	(28%)
Americas	215,000	7,200	171,000	6,700	26%	7%
South Asia/Pacific	149,000	7,900	116,000	7,200	28%	10%
Japan	131,000	6,500	136,000	7,000	(4%)	(7%)
Hong Kong/Taiwan	71,000	4,300	75,000	5,300	(5%)	(19%)
EMEA	128,000	4,300	121,000	4,100	6%	5%

Total	1,069,000	64,200	999,000	67,300	7%	(5%)

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our business's performance in Mainland China continues to be steady, with revenue, Sales Leaders and Customers each increasing on a year-over-year basis. The momentum in this segment reflects favorable responses to our product and sales compensation initiatives and the launch of ageLOC Me, which we sold on a limited basis in the segment during March 2017 and made generally available beginning in April 2017. The year-over-year revenue comparisons also reflect approximately $58 million generated by a limited-time offer of ageLOC Me during the second quarter of 2016 and an additional $7 million in the third quarter of 2016.

The year-over-year increase in segment contribution for the third quarter of 2017 reflects increased revenue and a 1.7% decrease in selling expenses as a percentage of revenue. The year-over-year increase in segment contribution for the nine-month period ended September 30, 2017 reflects increased revenue and a $6.9 million decrease in general and administrative expenses driven primarily by reductions in labor and depreciation expenses.

South Korea. The year-over-year decline in revenue in our South Korea segment for the three- and nine-month periods ended September 30, 2017 primarily reflects approximately $49 million of revenue generated by a limited-time offer of a local variation of our ageLOC Youth nutritional supplement during the third quarter of 2016. The limited-time offer also drove an increase in Sales Leaders during that quarter. Although our Sales Leaders number in this segment increased slightly from the second quarter to the third quarter of 2017 due to a product promotion, our business in this segment continues to experience difficulties. We believe that Customer acquisition has been strained due to online competitive pressures. We also believe the political and economic environment in South Korea has negatively impacted our performance in this market.

The year-over-year decline in segment contribution for the three- and nine-month periods ended September 30, 2017 primarily reflects decreased revenue, as well as the fixed nature of certain of our general and administrative expenses as revenue decreased. The comparisons additionally reflect the 2016 limited-time offer, which increased gross margin in 2016 and also increased selling expenses in 2016, as more Sales Leaders qualified for higher sales compensation and promotional incentives in connection with the limited-time offer.

Americas. Our business in this segment continued to improve for both the three- and nine-month periods ended September 30, 2017, largely due to Sales Leader social media sales initiatives. These initiatives drove large year-over-year increases in our revenue, Sales Leaders and Customers in some of our Latin America markets during the third quarter of 2017. These initiatives also drove a large third-quarter year-over-year increase in our Customers in the United States, our largest market in this segment, though this trend may be softening, as our Customer numbers in the United States have begun to flatten on a sequential basis. In addition, revenue in the United States for the third quarter of 2017 grew 3% on a year-over-year basis, compared to 9% year-over-year growth during the second quarter of 2017.

Segment contribution for the third quarter of 2017 increased proportionately with revenue; as a percentage of revenue, segment contribution was 16.3% in the third quarter of 2017 compared to 16.4% in the third quarter of 2016. The dollar amount of segment contribution in the nine-month period ended September 30, 2017 remained even with the prior-year period despite the increase in revenue because general and administrative expenses as a percentage of revenue increased 1.6%. The increase in general and administrative expenses reflects increased labor expenses in the United States, as well as labor, rent and depreciation expenses associated with new facilities that we opened in Argentina and Chile during 2017.

South Asia/Pacific. The increases in revenue, Sales Leaders and Customers in this segment for the third quarter of 2017 were primarily driven by successful Sales Leader social media sales initiatives. The year-over-year decline in revenue for the first nine months of 2017 reflects a limited-time offer of ageLOC Youth during the second quarter of 2016, which generated approximately $35 million in revenue.

The year-over-year increase in segment contribution for the third quarter of 2017 primarily reflects increased revenue, as well as a $2.4 million decrease in general and administrative expenses due to a 2016 sales force convention in the segment. These improvements were partially offset by a 1.9% decline in gross margin due to product mix and a product promotion in 2017, and increased selling expenses related to incentive trips and other promotional incentives. The year-over-year decrease in segment contribution for the nine-month period ended September 30, 2017 reflects decreased revenue and a 2.6% decline in gross margin due to changes in product mix.

As discussed further in Item 1A. Risk Factors—"Challenges to the form of our network marketing system could harm our business," we are currently in discussions with Vietnam authorities regarding an account transfer fee that may be found to violate Vietnam's anti-pyramid laws. Consequences for violating these laws may include monetary penalties and revocation of our license to do business in Vietnam. Our Vietnam subsidiary's revenue represented 0.5% of our 2016 consolidated revenue and 1.0% of our consolidated revenue in the third quarter of 2017.

Japan. The declines in revenue, Sales Leaders and Customers continued to reflect a soft direct selling market and challenging regulatory environment in Japan. Foreign-currency fluctuations also negatively impacted revenue 7% and 3% for the three- and nine-month periods ended September 30, 2017, respectively, compared to the prior-year periods.

The year-over-year decline in segment contribution for both the three- and nine-month periods ended September 30, 2017 reflects decreased revenue and decreased gross margin.

Hong Kong/Taiwan. The declines in revenue and Customers in this segment were driven by continued year-over-year declines in Sales Leaders as fewer people were selling our products. Our initiatives have not generated the increases in Sales Leaders that we have targeted in this segment. The year-over-year revenue comparison for the nine-month periods also reflects approximately $14 million generated by a limited-time offer of ageLOC Me in the second quarter of 2016 in this segment. On a sequential basis, our business in Hong Kong slightly improved due to a promotion, with revenue, Sales Leaders and Customers each increasing over the second quarter of 2017.

The year-over-year decrease in segment contribution for the third quarter of 2017 primarily reflects decreased revenue. The year-over-year decrease in segment contribution for the nine-month period ended September 30, 2017 reflects decreased revenue and a 2.1% increase in general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue decreased.

EMEA. The year-over-year growth in revenue, Sales Leaders and Customers in this segment reflects continued success of Sales Leader social media sales initiatives in certain markets of the region. Foreign-currency fluctuations also positively impacted revenue 6% in the third quarter of 2017 compared to the prior-year period.

The year-over-year decrease in segment contribution for the third quarter of 2017 primarily reflects increased general and administrative expenses. The year-over-year increase in segment contribution for the nine-month period ended September 30, 2017 reflects increased revenue and a 1.7% improvement in gross margin due to various factors, including foreign currency fluctuations and decreased duties and customs.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2017 decreased 7% to $563.7 million compared to $604.2 million in the prior-year period. Revenue for the nine-month period ended September 30, 2017 decreased 4% to $1.6 billion compared to $1.7 billion in the prior-year period. For a discussion and analysis of these decreases in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue decreased to 78.6% for the three-month period ended September 30, 2017 compared to 79.2% for the prior-year period. This decrease primarily reflects the decline in revenue and the fixed nature of certain components of cost of sales. Gross profit as a percentage of revenue increased to 78.1% for the nine-month period ended September 30, 2017 compared to 76.6% for prior-year period. This year-over-year increase was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 15 to the consolidated financial statements contained in this report. Excluding this expense, gross profit as a percentage of revenue for the first nine months of 2016 was 78.5%, consistent with the current year. Gross profit excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.7% for the three-month period ended September 30, 2017 compared to 42.3% for the same period in 2016. Selling expenses as a percentage of revenue remained level at 41.7% for the nine-month period ended September 30, 2017 compared to the same period in 2016.

General and administrative expenses

General and administrative expenses increased to $143.2 million in the third quarter of 2017 compared to $140.7 million in the prior-year period. As a percentage of revenue, general and administrative expenses increased to 25.4% for the third quarter of 2017 compared to 23.3% for the prior-year period, as certain of our general and administrative expenses, such as labor, rent and depreciation, remained relatively fixed while revenue decreased. For the nine-month period ended September 30, 2017, general and administrative expenses decreased to $411.3 compared to $415.0 million in the prior-year period. As a percentage of revenue, this represents a small increase to 25.5% compared to 24.8% for the prior-year period.

In the fourth quarter of 2017, we anticipate that general and administrative expenses will be approximately $10 million higher than in the third quarter of 2017 due to our global Nu Skin LIVE! event, which took place in October 2017.

Other income (expense), net

Other income (expense), net for the third quarter of 2017 was $(1.2 million) of expense compared to $(5.7 million) of expense for the prior-year period.  The lower expense primarily reflected a foreign currency gain associated with our foreign operations that offset a portion of our other expenses.

Other income (expense), net for the first nine months of 2017 was $(8.5 million) of expense compared to $(19.6 million) of expense for the prior-year period. The decrease in expense for the nine-month periods reflects a $17.1 million decrease in foreign currency translation expenses, primarily due to an expense of $11.1 million in the second quarter of 2016 that resulted primarily from the strengthening of the Japanese yen against the U.S. dollar and its impact on our Japanese yen-denominated debt and liabilities. The decrease in foreign currency translation expenses was partially offset by a $7.5 million increase in interest expense in 2017 due to the convertible notes that we issued in June 2016.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2017 was $21.5 million and $55.7 million, compared to $19.8 million and $45.8 million for the same periods in 2016. The effective tax rate was 34.1% and 33.4%, of pre-tax income during the three- and nine-month periods ended September 30, 2017, respectively, compared to 25.8% and 30.4%, respectively, in the prior-year periods. The increase in effective tax rate for both the three- and nine-month periods primarily reflects a decreased tax rate in the third quarter of 2016 due to the substantial liquidation of our business operations in Venezuela during that quarter, which resulted in the recognition of a previously unrecognized deferred tax asset. The favorable impact of this matter on our effective tax rate for the first nine months of 2016 was partially offset by the impact of the Japan customs expense that was recognized in the first quarter of 2016, which reduced our income before taxes in that quarter, thereby increasing our effective tax rate for that quarter. The year-over-year comparisons for both the three- and nine-month periods also reflect a benefit in 2017 due to the new accounting standard for stock-based compensation, which was not reflected in our 2016 results.

Net income

As a result of the foregoing factors, net income for the third quarter of 2017 was $41.7 million compared to $56.9 million in the prior-year period.  Net income for the first nine months of 2017 was $111.2 million, compared to $104.9 million for the first nine months of 2016, or $125.0 million in the first nine months of 2016 excluding Japan customs expense of $31.4 million ($20.1 million, net of tax). Net income excluding Japan customs expense is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2017, we generated $155.8 million in cash from operations compared to generating $185.4 million in cash from operations during the prior-year period. This decrease in cash flow from operations primarily reflects the year-over-year decline in sales, partially offset by the payment in 2016 of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 contained in this report also includes an adjustment of $31.4 million because the Japan customs expense that is discussed in Note 15 to the financial statements contained in this report was a non-cash item.

Two line items in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 contained in this report include amounts that offset each other. As a result of the previously disclosed February 2016 settlement of our putative securities class action consolidated lawsuit, the Prepaid expenses and other line item includes a negative adjustment of $47 million due to the recording of a short-term receivable from our insurers, and the Accrued expenses line item includes a positive adjustment of $47 million due to the recording of a short-term liability representing the agreed-upon settlement amount. For further information, see Note 16 to the consolidated financial statements contained in our Quarterly Report on Form 10-Q for the third quarter of 2016.

As of September 30, 2017, working capital was $329.4 million, compared to $315.3 million as of December 31, 2016. Cash and cash equivalents, including current investments, as of September 30, 2017 and December 31, 2016 were $371.8 million and $368.1 million, respectively.

Capital expenditures in the first nine months of 2017 were $39.0 million, and we anticipate additional capital expenditures of approximately $20 million for the remainder of 2017. Our 2017 capital expenditures are primarily related to:

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of September 30, 2017, we had debt pursuant to the Credit Agreement of $216.7 million. See Note 12 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During the first nine months of 2017, we repurchased approximately 0.8 million shares of Class A common stock under this plan for $47.8 million. At September 30, 2017, $151.9 million was available for repurchases under the stock repurchase plan.

In February, May and August 2017, our board of directors declared a quarterly cash dividend of $0.36 per share. These quarterly cash dividends of $19.0 million, $19.1 and $19.0 million were paid March 15, 2017, June 14, 2017 and September 13, 2017 to stockholders of record on February 27, 2017, May 26, 2017 and August 25, 2017. In October 2017, our board of directors declared a quarterly cash dividend of $0.36 per share to be paid on December 6, 2017 to stockholders of record on November 17, 2017. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of September 30, 2017 and December 31, 2016, we held $371.8 million and $368.1 million, respectively, in cash and cash equivalents, including current investments. These amounts include $311.2 million and $283.5 million as of September 30, 2017 and December 31, 2016, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain countries as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2017, we had $110.8 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash. However, in recent months, the Chinese government has placed limits on the permitted amount of intercompany lending, which has slowed our ability to access cash in that market. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Except for partial indefinite reinvestment in two jurisdictions, we have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Any repatriation of non-U.S. earnings requires payment of U.S. taxes in accordance with applicable U.S. tax rules and regulations. Accordingly, we have accrued the necessary U.S. taxes related to the funds that are not indefinitely reinvested.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the quarter ended September 30, 2017.

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

Additionally, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2017, we did not hold any non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt. As of September 30, 2016 we held non-designated mark-to-market forward derivative contracts to hedge foreign-currency-denominated intercompany positions or third-party foreign debt with notional amounts of 11.5 billion South Korean won ($10.4 million), 300 million Japanese yen ($3.0 million). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, as of September 30, 2017, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 1.4 billion Japanese yen ($12.4 million) to hedge forecasted foreign-currency-denominated intercompany transactions, compared to 2.3 billion Japanese yen and 6.0 million euros ($22.7 million and $6.7 million, respectively) as of September 30, 2016. Because of our foreign exchange contracts at September 30, 2017, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

The following is a reconciliation of gross profit, as reported, to gross profit excluding Japan customs expense for the nine months ended September 30, 2017 and 2016 (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2017	2016

Revenue	$1,612,898	$1,676,468

Gross profit	$1,259,279	$1,284,531
Japan customs expense	—	31,355
Gross profit, excluding Japan customs expense	$1,259,279	$1,315,886

Gross profit as a % of revenue	78.1%	76.6%

Gross profit, excluding Japan customs expense, as a % of revenue	78.1%	78.5%

The following is a reconciliation of net income and diluted earnings per share, as reported, to net income and diluted earnings per share excluding Japan customs expense for the nine months ended September 30, 2017 and 2016 (U.S. dollars in thousands, except per share amounts):

	Nine Months Ended September 30,
	2017	2016

Net income	$111,202	$104,901
Japan customs expense	—	31,355
Tax effect of Japan customs expense	—	(11,257)
Net income, excluding Japan customs expense	$111,202	$124,999

Diluted earnings per share	$2.04	$1.85

Diluted earnings per share, excluding Japan customs expense	$2.04	$2.21

Diluted weighted-average common shares outstanding (000s)	54,519	56,586

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Report on Form 10-Q for the first and second quarters of 2017. Except as discussed below, there have been no material developments concerning the matters discussed in those reports.

As previously disclosed, in April 2017, the Tokyo High Court issued a ruling in our dispute with the customs authorities in Japan. The High Court affirmed the Tokyo District Court's February 2016 decision upholding previous customs assessments related to the importation of several of our products into Japan during 2010. We filed an appeal with the Japan Supreme Court in May 2017. The High Court's April 2017 ruling applied only to imports that occurred during 2010, but in September 2017, the Tokyo High Court issued its ruling regarding imports that occurred in 2006-2009 and 2011, which are the other time periods in the dispute. For both of these time periods, the High Court affirmed the Tokyo District Court's decisions upholding previous customs assessments. In October 2017, we filed an appeal with the Japan Supreme Court regarding the Tokyo High Court's September 2017 ruling. As previously disclosed, we already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount being disputed. It was a non-cash item because we were previously required to pay the assessments.

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that the resolution of these matters will not have a negative material effect on our consolidated financial position, results of operations or liquidity.

Please refer to Notes 11 and 15 to the consolidated financial statements contained in this report and to our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Reports on Form 10-Q for the first and second quarters of 2017 for additional information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2016 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2017.

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

Following an audit of our Vietnam business during 2017, regulators in Vietnam informed us that an account transfer fee that we charge to distributors who transfer their business to a different country may be viewed, with respect to distributors who transfer to Vietnam, as an illegal sign-up fee under Vietnam's anti-pyramid laws. The account transfer fee is approximately $25. We are currently in discussions with the Vietnam authorities about this matter. Consequences for violating Vietnam's anti-pyramid laws may include monetary penalties and revocation of our license to do business in Vietnam. Our Vietnam subsidiary's revenue represented 0.5% of our 2016 consolidated revenue and 1.0% of our consolidated revenue in the third quarter of 2017.

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

Our sales compensation plans include some components that differ from market to market. We modify components of our sales compensation plans from time to time to keep our sales compensation plans competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. In October 2017, we announced to our sales force that we plan to implement significant changes to our compensation plans over the next several quarters. Because of the size of our sales force and the complexity of our sales compensation plans, it is difficult to predict how such changes will be viewed by our sales force and whether such changes will achieve their desired results. For example, certain changes we made to our sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business.

In addition, we have been required to modify our sales compensation plan in certain countries, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Changes to reduce sales compensation have had a negative impact on the sales force in the past and could in the future.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2017	63,137	$ 63.33	63,137	$ 173.6
August 1 – 31, 2017	187,450	$ 58.67	187,450	$ 162.6
September 1 – 30, 2017	173,705	$ 61.61	173,705	$ 151.9
Total	424,292	$ 60.57	424,292

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

November 1, 2017

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)