Form 10-K
period 2017-12-31
NU SKIN ENTERPRISES INC
filed 2018-02-16
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2017, the last business day of the Registrant's second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.27 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant's outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the Registrant.

As of January 31, 2018, 52,750,931 shares of the Registrant's Class A common stock, $.001 par value per share, and no shares of the Registrant's Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.  The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, CUSTOMER BASE AND SALES COMPENSATION PLAN; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION AND OTHER LEGAL MATTERS; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "COMMIT," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE "ITEM 1A – RISK FACTORS."

In this Annual Report on Form 10-K, references to "dollars" and "$" are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I
ITEM 1. BUSINESS

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2017, our revenue of $2.3 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

About 90% of our revenue came from outside of the United States in 2017, with approximately 32% of our revenue coming from Mainland China, our largest revenue market. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel.  See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

We have historically acquired ingredients and contracted production of most of our products from third-party suppliers and manufacturers, except in Mainland China, where we manufacture the majority of our products. However, we recently acquired companies that we believe will help to integrate some of our product sourcing and production functions into our corporate structure, and we may continue to review additional acquisition targets in the future. For more information, see "Sourcing and Production," below.

PRODUCTS

We offer a branded, differentiated product platform. We believe our innovative approach to product development and distribution provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC brand, which features innovative, premium-quality anti-aging products. We also are increasingly focused on developing and offering products that are conducive to social selling, including cosmetics and other socially demonstrable and shareable products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products. We source and produce nearly all our proprietary products through trusted third parties and manufacturing partners, except in Mainland China, where we manufacture the majority of our products.

During 2015 and 2016, and continuing into 2017, we launched our ageLOC Youth nutritional supplement and our ageLOC Me customized skin care system. Beginning in the fourth quarter of 2017 and continuing into 2018, we are launching our ageLOC LumiSpa skin treatment and cleansing device.

Product Categories

We have two primary product categories, each operating under its own brand. We market our premium-quality personal care products under the Nu Skin category brand and our science-based nutritional supplements under the Pharmanex category brand. Over the last several years, we have introduced new Pharmanex nutritional supplements and Nu Skin personal care products under our ageLOC anti-aging brand. We also offer products under other brands, particularly products in our Nu Skin category brand that are conducive to social selling.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2015, 2016, and 2017. This table should be read in conjunction with the information presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)
	Year Ended December 31,
Product Category	2015		2016		2017

Nu Skin	$1,363.5	60.7%	$1,308.2	59.3%	$1,456.4	63.9%

Pharmanex	877.9	39.1%	892.7	40.4%	817.2	35.9%

Other(2)	5.6	0.2%	6.9	0.3%	5.5	0.2%

	$2,247.0	100.0%	$2,207.8	100.0%	$2,279.1	100.0%

(1)
In 2017, 90% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign-currency fluctuations negatively impact reported revenue by less than 1% in 2017 compared to 2016 and by 2% in 2016 compared to 2015.

(2)	We currently offer a limited number of other products and services, including household products and technology services.

Nu Skin. Our strategy for the Nu Skin category brand is to leverage our distribution channel to strengthen Nu Skin's position as an innovative leader in the anti-aging personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. Our primary categories in this product line are core skin care systems and targeted treatment products that address specific skin needs. We formulate these products with ingredients that are scientifically proven to provide visible results. In 2017, our three top-selling products in this category were our innovative skin care devices: our ageLOC Spa systems, ageLOC Me customized skin care system, and ageLOC LumiSpa skin treatment and cleansing device. Our ageLOC skin care products accounted for 32% of our total revenue and 50% of our Nu Skin product category revenue in 2017. We also offer our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic, personal care and hair care products. We tested and introduced a number of these products—particularly products that are conducive to social selling, such as Powerlips Fluid lip color and Dr. Dana® nail care system—at our global distributor convention in October 2017.

Pharmanex. Our strategy for the Pharmanex category brand is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors' offerings. This product line includes our LifePak nutritional supplements, ageLOC Youth nutritional supplement, and ageLOC TR90 weight management and body shaping system. Our ageLOC nutritional products accounted for 19% of our total revenue and 52% of our Pharmanex product category revenue in 2017. We also offer a number of other anti-aging nutritional solutions and weight management products.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. In our research and product development, we seek to better understand the sources of aging, including the influence of certain ingredients on gene expression, to enhance our ability to innovate in our development of anti-aging products. We also are increasingly focused on developing and offering products that are conducive to social selling, including cosmetics and other socially demonstrable and shareable products.

Our research and product development activities include:

•	Internal research, product development and quality testing;

•	Joint research projects, collaborations and clinical studies;

•	Identification and assessment of technologies for potential licensing arrangements; and

•	Acquisition of technologies.

We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, pharmacology and clinical studies. Our expenses for internal research and development activities and joint research projects and collaborations were $20.1 million, $24.3 million and $22.0 million in 2015, 2016 and 2017, respectively.

We also work to identify and assess innovative technologies developed by third parties for potential licensing, supply or acquisition arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have resulted in demonstrated technologies, without all of the upfront costs and uncertainty associated with internal development. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998; the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in skin, in the early 2000s; and the acquisition of assets related to the genetic sources of aging from LifeGen Technologies, LLC in 2011. We incur expenses for royalties and amortization for previous technology-related acquisitions.

Intellectual Property

Our major trademarks are registered in the United States and in each market where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me® and LumiSpa®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, TR90, Tru Face Essence Ultra and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC products and other products.

Sourcing and Production

Nu Skin. For markets other than Mainland China, in 2017, we acquired ingredients and contracted production of nearly all our Nu Skin personal care products from third-party partners, suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products sold in Mainland China, and some products exported to other markets.

We acquired ingredients and products from three suppliers that represented more than 10% of our Nu Skin personal care purchases in 2017. We maintain a good relationship with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. We procure our ageLOC Spa systems and our Tru Face Essence products from single vendors who own or control the product formulations, ingredients, or other intellectual property rights associated with these products. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. Please refer to Item 1A. Risk Factors—"The loss of suppliers or shortages in ingredients could harm our business" for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Pharmanex. For markets other than Mainland China, in 2017, we sourced most of our Pharmanex nutritional supplements from third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our nutritional supplements sold in Mainland China and herbal extracts used to produce other products sold globally.

Four of our suppliers manufactured products representing more than 10% of our Pharmanex nutritional supplement purchases in 2017. We maintain a good relationship with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers or from our other vendors, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. Please refer to Item 1A. Risk Factors—"The loss of suppliers or shortages in ingredients could harm our business" for a discussion of certain risks and uncertainties associated with our supplier relationships, as well as with the sourcing of raw materials and ingredients.

In January and February 2018, we acquired three companies that we believe will help to integrate some of our product sourcing and production functions into our corporate structure:

•	Treviso, LLC, which primarily develops and manufactures personal care products;

•	Innuvate Health Sciences LLC, which primarily develops and manufactures nutritional supplements; and

•	L&W Holdings, Inc., which primarily sources and procures product packaging.

We may continue to review acquisition targets that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We support these personal marketing efforts with marketing content, websites, events and technology solutions. We believe our distribution channel is an effective vehicle to distribute our products because:

•	our sales force can personally educate consumers about our products, which we believe is more effective for differentiating our products than using traditional mass-media advertising;

•	our distribution channel allows for product demonstrations and trial by potential consumers;

•	our distribution channel allows our sales force to provide personal testimonials of product efficacy; and

•	as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of service and encourage repeat purchases.

The manner in which we operate our distribution channel can vary from market to market based on regulatory and socio-economic conditions. While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. For example, in Mainland China we have implemented a distinct hybrid business model that utilizes retail stores, sales employees, independent direct sellers and independent marketers to market our products.

In many of our markets, our sales force has had success with social selling, in which they use online or social media platforms to find new customers and promote and sell our products. We seek to support these efforts with products that are conducive to social selling and with technology solutions to facilitate this model. Social selling presents certain risks to our business, as discussed further in Item 1A. Risk Factors.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of direct selling associations globally, we promote and abide by the industry's codes of ethics and consumer protective standards to support and protect those who sell and purchase our products through the direct selling channel.

Consumers and Sales Network

Our distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption; and our sales network—individuals who personally buy, use and resell products, and who also find new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a meaningful business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation and incentives.

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months ("Customers"). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products. Our Customer numbers do not include retail consumers who purchase products directly from members of our sales force.

To monitor the growth in our sales network, we track the number of independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements ("Sales Leaders"). The following chart sets forth information concerning our Customers and Sales Leaders for the last three years.

Total Number of Customers and Sales Leaders by Region(1)

	As of December 31, 2015		As of December 31, 2016		As of December 31, 2017
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	142,000	20,900	175,000	22,000	193,000	40,600
South Korea	214,000	9,700	192,000	9,600	173,000	8,400
Americas	176,000	8,700	166,000	6,700	222,000	8,000
South Asia/Pacific	119,000	10,500	116,000	7,600	144,000	8,900
Japan	152,000	7,700	137,000	6,700	132,000	6,600
Hong Kong/Taiwan	81,000	6,100	73,000	4,600	71,000	4,700
EMEA	110,000	4,000	129,000	4,400	135,000	4,700
Total	994,000	67,600	988,000	61,600	1,070,000	81,900

(1)
The changes to our global sales compensation plan that we are rolling out across our markets over the next two years will modify the Sales Leader qualification requirements. Although we currently do not expect the modified requirements will result in so many reclassifications of our sales force members as to materially impact our Sales Leader numbers, this could happen, or the changes could drive changes in sales performance that result in a material impact.

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

•
"Sales Leaders and Qualifiers"—Distributors who have qualified or are trying to qualify as a Sales Leader. These are the distributors who have made an election to try to qualify as a Sales Leader and are actively recruiting consumers and distributors and building a sales network under our global sales compensation plan and constitute our sales network.

To become a distributor, an individual signs a distributor agreement and receives a business portfolio, which is free in most markets and in some cases is delivered in electronic form. In some markets, we charge a small fee for the business portfolio, which is limited to our costs. The business portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, distributor policies and procedures, product catalog and other documentation, but does not include products. There are no requirements to purchase products or other materials to become a distributor, and no commissions are paid on the purchase of a business portfolio.

We offer a generous product return policy, which also includes returns of business support materials. With some exceptions based on local regulations, we offer a return policy that allows our distributors to return unopened and unused items for up to 30 days for a full refund, or 12 months subject to a 10% restocking fee. Distributors are not required to terminate their distributorship to return product. Actual returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with being a distributor.

In addition to our product return policy, we strive to be as consumer protective as possible. We seek to ensure that those who use our products or participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

There are two fundamental ways in which our distributors can earn money:

•	by reselling products purchased from the company to consumers; and

•	through sales compensation earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous sales compensation plans in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as "multi-level" compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Our Sales Leaders can also earn bonuses and other compensation pursuant to incentives and programs outside of our core compensation plan based on the performance criteria established for such incentives and programs.  We pay consolidated sales compensation in a Sales Leader's home country, in local currency, for performance by the Sales Leader and the performance of the Sales Leader's teams across all geographic markets.

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

Please refer to Item 1. Business—"Regulation" and Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our business in Mainland China.

Our global sales compensation plan and our Mainland China business model, including our related know-how, processes and systems, play a significant role in helping us to attract and incentivize our sales force.  We have strategically developed and refined our global sales compensation plan and our Mainland China business model to distinguish the business opportunity that we offer from those of other companies and to seek to provide us with a competitive advantage.

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements. We hold regular meetings and events globally in order to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to other Sales Leaders. We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders. In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices, generate alignment of Sales Leaders around key initiatives, and provide a high level of motivation and team building.

Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. In some of these offerings, we may sell the product for a limited time, often in limited quantities, and then remove it from the market for a period of time before making it generally available for purchase. We refer to this entire process, beginning with the introductory offering through general availability of the product, as a product launch or our launch process.

Sales Leader previews, limited-time offers and other product introductions and promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides important marketing and forecasting information about the products to our company. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS

We currently sell and distribute our products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa. The following table sets forth the revenue for each of the segments for the years ended December 31, 2015, 2016 and 2017:

	Year Ended December 31,
(U.S. dollars in millions)	2015		2016		2017

Mainland China	$565.5	25%	$610.4	28%	$717.0	32%
South Korea	422.3	19	413.7	19	361.7	16
Americas	329.7	15	276.6	12	317.4	14
South Asia/Pacific	322.0	14	296.8	13	300.0	13
Japan	264.2	12	279.0	13	256.1	11
Hong Kong/Taiwan	206.1	9	184.0	8	166.7	7
EMEA	137.2	6	147.3	7	160.2	7
Total	$2,247.0	100%	$2,207.8	100%	$2,279.1	100%

Additional comparative revenue and related financial information is presented in the tables captioned "Segment Information" in Note 20 to our consolidated financial statements.

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

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including "pyramid" schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets generally:

•	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•	require that our sales force is compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission ("FTC"), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan.  If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China's direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by provincial and local level regulators as well as local customs and practices.

Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. As of January 31, 2018, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the Ministry of Commerce, PRC ("MOFCOM"), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Industry and Commerce at both provincial and State levels.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in certain locations in Mainland China and have resulted in a few cases where we have paid fines. For example, following a number of negative media stories published in January 2014, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of commissions we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total revenue in South Korea. We have implemented various measures to comply with these limits, including adjusting the commissionable value of some of our products in this market.

In some markets, regulations applicable to the activities of our Sales Leaders may affect our business because we are, or regulators may assert that we are, responsible for our Sales Leaders' conduct. In these markets, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how distributors approach prospective customers. From time to time, we receive warnings from regulatory agencies in certain prefectures about the number of general inquiries and complaints about us and our distributors. As a result, we continually evaluate and enhance our distributor compliance, education and training efforts in Japan.

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies.

Please refer to Item 1A. Risk Factors for more information on regulatory and other risks associated with our business.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the United States Food and Drug Administration (the "FDA"), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the Food and Drug Administrations in Mainland China and Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter ("OTC") drugs, cosmetics, dietary supplements, foods and medical devices such as those distributed by us.

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

Regulation of Personal Care Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, personal care products, other than devices, are placed into one of two categories, "special-purpose cosmetics" and "non-special-purpose cosmetics." Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for some categories of personal care products in Mainland China can be unpredictable and generally takes from 9 to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all "medicated" cosmetic products require registration. The sale of cosmetic products is regulated in the European Union (the "EU") under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

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

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without having been "chemically altered." The enforcement of the term "chemically altered" has been and continues to evolve within the FDA. As such, an ingredient that is deemed today not to be "chemically altered" may be viewed otherwise in the future, which could lead to our being required to reformulate or cease marketing the product until such time that we can find a suitable replacement. A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" which establishes that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may seek to remove from the market any new dietary ingredient that the FDA determines to be unsafe. In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

Regulation of Nutritional Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the China Food and Drug Administration, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. In the event a product, or an ingredient in a product, is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell "general foods" through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from "drugs" or "pharmaceutical products." Because of the varied regulations, some products or ingredients that are recognized as a "food" in certain markets may be treated as a "pharmaceutical" in other markets. In Japan, for example, if a specified ingredient is not listed as a "food" by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets, or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether. Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could impose additional restrictions or requirements in the future. In general, the regulatory environment is becoming more complex with increasingly stricter regulations each year.

Manufacturing Process. In 2008, and as updated more recently under the regulations implementing the Food Safety Modernization Act, the FDA established regulations to require current good manufacturing practices for dietary supplements and food products in the United States. The regulations ensure that dietary supplements and food products are produced in a quality manner, do not contain contaminants or impurities above pre-established levels and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements or food products contain contaminants or allergens or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization or death associated with consumers' use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls. Failure to comply with good manufacturing practices could also result in product recalls.

Advertising and Product Claims. Most of our major markets also regulate advertising and product claims regarding the efficacy and quality of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are typically not able to make any "medicinal" claims with respect to our Pharmanex products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

In connection with investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our distributors, we entered into a consent decree with the FTC and various agreements with state regulatory agencies. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our distributors to make earnings representations without making certain average earnings disclosures and not allow our distributors to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decree.

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

Our Pharmanex BioPhotonic Scanner, ageLOC Spa systems and ageLOC LumiSpa are subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets. Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotic Scanner, ageLoc Spa systems and ageLOC LumiSpa are registered as "health care equipment" or "household appliances." We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner and our ageLOC Spa systems.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. The leading global direct selling companies are Amway, Avon Products, Herbalife and Mary Kay. We also compete with other local direct selling companies. For example, the leading direct selling companies in Mainland China are Perfect, Joymain and Infinitus. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

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

EMPLOYEES

As of December 31, 2017, we had approximately 4,700 full- and part-time employees worldwide. This does not include approximately 44,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

We have adopted a Code of Conduct that applies to all of our employees, officers and directors, including our subsidiaries. Our Code of Conduct is available in the "Corporate Governance" section of our website at nuskinenterprises.com. In addition, stockholders may obtain a copy, free of charge, by making a written request to Investor Relations, Nu Skin Enterprises, Inc., 75 West Center Street, Provo, Utah 84601. Any amendments or waivers (including implicit waivers) regarding the Code of Conduct requiring disclosure under applicable SEC rules or NYSE listing standards will be disclosed in the same section of our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of January 31, 2018 are as follows:

Name	Age	Position
Steven J. Lund	64	Executive Chairman of the Board
Ritch N. Wood	52	Chief Executive Officer
Ryan S. Napierski	44	President
Mark H. Lawrence	48	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	65	Executive Vice President of Product Development and Chief Scientific Officer
D. Matthew Dorny	53	Executive Vice President, General Counsel and Secretary

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

Ritch N. Wood has served as our Chief Executive Officer since March 2017. Previously, he served as our Chief Financial Officer since 2002. Prior to this appointment, Mr. Wood served as Vice President, Finance from July 2002 to November 2002 and Vice President, New Market Development from 2001 to 2002. Mr. Wood joined our company in 1993 and has served in various capacities. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

Ryan S. Napierski has served as our Company's President since March 2017. Previously, he served as President of Global Sales and Operations from September 2015 to March 2017. Prior to serving in that position, he served as President of our North Asia region since June 2014 and as President of Nu Skin Japan since June 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995. Mr. Napierski has a Bachelor's degree in business, a Master's degree in business administration from Duke University and a Master's degree in international business from Goethe Universitat in Germany.

Mark H. Lawrence has served as our Chief Financial Officer since March 2017. From May 2016 to March 2017, Mr. Lawrence served as vice president of finance for the Innovation Center at Vivint Smart Home, a privately-owned home automation company. From October 2013 to May 2016, Mr. Lawrence was head of finance at Amazon Lab126, a consumer electronics research and development company that is a subsidiary of Amazon.com. He served from March 2013 to September 2013 as senior vice president of worldwide finance at Polycom, a voice and video communications company, and from 2002 to March 2013 he served in various financial positions at Brocade Communications Systems, a networking hardware, software and services company. Mr. Lawrence holds a bachelor's degree from Brigham Young University and a Master of Business Administration degree from the University of California, Davis.

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since 2006. Dr. Chang served as President of our Pharmanex division from 2000 to 2006. From 1997 to 2000, he served as Vice President of Clinical Studies and Pharmacology of Pharmanex. Dr. Chang has over 35 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

D. Matthew Dorny has served as our General Counsel and Secretary since 2003. Mr. Dorny previously served as Assistant General Counsel from 1998 to 2003. Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah. Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

ITEM 1A.  RISK FACTORS

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, which should be considered together with the other items in this Annual Report on Form 10-K, including Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, our ability to develop and introduce new products could be impacted by, among other items, government regulations, the inability to attract and retain qualified research and development staff, the termination of third-party research and collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products or that challenge our own intellectual property, or problems related to manufacturing or quality control, and difficulties in anticipating changes in consumer tastes and buying preferences. For example, in 2015, a limited-time offer of our ageLOC Me customized skin care system in South Korea generated less revenue than we expected. In that offer, we bundled the ageLOC Me device with a 12-month product subscription commitment, which we believe may have muted initial sales and contributed to the lower-than-expected results. Our operating results could be adversely impacted if our products fail to gain or maintain sales force and market acceptance.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We may also face challenges retaining our sales force as the population of our markets transitions to a new, millennial demographic, with its associated new and different dynamics of loyalty. It is estimated that by 2020, 50% of the global workforce will be comprised of millennials, many of whom are particularly savvy with social selling across multiple business opportunity platforms. There can be no assurance that our initiatives will continue to generate excitement among our sales force in the long term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

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

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Following an audit of our Vietnam business during 2017, regulators in Vietnam informed us that an account transfer fee that we charge to distributors who transfer their business to a different market may be viewed, with respect to distributors who transfer to Vietnam, as an illegal sign-up fee under Vietnam's anti-pyramid laws. The account transfer fee is approximately $25. We have held discussions with the Vietnam authorities about this matter. Consequences for violating Vietnam's anti-pyramid laws may include monetary penalties and revocation of our license to do business in Vietnam. Our Vietnam subsidiary's revenue represented 0.8% of our 2017 consolidated revenue.

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

Foreign-currency fluctuations and inflation in foreign markets could impact our financial position and results of operations.

In 2017, approximately 90% of our sales occurred in markets outside of the United States in each market's respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. For example, foreign-currency fluctuations negatively impacted our reported revenue by approximately 8% in 2015 compared to 2014. Foreign-currency fluctuations can also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2014 and 2015, we recorded $46.3 million and $10.2 million, respectively, of non-cash foreign currency charges related to the devaluation of the Venezuela currency after Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles. During the third quarter of 2016, we ceased business operations in Venezuela. Other markets, including Argentina and Ukraine, have experienced weakening currencies, and it is possible that these and other markets may be so designated in the future. Our Venezuela, Argentina and Ukraine subsidiaries' net sales revenue each represented less than 1.5% of consolidated net sales revenue during each of the periods ended December 31, 2015, 2016 and 2017.

Although we may engage in transactions intended to reduce our exposure to foreign-currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign-currency fluctuations occurred as a result of the June 2016 referendum in the United Kingdom in which voters approved an exit from the European Union. The recent U.S. Tax Cuts and Jobs Act also could affect foreign-currency fluctuations. In addition, members of the current U.S. presidential administration have expressed antipathy toward some international trade agreements and have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other markets. Any such proposal or measure could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Improper sales force actions could harm our business.

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

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities in the past.  Japan imposes strict requirements regarding how distributors approach prospective customers.  From time to time, we receive warnings from regulatory agencies in certain prefectures about the number of general inquiries and complaints about us and our distributors.  As a result, we continually evaluate and enhance our distributor compliance, education and training efforts in Japan. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

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

We have also seen an increase in the use of social media by our sales force to promote our business opportunity and products, which increases the burden on us to monitor compliance of such activities and increases the risk that such social media content could contain problematic claims in violation of our policies and applicable regulations. In addition, social media platforms could decide to block, or decease the prominence of, our sales force's content for any reason, including if our sales force violates the social media platform's policies.

Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations, lack of clarity on applicable legal requirements and standards, and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

•	suspicions about the legality and ethics of network marketing;

•	continued media or regulatory scrutiny regarding our business and our business model in Mainland China;

•	the safety or effectiveness of ingredients in our or our competitors' products;

•	inquiries, investigations, fines, legal actions, or mandatory or voluntary product recalls involving us, our competitors, our business models or our respective products;

•	the actions of our current or former sales force and employees;

•	misperceptions about the types and magnitude of economic benefits offered at different levels of sales engagement in our business; and

•	public, governmental or media perceptions of the direct selling industry or the nutritional or personal care industry generally.

In addition, these issues have previously resulted in negative publicity and have harmed our business. Critics of our industry, media members who have negative views on our business or the industry, short sellers and other individuals who want to pursue an agenda have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In the past, we and other companies in our industry have experienced increased adverse publicity when stock valuations have increased. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. The government has recently announced an intent to increase its scrutiny of activities that could be in violation of its anti-pyramid law. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of new regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, in January 2014, a series of articles was published by the People's Daily in Mainland China, which were subsequently picked up by other media outlets. These articles contained a number of allegations, including, among other things, that our compensation practices violated Chinese laws against pyramid and multi-level sales organization, that our recruiting and training techniques were unlawful or inappropriate and that certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations. As a result of these allegations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see "We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results." In response to media scrutiny and this government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Further media scrutiny, particularly any coming from media outlets with close connections to the Chinese government, could result in further regulatory scrutiny and investigations in Mainland China and could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, imposition of fines, and other adverse actions or events.

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

As of January 31, 2018, we have obtained direct selling licenses in 34 cities in 22 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

If we are not able to register products for sale in Mainland China, our business could be harmed.

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, products marketed in Mainland China as "health foods" are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form.

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

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted based on these restrictions. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies. If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable regulations as they may be interpreted or enforced, then we could be sanctioned and/or required to change our business model, which could result in adverse publicity and significantly harm our business.

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

The number and productivity of our sales force could be harmed by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

•	lack of compelling products or income opportunities, including through our sales compensation plans and other incentive trips and offerings;

•	negative sales force reaction to changes in our sales compensation plans;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our sales force and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions;

•	recruiting efforts of our competitors; and

•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2017, we had a global network of approximately 1,070,000 Customers. Approximately 81,900 of our Customers were Sales Leaders. As of December 31, 2017, approximately 560 Sales Leaders occupied the highest level under our global sales compensation plan, and in Mainland China we have approximately 250 key Sales Leaders who play a significant role in managing, training and servicing our sales force in that market. These Sales Leaders, together with their extensive sales networks or teams, generate substantially all of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Our business could be negatively impacted if we fail to execute our product launch process or ongoing product sales due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

Prior to making a product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We may experience difficulty effectively managing growth associated with these offerings and may face increased risk of improper sales force activities and related government scrutiny.

In addition, the size and condensed schedule of these product offerings increase pressure on our supply chain and order processing systems. We have in the past, and may in the future, failed to appropriately scale our system capacity and operations in response to changes in demand for our existing products or to the demand for new products, which reduces our sales force's confidence in our business and could harm our reputation and profitability.

As our sales force increases its use of social platforms to interact with customers, our business results could be adversely affected if our implementation of new platforms and processes to support our sales force is delayed. In addition, we are dependent on third parties for testing and delivery of portions of these and other of our information system platforms. Unanticipated changes or system failures by third parties could harm our ability to meet the expectations of our sales force, thus resulting in harm to our revenue, reputation and sales force confidence in our systems.

If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, in 2014 and 2015, we incurred inventory write-downs of $50.0 million and $37.9 million, respectively, which primarily resulted from reduced sales expectations primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products, including our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa as medical devices in most of our markets, we have registered our facial spa as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market our facial spa for over-the-counter use. There have been legislative proposals in the Southeast Asia region relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems, Pharmanex BioPhotonic Scanner and ageLOC LumiSpa in these markets. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy or is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions. For example, in January 2016, our Taiwan subsidiary received a notification of charges related to alleged violations of local law by our Taiwan subsidiary and certain employees and Taiwan distributors. The notice alleges that ageLOC Spa devices were inappropriately sold in Taiwan in 2011 and 2012. Our Taiwan subsidiary has never sold the ageLOC Spa device in Taiwan, and has vigorously contested these charges in the proceedings that have been held to date. The local law that was in effect at the time of the alleged violations provided that the alleged violations carry a maximum fine payable by our Taiwan subsidiary of up to NT$100,000 (approximately US$3,000). In addition, individuals involved could face similar fines and possible jail sentences of up to three years.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we successfully obtained clearance to market our facial spa for over-the-counter use in the United States, and registered a facial spa unit as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from market to market, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance. If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid schemes," that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•	require that our sales force is compensated primarily for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total revenue in South Korea. These regulations may limit the incentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

In addition, we have been required to modify our sales compensation plan in certain markets, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Because sales compensation, as a percentage of revenue, can fluctuate as sales force productivity fluctuates, we may be required to make further changes to stay within applicable sales compensation limits or may be at risk of exceeding them. In addition, which revenues and expenses are within the scope of these regulations is not always clear, and interpretation and enforcement of these laws are subject to change, which could require us to make further changes or result in non-compliance with these regulations. Any failure to keep sales compensation within the limits in Mainland China, South Korea, Indonesia, Vietnam or any other market that imposes a sales compensation limit could result in fines or other sanctions, including suspensions.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for dietary supplements, cosmetics or devices that we offer, the FDA or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, in recent years, the U.S. FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs' lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or class action lawsuits, which could harm our business.

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

We have observed a general increase in regulatory activity and activism in the United States and across many markets globally where we operate, and the regulatory landscape is becoming more complex with increasingly strict requirements. In particular, the requirements are impacting the ingredients we can include in our products, the accepted quantities of those ingredients and the quality of the ingredients. Global regulators have in recent years become more restrictive on the accepted levels of active ingredients that we can use in our product, in some cases banning them outright. They have also become more restrictive on permitted contaminant levels in ingredients and, in many cases, have forced complete removal of such contaminants. In certain cases, such as regarding some pesticides which are virtually ubiquitous in nature, it has proven difficult to comply with the requirements. Further, many of the restrictions regarding ingredient quality are not directly applicable to our products, leaving the possibility that our interpretation of compliance may not match that of the enforcing authorities. Often there is a lack of an equivalent active ingredient present in the marketplace. In other cases, the removal or reduction of a technical ingredient, such as parabens, leads to a significant change to the character of the product that may make it no longer desirable or safe to the consumer. If this trend in new regulations continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

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

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices that apply to us and to our vendors covering product categories such as dietary supplements, cosmetics, foods, over-the-counter drugs and medical devices. The Good Manufacturing Practices impose stringent requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which often require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, certain Good Manufacturing Practices obligate us to track and periodically report adverse events to government agencies. Our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, in prior years, we have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions. Our business could be harmed in the future if we are required to recall any product. In addition, compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance.

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

For example, our ageLOC Me customized skin care system contains a large number of SKUs, and there is a degree of unpredictability in forecasting inventory needs globally due to the complexity and number of customized cartridges available. During the initial launch of ageLOC Me, we experienced production difficulties and a slightly higher return rate and complaint rate. Although these issues have been addressed, any future problems with ageLOC Me or our other products, including our ageLOC LumiSpa skin treatment and cleansing device, could lead to an increase in product returns or stock-outs and negatively impact our reputation, revenue and profitability.

Product diversion may have a negative impact on our business.

We see our products being sold through online or other distribution channels in certain markets. Although we continually take steps to control product diversion, including for products sold in Mainland China, this activity continues to be a challenge, and changes to our global sales compensation plan or increased use of online channels for conducting sales transactions can potentially lead to increased product diversion. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Changes to our sales compensation plans could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.

Our sales compensation plans include some components that differ from market to market. We modify components of our sales compensation plans from time to time to keep our sales compensation plans competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. In the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we will continue rolling out across our markets over the next two years. Because of the size of our sales force and the complexity of our global sales compensation plan, it is difficult to predict how such changes will be viewed by our sales force, whether such changes will achieve their desired results and whether such changes will cause unintended consequences. For example, certain changes we made to our global sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business.

One of the changes we are currently making to our global sales compensation program is a new bonus program for our sales force. The funding of this bonus program will entail slightly increased prices for some of our products. These price increases could decrease consumer demand, causing the bonus program to result in higher selling expenses without a corresponding increase in revenue.

In addition, we have been required to modify our sales compensation plan in certain markets, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Changes to reduce sales compensation have had a negative impact on the sales force in the past and could in the future.

We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.

We have been, and may again become in the future, party to litigation, investigations or other legal matters. For example, in 2014, we were named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China and as a nominal defendant in a shareholder derivative suit relating to the same issues. Also, beginning in 2014, we were in discussions with the Securities and Exchange Commission ("SEC"), which discussions were focused on a charitable donation we made in Mainland China in 2013 and issues related thereto. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues. We also have been involved in two separate disputes with customs authorities in Japan with respect to customs assessments on several of our products. Although we settled the purported class action, shareholder derivative action and SEC investigation during 2016 and the Japan courts reached decisions on the customs disputes in 2013 and 2016 (we have appealed the 2016 decision), these matters were, and any future matters that we may become involved in may be, expensive and time consuming. In general, litigation claims could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of any litigation to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

Please refer to Item 3. "Legal Proceedings" for more information regarding the 2016 Japan customs matter.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities, which have recently brought a number of enforcement actions against companies with extensive international operations. For example, in 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets. Additionally, in September 2016, we reached a resolution with the SEC, in which the SEC found that our books and records and internal controls related to a charitable contribution in Mainland China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to this settlement, we neither admitted nor denied the SEC's findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective. As a result, we may face fines or penalties in the future under the FCPA or other anti-corruption laws.

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

As a U.S. company doing business globally, we are subject to all applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. The tax and customs laws in each jurisdiction are continually changing and are further subject to interpretation by the local government agencies. We have experienced increased efforts by customs authorities in some markets to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate, increase our overall tax costs or otherwise harm our business.

We may be held responsible for certain taxes or assessments relating to the activities of our independent distributors, which could harm our financial condition and operating results.

Generally, our independent distributors are subject to taxation in their country of residency. In some jurisdictions, government agencies impose an obligation on us to collect taxes and to maintain appropriate records. Furthermore, in some jurisdictions, we are subject to the risk of being responsible for social security and similar taxes with respect to our independent distributors. In addition, authorities in some jurisdictions have challenged the "independent contractor" status of distributors of some multi-level marketing companies, and they may continue to do so. In the event that local laws and regulations, or the interpretation of local laws and regulations, require us to treat our independent distributors as employees rather than independent contractors, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, withholding and related taxes plus any related assessments and penalties, which could harm our financial condition and operating results. This risk increases as our sales force increases its use of social selling, as several jurisdictions' regulations protect in-person or in-home sales demonstrations from creating an employment relationship but are less protective of online demonstrations. If our independent distributors were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

Comprehensive tax reform in the United States could adversely affect our business and financial condition.

In December 2017, the Tax Cuts and Jobs Act (the "Tax Reform Act") was enacted in the United States. The Tax Reform Act contains significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Act is uncertain, and our business and financial condition could be adversely affected. This annual report does not discuss the Tax Reform Act in depth or the manner in which it might affect holders of our common stock. We urge stockholders to consult with their legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2017, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, manufacturing facilities, retail stores and service centers located in many of our markets. Additionally, we also use third party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third-party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other markets, and non-disclosure, confidentiality and other types of agreements with our employees, sales force, consumers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign markets where we have significant business, including markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our patents and trademarks may be substantial or even not practical. We have filed patent and trademark applications to protect our intellectual property rights in our new technologies, however, there can be no assurance that our patent and trademark applications will be approved and issue, that any patents and trademarks issued will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

Our Convertible Notes mature in 2020, and they had an initial conversion rate of 21.5054 per $1,000 principal amount of Convertible Notes (which represented a conversion price of $46.50 per share). Throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain specified events. Upon conversion, we intend to settle the Convertible Notes in cash with respect to the principal amount of Convertible Notes converted and any accrued and unpaid interest to such date, and in shares of our common stock with respect to any additional amounts. For more information about the Convertible Notes, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Liquidity and Capital Resources" and Note 10 to the financial statements included in this report.

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

In addition, if the Convertible Notes are converted we may be required to issue shares of our common stock to settle amounts due above the principal amount of the Convertible Notes, which may have a dilutive impact on holders of our common stock. Furthermore, the issuance of such shares of our common stock, any sales of shares of our common stock issuable upon such conversion of the Convertible Notes or the perception that such issuance or sales could occur could adversely affect the trading prices of our common stock. Because the number of shares of our common stock due upon conversion depends on the trading price of our common stock at the time the Convertible Notes are converted, we cannot predict the extent of any dilutive or trading price impact related to the conversion of the Convertible Notes.

Any future acquisitions may expose us to additional risks.

We have recently acquired certain businesses, and we may continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;

•	diversion of management's attention from our core business;

•	increased fixed costs;

•	adverse effects on existing business relationships with our suppliers, sales force or consumers; and

•	risks associated with entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business, or a failure to adjust our fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions, could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

A failure of our internal controls over financial reporting or our compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy and completeness of our financial reporting and have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all significant deficiencies or material weaknesses in our internal controls. If a material weakness results in a material misstatement of our financial results, we would be required to restate our financial statements. For example, for the first three quarters of 2014, our management concluded that we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary. As a result of this material weakness, we decided to restate our consolidated financial statements for the first quarter of 2014.

From time to time, we initiate further investigations into our business operations based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees, sales force or affiliates, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

System failures and capacity constraints could harm our business.

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems, including websites, mobile applications, data centers, databases, networks and other systems. We rely on these systems for accepting and processing sales orders, operating our sales force and customer support operations, tracking and compensating our sales force, conducting our corporate and regional operations, and other aspects of our business. Accordingly, the performance, reliability and availability of our systems are critical to our business, reputation, and ability to attract and retain our sales force and customers.

Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyber attacks and other events. We have, and may in the future, experienced system failures and outages. We have adopted and implemented a Business Continuity/Disaster Recovery Plan under which our data is archived and stored at third-party secure sites, and we have recovery sites for certain critical data and operations. However, we cannot guarantee that these backup systems, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, thus resulting in a loss of revenue, loss of confidence of our sales force and harm to our reputation.

Our systems could also be strained by growth in our business. Although we work to expand and enhance our ecommerce features, network infrastructure and other technologies to accommodate increases in the volume of traffic to our ecommerce channels, we may be unsuccessful in these efforts. Our failure, or our suppliers' failure, to achieve or maintain system capacity could significantly reduce our ability to fulfill orders and could harm our business, reputation, revenue and financial condition.

Cyber security risks and the failure to maintain the integrity of company, employee, sales force or guest data could expose us to data loss, litigation, liability and harm to our reputation.

We collect, store and transmit large volumes of company, employee, sales force and guest data, including payment card information and personally identifiable information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business.

We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. For example, during 2018, increased data protection regulations will go into effect in the European Union, the violation of which could result in fines of up to 4% of a company's annual revenue. Maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. Making these changes is, and will likely continue to be, difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines and harm our reputation. Our South Korea business was recently investigated by regulators in that market, and although the investigation did not result in significant fines, future investigations could result in significant fines or harm to our reputation. Similarly, a failure to adhere to the payment card industry's data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis, and our infrastructure may be vulnerable to these attacks. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users' or customers' data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches.

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

Our Class A common stock closed at $31.65 per share on January 29, 2016 and closed at $71.84 per share on January 31, 2018. During this two-year period, our Class A common stock traded as low as $23.51 per share and as high as $74.45 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

We typically fund the cash requirements of our operations in the U.S. through intercompany charges for products, license fees and corporate services. However, in some markets such as Mainland China, where we have lower intercompany charges, we may be unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2017, we had $204.4 million in cash denominated in Chinese RMB. Currency exchange restrictions in Venezuela also impeded our Venezuela subsidiary's ability to obtain U.S. dollars to pay for imported products or to repatriate dividends to the United States. We ceased business operations in Venezuela in the third quarter of 2016.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal properties consist of the following:

Offices

We have administrative offices at our corporate headquarters in Provo, Utah, and in various markets, including in Shanghai, China.

Distribution Centers

We distribute our products through distribution centers and warehouses in many of our markets, including in Provo, Utah; Shanghai, China; Chungcheong buk-do, South Korea; Venlo, Netherlands; and Tokyo, Japan.

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

We own our corporate headquarters buildings, distribution center and research and development center located in Provo, Utah; the structure and improvements of our administrative offices in Shanghai, China; our distribution center in Chungcheong buk-do, South Korea; and a few other minor facilities. We currently lease the other properties described above.

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, we are currently involved in a dispute related to customs assessments by Yokohama Customs on several of our products for the period of October 2006 through September 2009 in connection with post-importation audits, as well as the disputed portion of our import duties from October 2009 to the present, which we have or will hold in bond or pay under protest (we were previously required to post a bond or make a deposit to secure any additional duties that may have been due and payable on current imports, but we are no longer required to do so). Additional assessments related to any prior period are barred by applicable statutes of limitations. The issue in this case is whether a United States entity utilizing a commissionaire agent in Japan to import its products can use the manufacturer's invoice pursuant to the transaction value method under the World Trade Organization Customs Valuation Agreement or whether it must use one of the alternative valuation methods provided in that agreement and, if an alternative method must be used, what the allowable deductions would be in determining the proper valuation. We pursued an appeal of the matter in the Tokyo District Court, which upheld the assessments. The Tokyo High Court has also upheld the assessments. We have appealed the High Court's decision to the Japan Supreme Court. As a result of the District Court's decision, we recorded a charge of $31.4 million in the first quarter of 2016. We anticipate that additional disputed duties will be limited going forward as we purchase a majority of the affected products in Japan from a Japanese company that purchases and imports the products from the manufacturers.

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

Our Class A common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "NUS." The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our Class A common stock for the quarterly periods during 2016 and 2017 based upon quotations on the NYSE.

Quarter Ended	High	Low

March 31, 2016	$ 38.90	$ 23.51
June 30, 2016	47.65	36.78
September 30, 2016	65.15	44.95
December 31, 2016	66.04	46.35

Quarter Ended	High	Low

March 31, 2017	$ 55.86	$ 47.10
June 30, 2017	65.00	52.88
September 30, 2017	65.85	53.50
December 31, 2017	70.27	59.31

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

The closing price of our Class A common stock on January 31, 2018, was $71.84. The approximate number of holders of record of our Class A common stock as of January 31, 2018 was 272. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

We declared and paid a $0.355 per share dividend for Class A common stock each quarter in 2016 and a $0.36 per share dividend for Class A common stock each quarter in 2017. The board of directors has approved an increased quarterly cash dividend of $0.365 per share of Class A common stock to be paid on March 14, 2018, to stockholders of record on February 26, 2018. Annually, this would increase the dividend to $1.46 from $1.44 in the prior year. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2017	172,329	$ 62.69	172,329	$ 141.1
November 1 – 30, 2017	156,468	63.16	156,468	131.2
December 1 – 31, 2017	48,020	66.86	48,020	128.0
Total	376,817	63.42	376,817

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

On January 22, 2018, we purchased the remaining interests in Innuvate Health Sciences LLC, a manufacturing company in which we previously held a 27.77% interest, for cash and 83,762 shares of our Class A Common Stock. On February 12, 2018, we purchased (1) L&W Holdings, Inc., a packaging company, for cash and 369,823 shares of our Class A Common Stock; (2) the remaining interests in Treviso, LLC, a manufacturing entity in which we previously held a 35.0% interest, for cash and 730,918 shares of our Class A Common Stock; and (3) real estate where Treviso, LLC's operations are located for debt and 293,515 shares of our Class A Common Stock. These sales were privately negotiated transactions in reliance on Section 4(a)(2) of the Securities Act of 1933.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers (the "Peer Group") for the period from December 31, 2012 through December 31, 2017. The graph assumes that $100 was invested in each of the Class A common stock, the S&P 500 Index and the index of publicly traded peers on December 31, 2011 and that all dividends were reinvested. The Peer Group consists of the following companies, which compete in our industry and product categories: Avon Products, Inc., The Estée Lauder Companies Inc., Herbalife Ltd., Mannatech, Inc., Nature's Sunshine Products, Inc., Tupperware Brands Corporation, USANA Health Sciences, Inc. and Weight Watchers International, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Nu Skin Enterprises, Inc., the S&P 500 Index,
and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Nu Skin Enterprises, Inc.
S&P 500
Peer Group

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.

Measured Period	Nu Skin	S&P 500 Index	Peer Group Index
December 31, 2012	$100.00	$100.00	$100.00
December 31, 2013	380.01	132.39	138.01
December 31, 2014	123.32	150.51	109.49
December 31, 2015	110.36	152.59	116.72
December 31, 2016	143.90	170.84	105.51
December 31, 2017	210.87	208.14	161.06

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2013, 2014, 2015, 2016 and 2017 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2013	2014		2015		2016		2017
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$3,176,718	$2,569,495		$2,247,047		$2,207,797		$2,279,099
Cost of sales	505,806	478,434	(1)	489,510	(1)	500,457	(2)	502,078
Gross profit	2,670,912	2,091,061		1,757,537		1,707,340		1,777,021
Operating expenses:
Selling expenses	1,476,772	1,116,572		951,372		922,083		938,024
General and administrative expenses	640,028	622,301		561,463		554,153		564,514
Total operating expenses	2,116,800	1,738,873		1,512,835		1,476,236		1,502,538
Operating income	554,112	352,188		244,702		231,104		274,483
Other income (expense), net	2,828	(53,681	)(3)	(32,743	)(3)	(18,265)		(8,916)
Income before provision for income taxes	556,940	298,507		211,959		212,839		265,567
Provision for income taxes	192,052	109,331		78,913		69,753		136,130	(4)
Net income	$364,888	$189,176		$133,046		$143,086		$129,437
Net income per share:
Basic	$6.23	$3.20		$2.29		$2.58		$2.45
Diluted	$5.94	$3.11		$2.25		$2.55		$2.36
Weighted-average common shares outstanding (000s):
Basic	58,606	59,073		57,997		55,412		52,806
Diluted	61,448	60,887		59,057		56,097		54,852

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$547,127	$300,208		$303,725		$368,126		$438,246
Working capital	341,542	416,338		298,795		315,326		330,419
Total assets	1,821,062	1,614,434		1,505,843		1,474,045		1,589,872
Current portion of long-term debt	67,824	82,770		67,849		82,727		77,840
Long-term debt	113,852	164,567		181,745		334,165		310,790
Stockholders' equity	858,619	942,438		825,621		664,070		704,596
Cash dividends declared per share	1.20	1.38		1.40		1.42		1.44

Supplemental Operating Data (at end of period):
Approximate number of Customers(5)	1,335,000	1,208,000		994,000		988,000		1,070,000
Number of Sales Leaders(6)	102,100	62,000		67,600		61,600		81,900

(1)	Includes write-downs of inventory of $50.0 million and $37.9 million in 2014 and 2015, respectively, resulting primarily from reduced sales expectations primarily in our Greater China region.

(2)	Includes a non-cash Japan customs expense of $31.4 million.

(3)	Includes $46.3 million and $10.2 million of foreign currency charges in 2014 and 2015, respectively, related to the devaluation of the Venezuela currency.

(4)	Includes a negative non-cash net impact of $47.7 million from 2017 tax reform legislation in the United States.

(5)	"Customers" are persons who purchased products directly from the company during the previous three months.

(6)	"Sales Leaders" are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview

Our Products

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2017, our revenue of $2.3 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

Our Global Operations

Nu Skin's operations span approximately 50 markets with approximately 90% of our 2017 revenue coming from outside of the United States.  Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2017, we had approximately 1,070,000 persons who purchased products directly from the company during the previous three months ("Customers"). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. Sales Leaders are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

We have been successful in attracting and motivating our sales force by:

•	developing and marketing innovative, technologically and scientifically advanced products;

•	providing compelling initiatives and strong support; and

•	offering an attractive sales compensation structure.

Our global sales force helps us to rapidly introduce products and penetrate our markets with modest up-front promotional expense. We rely on our sales force to create consumer demand for our products, as opposed to a traditional approach of advertising-generated consumer awareness. Our approach is particularly effective with products that benefit from personal education and demonstration. Similar to other companies in our industry, we experience relatively high turnover among our sales force.

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

Product Innovation

Our sales force markets and sells our products, and attracts others to the opportunity, based on the distinguishing benefits and innovative characteristics of our products. As a result, we leverage our scientific expertise and product development resources to introduce innovative beauty and wellness products. We are also seeing a greater use of social media by our sales force to market and sell our products. To continue to leverage social media, it is imperative that we develop demonstrable products that are unique and engaging to a younger generation.

Since 2008, we have focused on the development of products under our ageLOC brand, an innovative line of anti-aging solutions that feature skin treatment and nutritional products. This anti-aging line includes such products as our ageLOC Spa systems and gels, ageLOC TR90 weight management system, ageLOC Youth nutritional supplement and ageLOC Me customized skin care system. Beginning in the fourth quarter of 2017 and continuing into 2018, we are launching our ageLOC LumiSpa skin treatment and cleansing device. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers and Sales Leaders.

Our Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides important marketing and forecasting information about the products to our company.

Income Statement Presentation

We report revenue in seven segments, and we translate revenue from each market's local currency into U.S. dollars using weighted-average exchange rates. The following table sets forth revenue information by segment for the periods indicated. This table should be reviewed in connection with the information presented under "Results of Operations," which describes selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in millions)	2015		2016		2017

Mainland China	$565.5	25%	$610.4	28%	$717.0	32%
South Korea	422.3	19	413.7	19	361.7	16
Americas	329.7	15	276.6	12	317.4	14
South Asia/Pacific	322.0	14	296.8	13	300.0	13
Japan	264.2	12	279.0	13	256.1	11
Hong Kong/Taiwan	206.1	9	184.0	8	166.7	7
EMEA	137.2	6	147.3	7	160.2	7
Total	$2,247.0	100%	$2,207.8	100%	$2,279.1	100%

Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors;

•	costs of self-manufactured products;

•	cost of adjustments to inventory carrying value;

•	freight cost of shipping products to our sales force and import duties for the products; and

•	royalties and related expenses for licensed technologies.

We source the majority of our products from third-party vendors. Under direct selling regulations in Mainland China, we are required to manufacture the products we distribute through independent direct sellers in Mainland China. We also recently acquired two manufacturing companies in the United States that we believe will help to integrate some of our product sourcing and production functions into our corporate structure. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn "multi-level" compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Small fluctuations occur in the amount of commissions paid as the Customers and Sales Leaders change from month to month. However, with approximately 1,070,000 Customers and 81,900 Sales Leaders as of December 31, 2017, the fluctuation in the overall payout is relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses. For example, in the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we will continue rolling out across our markets over the next two years. One of the changes is a new bonus program for our sales force, which we expect will cause our selling expenses to increase as a percentage of revenue.

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

Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of sales force conventions held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global convention in October 2017 and will have another global convention in the fall of 2019 as we currently plan to hold a global convention every other year. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2017 were approximately 16.5% in Hong Kong, 17.0% in Taiwan, 22.4% in South Korea, 35.1% in Japan and 25.0% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 35% in 2017, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 51.3% for the year ended December 31, 2017. Effective January 1, 2018, the U.S. statutory corporate rate is 21% because of the Tax Reform Act.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2017, we had net deferred tax liabilities of $2.9 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits and net operating losses. When we determine that there is sufficient taxable income to utilize the foreign tax credits or net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

Due to the Tax Cuts and Jobs Act, as of December 22, 2017, the company no longer considers undistributed earnings and profits of U.S. owned subsidiaries to be indefinitely reinvested and recorded a tax expense of $7.3 million related to foreign withholding taxes in the fourth quarter of 2017.

The amount of undistributed earnings that were indefinitely reinvested as of December 31, 2016, were $70 million.

The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2018 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2011. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, we are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable. In the first quarter of 2018, we received a preliminary tax assessment from Indonesia.  We are currently evaluating the impact of the preliminary findings on our tax rate for the first quarter of 2018.

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

At December 31, 2017, we had $5.5 million in unrecognized tax benefits of which $5.2 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2016, we had $5.3 million in unrecognized tax benefits of which $1.0 million, if recognized, would affect the effective tax rate. We recognized a benefit of approximately $0.8 million in interest and penalties during the year ended December 31, 2016 and a $0.7 million in interest and penalties during the year ended December 31, 2017. We had approximately $1.7 million, $0.9 million and $1.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2015, 2016 and 2017, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

On January 1, 2017 the company adopted ASU 2016-09.  Prior to January 1, 2017, excess tax benefits were recognized in equity.  As permitted, the Company elected to classify excess tax benefits as an operating activity in the Statement of Cash Flows instead of as a financing activity on a prospective basis and did not retroactively adjust prior periods.  As also permitted by the new guidance, beginning January 1, 2017 the Company has elected to account for share award forfeitures as they occur.  Previously, share-based compensation expense was recorded net of estimated forfeitures.  A cumulative adjustment of $2.8 million was recorded to retained earnings and additional paid-in capital as of January 1, 2017.  Prior periods were not retroactively adjusted.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2015	2016	2017

Revenue	100.0%	100.0%	100.0%
Cost of sales	21.8	22.7	22.0

Gross profit	78.2	77.3	78.0

Operating expenses:
Selling expenses	42.3	41.7	41.1
General and administrative expenses	25.0	25.1	24.8

Total operating expenses	67.3	66.8	65.9

Operating income	10.9	10.5	12.1
Other income (expense), net	(1.5)	(0.8)	(0.4)

Income before provision for income taxes	9.4	9.7	11.7
Provision for income taxes	3.5	3.2	6.0

Net income	5.9%	6.5%	5.7%

2017 Compared to 2016

Overview

Revenue in 2017 increased 3% to $2.28 billion from $2.21 billion in 2016. As of the end of the fourth quarter of 2017, Sales Leaders were up 33% and Customers were up 8% compared to the prior year. Earnings per share for 2017 were $2.36, compared to $2.55 for 2016.

In 2017, our Mainland China segment generated 17% revenue growth compared to 2016. Revenue in our Americas and EMEA segments also increased 15% and 9%, respectively, reflecting the success of social selling initiatives in certain markets of those segments. These gains were partially offset by declines in our South Korea, Japan and Hong Kong/Taiwan segments.

In the fourth quarter of 2017, we began the launch process of our ageLOC LumiSpa skin treatment and cleansing device. Our initial offerings of this product generated approximately $130 million of revenue in the fourth quarter and drove growth in our Sales Leaders. Because the increase in Sales Leaders as of the end of the year was driven in part by these initial LumiSpa offerings, we anticipate that this number will decline in the first quarter of 2018. We currently plan to make LumiSpa generally available for purchase in each of our markets during the first half of 2018. In 2016, major product initiatives for our ageLOC Youth nutritional supplement and our ageLOC Me customized skin care system generated approximately $162 million in revenue.

The year-over-year decrease in our earnings per share primarily reflects a negative net impact of $0.87 on our 2017 earnings per share from the recent tax reform legislation in the United States. This negative impact was partially offset by our higher revenue in 2017, lower weighted-average shares outstanding in 2017 due to approximately $71.7 million in stock repurchases during 2017, and two charges incurred in 2016: a non-cash Japan customs expense of $31.4 million and a foreign-currency charge of $11.1 million.

Segment Results

Effective as of the first quarter of 2017, we report our business in seven segments. The following table sets forth revenue for the years ended December 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands):

	Year Ended December 31,			Constant Currency Change(1)
	2017	2016	Change

Mainland China	$716,991	$610,414	17%	19%
South Korea	361,692	413,696	(13%)	(15%)
Americas	317,380	276,590	15%	16%
South Asia/ Pacific	299,980	296,758	1%	2%
Japan	256,085	279,042	(8%)	(5%)
Hong Kong/ Taiwan	166,696	183,979	(9%)	(12%)
EMEA	160,275	147,318	9%	6%
Total	$2,279,099	$2,207,797	3%	3%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the years ended December 31, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 20 to the consolidated financial statements contained in this report.

	2017	2016	Change

Mainland China	$211,625	$135,174	57%
South Korea	100,964	117,142	(14%)
Americas	47,040	44,390	6%
South Asia/Pacific	68,141	71,365	(5%)
Japan	51,372	59,175	(13%)
Hong Kong/Taiwan	27,958	35,978	(22%)
EMEA	11,749	10,386	13%

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2017 and 2016.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of December 31, 2017		As of December 31, 2016		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	193,000	40,600	175,000	22,000	10%	85%
South Korea	173,000	8,400	192,000	9,600	(10%)	(13%)
Americas	222,000	8,000	166,000	6,700	34%	19%
South Asia/Pacific	144,000	8,900	116,000	7,600	24%	17%
Japan	132,000	6,600	137,000	6,700	(4%)	(2%)
Hong Kong/Taiwan	71,000	4,700	73,000	4,600	(3%)	2%
EMEA	135,000	4,700	129,000	4,400	5%	7%

Total	1,070,000	81,900	988,000	61,600	8%	33%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our business's performance in Mainland China in 2017 was steady, with revenue, Sales Leaders and Customers each increasing on a year-over-year basis. The momentum in this segment reflects favorable responses to our product and sales compensation initiatives, the launch of ageLOC Me in the first half of 2017, and an offering of ageLOC LumiSpa during the fourth quarter of 2017. The LumiSpa offering generated approximately $53 million in revenue and, together with a sales promotion in the fourth quarter, drove Sales Leader growth. Because the increase in Sales Leaders as of the end of the year was largely driven by these factors, we anticipate that the number of Sales Leaders will decline in the first quarter of 2018. The year-over-year revenue comparison also reflects approximately $65 million generated by a limited-time offer of ageLOC Me during 2016.

The year-over-year increase in segment contribution reflects increased revenue and a 3.3 percentage point decrease in selling expenses as a percentage of revenue due to tightening of the qualification criteria for incentive trips. In addition, the salaries of our sales employees in Mainland China are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Consequently, the increased revenue in the fourth quarter of 2017 caused our selling expenses as a percentage of revenue to be lower in that quarter. The year-over-year increase in segment contribution also reflects a $16.3 million decrease in general and administrative expenses driven primarily by a reduction in promotional expense.

South Korea. Our business in this segment continued to experience difficulties in 2017, with revenue, Sales Leaders and Customers each decreasing on a year-over-year basis. We believe that Customer acquisition has been strained due to online competitive pressures. We also believe the political and economic environment in South Korea has negatively impacted our performance in this market. The year-over-year decline in revenue is also partially attributable to less revenue from major product introductions in 2017 than in 2016; an offering of ageLOC LumiSpa during the fourth quarter of 2017 generated approximately $27 million, compared to approximately $49 million of revenue generated in a 2016 limited-time offer of a local variation of ageLOC Youth.

The year-over-year decline in segment contribution primarily reflects decreased revenue, as well as the fixed nature of certain of our general and administrative expenses as revenue decreased.

Americas. Our business in this segment improved on a year-over-year basis, with increases in our revenue, Sales Leaders and Customers. These improvements are largely due to growth in some of our Latin America markets and social selling initiatives in the United States.

The year-over-year increase in segment contribution primarily reflects increased revenue, partially offset by increased selling expenses and general and administrative expenses.

South Asia/Pacific. The increases in revenue, Sales Leaders and Customers in this segment for 2017 were primarily driven by successful social selling initiatives in several markets of the segment and by an offering of ageLOC LumiSpa during the fourth quarter of 2017. The 2017 LumiSpa offering generated approximately $15 million in revenue. A 2016 limited-time offer of ageLOC Youth generated approximately $35 million in revenue.

The year-over-year decrease in segment contribution primarily reflects a 1.8 percentage point decrease in gross margin due to product promotions and changes in product mix.

Japan. The declines in revenue, Sales Leaders and Customers continued to reflect a soft direct selling market and challenging regulatory environment in Japan. Foreign-currency fluctuations also negatively impacted revenue 3% in 2017 compared to 2016.

The year-over-year decline in segment contribution reflects decreased revenue and a 1.5 percentage point decrease in gross margin. These declines were partially offset by a 1.0 percentage point decline in selling expenses as a percentage of revenue.

Hong Kong/Taiwan. The declines in revenue and Customers in this segment were driven by lower Sales Leader levels throughout most of 2017 as fewer people were selling our products. Our initiatives generally have not generated the increases in Sales Leaders that we have targeted in this segment. Although the number of Sales Leaders as of the end of 2017 was higher than the end of 2016 due to an offer of LumiSpa in the fourth quarter of 2017, we expect our Sales Leaders to decline in the first quarter of 2018.

The year-over-year decrease in segment contribution reflects decreased revenue, which also caused a 1.7 percentage point increase in general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue decreased.

EMEA. The year-over-year growth in revenue, Sales Leaders and Customers in this segment reflects continued success of Sales Leader social selling initiatives in certain markets of the region. Foreign-currency fluctuations also positively impacted revenue 3% in 2017 compared to 2016.

Segment contribution in 2017 increased proportionately with revenue; as a percentage of revenue, segment contribution was 7.2% in 2017 compared to 7.0% in 2016.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2017 increased 3% to $2.28 billion compared to $2.21 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue increased to 78.0% compared to 77.3% in 2016. This year-over-year increase was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 24 to the consolidated financial statements contained in this report. The year-over-year increase in gross margin caused by this 2016 expense was partially offset by the impact of changes in product mix in 2017; specifically, our LumiSpa device has a slightly lower margin than other products because of the higher cost of the unit. Significant sales of this device will lower our gross margins slightly.

In the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we will continue rolling out across our markets over the next two years. One of the changes is a new bonus program for our sales force, which we expect will cause our selling expenses to increase as a percentage of revenue. The funding of this bonus program will entail slightly increased prices for some of our products. As a result, we currently expect that it will also have an increasing impact on revenue, causing gross margin to increase. However, it is possible that the price increases could decrease consumer demand, causing the bonus program to result in higher selling expenses without a corresponding increase in revenue.

We acquired three businesses in the first quarter of 2018. We anticipate that these acquisitions will negatively impact our gross margin by approximately 1% going forward. For information about these acquisitions, see Item 1. Business—"Sourcing and Production" and Note 26 to the consolidated financial statements contained in this report.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.1% in 2017 compared to 41.7% in 2016.  The decline in selling expenses as a percentage of revenue reflects normal fluctuations in our sales compensation and impacts from LumiSpa sales. LumiSpa carries a slightly lower commission rate than that of our average product portfolio. Also, a portion of the commissions we pay on LumiSpa sales is recorded as a rebate, rather than selling expense, when it is purchased for a distributor's own personal use.

General and administrative expenses

General and administrative expenses increased to $564.5 million in 2017, compared to $554.2 million in 2016. As a percentage of revenue, this represents a small decrease to 24.8% compared to 25.1% in 2016.

Other income (expense), net

Other income (expense), net for 2017 was $8.9 million of expense compared to $18.3 million of expense in 2016. This decrease in expense reflects a 2016 foreign currency translation expense of $11.1 million that resulted primarily from the strengthening of the Japanese yen against the U.S. dollar and its impact on our Japanese yen-denominated debt and liabilities. The year-over-year decrease caused by this 2016 expense was partially offset by a $6.6 million increase in interest expense in 2017, primarily due to the convertible notes that we issued in June 2016.

Provision for income taxes

Provision for income taxes increased to $136.1 million in 2017 from $69.8 million in 2016. The effective tax rate increased to 51.3% of pre-tax income in 2017 from 32.8% in 2016. The increase in the effective tax rate primarily reflects the impact of the Tax Cuts and Jobs Act (the "Tax Reform Act"), which was enacted in the United States in December 2017. The Tax Reform Act contains significant changes to corporate taxation, including reduction of the United States corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, we recorded a $52.0 million valuation allowance on our foreign tax credit carryover. In addition, we recognized $7.3 million in additional tax expense for previously indefinitely reinvested earnings.  The valuation allowance and additional expense was partially offset by an $11.6 million benefit due to the write-off and remeasurement of net deferred tax liabilities. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act, which includes provisional amounts related to the valuation allowance on our foreign tax credits, the remeasurement and write-off of net deferred tax liabilities and the change in our indefinite reinvestment assertion. The impact of the Tax Reform Act may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of our calculations, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Reform Act.

For 2018, excluding discrete items, we anticipate that our effective tax rate will be approximately 34-35%. Our actual 2018 effective tax rate could differ materially from this estimate. For more information on the Tax Reform Act, see Item 1A. Risk Factors—"Comprehensive tax reform in the United States could adversely affect our business and financial condition" and Note 15 to the consolidated financial statements contained in this report.

Net income

As a result of the foregoing factors, net income in 2017 decreased to $129.4 million, compared to $143.1 million in 2016.

2016 Compared to 2015

Overview

Revenue in 2016 decreased 2% to $2.21 billion from $2.25 billion in 2015, with foreign-currency fluctuations negatively impacting revenue 2%. As of the end of the fourth quarter of 2016, Sales Leaders and Customers were down 9% and 1%, respectively, compared to the prior year. Earnings per share for 2016 were $2.55, compared to $2.25 for 2015.

In 2016, our Mainland China segment generated 8% revenue growth, or 14% revenue growth on a constant-currency basis, compared to 2015. Revenue in our EMEA segment also increased 7%, reflecting the success of social selling initiatives in certain markets of that region. These gains were offset by declines in our Americas and South Asia/Pacific regions as we experienced a decline in Sales Leaders in these segments.

During 2015 and 2016, and continuing into 2017, we launched our ageLOC Youth nutritional supplement and our ageLOC Me customized skin care system across our markets. These products generated more than $500 million in cumulative sales through the end of 2016, with more than $400 million generated during 2016.

The year-over-year increase in our earnings per share primarily reflects slightly lower selling expenses as a percentage of revenue, a reduction in foreign-currency charges, and lower weighted-average shares outstanding in 2016 due to approximately $247 million in share repurchases during 2016.

Segment Results

The following table sets forth revenue for the 2015 and 2016 fiscal years for each of our reportable segments (U.S. dollars in thousands):

	2016	2015	Change	Constant Currency Change(1)

Mainland China	$610,414	$565,527	8%	14%
South Korea	413,696	422,341	(2%)	—
South Asia/Pacific	296,758	321,971	(8%)	(6%)
Americas	276,590	329,668	(16%)	(13%)
Japan	279,042	264,214	6%	(5%)
Hong Kong/Taiwan	183,979	206,140	(11%)	(10%)
EMEA	147,318	137,186	7%	8%
Total	$2,207,797	$2,247,047	(2%)	—

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the 2015 and 2016 fiscal years for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 20 to the consolidated financial statements contained in this report.

	2016	2015	Change

Mainland China	$135,174	$73,422	84%
South Korea	117,142	130,516	(10%)
South Asia/Pacific	71,365	68,949	4%
Americas	44,390	62,937	(29%)
Japan	59,175	51,181	16%
Hong Kong/Taiwan	35,978	40,718	(12%)
EMEA	10,386	11,172	(7%)

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2016 and 2015.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of December 31, 2016		As of December 31, 2015		Change
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	175,000	22,100	142,000	20,900	23%	6%
South Korea	192,000	9,600	214,000	9,700	(10%)	(1%)
South Asia/Pacific	116,000	7,600	119,000	10,500	(3%)	(28%)
Americas	166,000	6,700	176,000	8,700	(6%)	(23%)
Japan	137,000	6,700	152,000	7,700	(10%)	(13%)
Hong Kong/Taiwan	73,000	4,600	81,000	6,100	(10%)	(25%)
EMEA	129,000	4,400	110,000	4,000	17%	10%
Total	988,000	61,700	994,000	67,600	(1%)	(9%)

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year revenue increase in Mainland China reflects approximately $65 million in revenue generated by a limited-time offer of ageLOC Me during the second and third quarters of 2016. There were no significant limited-time offers in the segment during 2015, but revenue in 2015 was positively impacted by a small preview of ageLOC Me to key Sales Leaders in the segment. The increases in Sales Leaders and Customers in Mainland China were primarily driven by the limited-time offer of ageLOC Me in the segment during 2016.

The year-over-year increase in segment contribution primarily reflects a write-down of inventory in our Mainland China segment in the third quarter of 2015. The increase also reflects decreased product promotions in 2016, as well as a $13.3 million decrease in general and administrative expenses, reflecting lower expenses for labor and for sales force events. These improvements were partially offset by a 4.7 percentage-point increase in selling expenses as a percentage of revenue, primarily reflecting growth in the number of Sales Leaders qualifying for increased sales compensation, incentive trips and other promotional incentives due to the 2016 limited-time offer.

South Korea. Revenue in South Korea was down 2% on a year-over-year basis, reflecting a negative foreign-currency impact of 2%. Constant-currency revenue in this segment was even with the prior year despite increased limited-time offer sales during 2016; during the third quarter of 2016, we generated approximately $49 million in revenue from a limited-time offer of a local variation of ageLOC Youth in this segment prior to making it generally available for purchase in the segment during the fourth quarter of 2016. This compares to approximately $18 million generated from a limited-time offer of ageLOC Me in this market in the prior year.

Our Sales Leaders and Customers in South Korea decreased 1% and 10%, respectively, compared to the prior-year period. Although the limited-time offer in this segment generated an increase in Sales Leaders during the third quarter of 2016, it did not generate a similar increase in Customers.

The year-over-year decrease in segment contribution primarily reflects a 2.3 percentage point decline in gross margin in 2016 due to increased product promotions.

South Asia/Pacific. The year-over-year comparisons for our South Asia/Pacific segment reflect declines in our revenue, Sales Leaders and Customers in Thailand as well as the majority of the region, partially offset by strong growth in Australia. The year-over-year comparisons also reflect decreased limited-time offer activity in the segment. We generated approximately $35 million of revenue from a limited-time offer of ageLOC Youth during the second quarter of 2016, compared to approximately $48 million of revenue from a limited-time offer of ageLOC Youth during the second half of 2015.

On a sequential basis, Sales Leaders in the segment increased 5% from the third quarter to the fourth quarter of 2016, and Customers remained even.

The year-over-year increase in segment contribution reflects a decline of 5.4 percentage points in selling expenses as a percentage of revenue due to a reduction in the number of Sales Leaders qualifying for incentive trips and other promotional incentives based on 2016 results.

Americas. The declines in revenue, Sales Leaders and Customers in the Americas segment are partially attributable to a limited-time offer of ageLOC Youth in the fourth quarter of 2015, which generated approximately $21 million in revenue. We did not have any limited-time offers in this segment during 2016. On a sequential basis, Sales Leaders remained even from the third quarter to the fourth quarter of 2016, and Customers decreased 3%.

Our 2016 results for the Americas segment also reflect softness in this segment. Revenue in the United States decreased 16% compared to 2015. Elsewhere in the segment, revenue growth in Canada, our second-largest market by revenue in this segment, was more than offset by declines in parts of Latin America.

The year-over-year decline in segment contribution reflects a 2.7 percentage-point decline in gross margin, primarily due to 2016 promotional incentives, and a 1.6 percentage-point increase in general and administrative expenses as a percentage of revenue, reflecting the fixed nature of certain general and administrative expenses as revenue declined and also a biennial regional convention in 2016.

During January 2017, we ceased business operations in Guatemala, Honduras, El Salvador and Costa Rica. Together, these markets accounted for less than 1% of our 2016 consolidated revenue.

Japan. Revenue in Japan increased 6% on a year-over-year basis, reflecting a positive foreign-currency impact of 11%. On a constant-currency basis, revenue declined 5%. Sales Leaders and Customers in Japan decreased 13% and 10%, respectively, in the fourth quarter of 2016 compared to the prior-year period. In the fourth quarter of 2015, a limited-time offer of ageLOC Me generated an increased level of Sales Leader activity. The year-over-year declines in constant-currency revenue, Sales Leaders and Customers reflect the absence of any limited-time offers in this market during 2016, the challenging regulatory environment and continued softness in this market. We made ageLOC Youth generally available for purchase in Japan during the fourth quarter of 2016.

The year-over-year increase in segment contribution primarily reflects increased revenue and a $1.7 million decline in general and administrative expenses driven by decreased labor expenses.

Hong Kong/Taiwan. The declines in revenue, Sales Leaders and Customers in our Hong Kong/Taiwan segment reflect continued softness that we have seen for the last several quarters in these markets. We also believe that allegations and media scrutiny regarding the alleged improper importation and sale of ageLOC Body Spa devices in Taiwan in 2011 and 2012 may have negatively impacted our sales force and reputation in that market and may continue to do so. For more information, see Item 1A. Risk Factors—"If our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions."

Segment contribution declined proportionately with revenue.

EMEA. The year-over-year increases in revenue, Sales Leaders and Customers reflect the success of social selling initiatives in certain markets of the region. We also made increased use of seasonal promotions in 2016.

The year-over-year decline in segment contribution reflects lower gross margin driven by changes in product mix and increased product promotions.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2016 decreased 2% to $2.21 billion compared to $2.25 billion in the prior-year period. For a discussion and analysis of these decreases in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue in 2016 decreased to 77.3% compared to 78.2% in 2015. The decline is due to a non-cash Japan customs expense of $31.4 million in the first quarter of 2016, partially offset by lower inventory write-downs in 2016 compared to 2015. In the third quarter of 2015, we incurred a $37.9 million write-down of inventory primarily in our Greater China region. For more information about the 2016 Japan customs expense, see Note 24 to the consolidated financial statements contained in this report.

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

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $302.6 million in cash from operations during 2017, compared to $275.3 million in cash from operations during 2016. This increase in cash generated from operations during 2017 primarily reflects the year-over-year increase in sales, as well as the payment in 2016 of a significant amount of items that were accrued as of the end of 2015, particularly commissions based on limited-time offers during December 2015. The Consolidated Statement of Cash Flows for 2017 contained in this report also includes an adjustment of $47.7 million in the Deferred taxes line because charges associated with 2017 tax reform legislation in the United States, discussed in Note 15 to the financial statements contained in this report, were non-cash items. Similarly, the Consolidated Statement of Cash Flows for 2016 includes an adjustment of $31.4 million because the Japan customs expense that is discussed in Note 24 to the financial statements was a non-cash item.

As of December 31, 2017, cash and cash equivalents, including current investments, were $438.2 million compared to $368.1 million as of December 31, 2016. This increase in cash and cash equivalents primarily reflects our cash from operations, partially offset by dividend payments, debt repayments and purchases of property and equipment. We also repurchased approximately $71.7 million of our common stock during 2017. Working capital as of December 31, 2017 was $330.4 million compared to $315.3 million as of December 31, 2016. The increase in working capital was primarily due to our higher cash balance at the end of 2017 compared to 2016, partially offset by a higher accrued expenses balance at the end of 2017. These accrued expenses include commissions from our ageLOC LumiSpa sales in the fourth quarter of 2017, which will be paid during the first quarter of 2018, reducing our cash from operations in that quarter.

Capital expenditures in 2017 totaled $60.2 million. In 2018, we anticipate that our capital expenditures will include the following:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development, including for digital and social selling initiatives.

We estimate that capital expenditures for the uses listed above will total approximately $70.0 million. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. Management is currently in the process of establishing a budget for this plant.

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

Our Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent, provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years ending in October 2019. The Credit Agreement requires that we maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of December 31, 2017, we had debt pursuant to the Credit Agreement of $185.8 million. See Note 10 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily for strategic initiatives and to offset dilution from our equity incentive plans and from conversion of the Convertible Notes. During 2017, we repurchased approximately 1.2 million shares of Class A common stock under this plan for $71.7 million. At December 31, 2017, $128.0 million was available for repurchases under the stock repurchase plan.

Our board of directors declared and paid cash dividends on our Class A common stock of $0.36 per share during each quarter of 2017. These quarterly cash dividends totaled approximately $76.1 million. The board of directors has approved an increased quarterly cash dividend of $0.365 per share of Class A common stock to be paid on March 14, 2018, to stockholders of record on February 26, 2018. Annually, this would increase the dividend to $1.46 from $1.44 in 2016. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

As of December 31, 2017 and 2016, we held $438.2 million and $368.1 million, respectively, in cash and cash equivalents, including current investments.  These amounts include $413.8 million and $283.5 million as of December 31, 2017 and 2016, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2017, we had $204.4 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions.  We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions.  We have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Non-GAAP Financial Measures

Constant-currency revenue growth is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the company's performance. It is calculated by translating the current period's revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period's revenue.

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2017 (U.S. dollars in thousands):

	Total	2018	2019-2020		2021-2022	Thereafter

Long-term debt obligations(1)	$401,768	$77,840	$323,928	$	─	$ ─
Interest payable	11,117	7,106	4,011	─		─
Operating lease obligations	114,741	41,788	41,995		17,708	13,250
Financing obligations	5,896	736	1,539		1,594	2,027
Purchase obligations	139,949	86,171	36,762		13,503	3,513
Other long-term liabilities reflected on the balance sheet(2)	127,116	17,562	15,307		16,881	77,366
Total	$800,587	$231,203	$423,542		$49,686	$96,156

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $13.1 million.

(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management's best estimate.

Contingent Liabilities

Please refer to Note 21 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

Prior to making a product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons.

Customers and Sales Leaders

The following table provides information concerning the number of Customers and Sales Leaders as of the dates indicated. "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of December 31, 2015		As of December 31, 2016		As of December 31, 2017
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	142,000	20,900	175,000	22,000	193,000	40,600
South Korea	214,000	9,700	192,000	9,600	173,000	8,400
Americas	176,000	8,700	166,000	6,700	222,000	8,000
South Asia/Pacific	119,000	10,500	116,000	7,600	144,000	8,900
Japan	152,000	7,700	137,000	6,700	132,000	6,600
Hong Kong/Taiwan	81,000	6,100	73,000	4,600	71,000	4,700
EMEA	110,000	4,000	129,000	4,400	135,000	4,700
Total	994,000	67,600	988,000	61,600	1,070,000	81,900

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2016				2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Revenue	$471.8	$600.5	$604.2	$531.3	$499.1	$550.1	$563.7	$666.2
Gross profit	334.0	472.3	478.3	422.8	387.8	428.6	442.9	517.7
Operating income	8.1	79.8	82.4	60.8	46.3	64.7	64.4	99.1
Net income	3.3	44.7	56.9	38.2	27.5	42.0	41.7	18.2
Net income per share:
Basic	0.06	0.80	1.02	0.71	0.52	0.79	0.79	0.35
Diluted	0.06	0.79	0.98	0.69	0.51	0.77	0.76	0.33

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

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2017, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt.  As of December 16, 2016, we held non-designated mark-to-market forward derivative contracts with notional amounts 11.5 billion South Korean won ($9.5 million). Gains and losses related to non-designated derivative contracts are recorded as part of Other Income (Expense). In addition, we held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 600 million Japanese yen ($5.5 million) as of December 31, 2017, compared to 1.4 billion Japanese yen ($12.0 million) as of December 31, 2016, to hedge forecasted foreign-currency-denominated intercompany transactions.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2016				2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Argentina	14.7	14.2	15.0	15.5	15.6	15.8	17.3	17.6
Australia	1.4	1.3	1.3	1.3	1.3	1.3	1.3	1.3
Canada	1.4	1.3	1.3	1.3	1.3	1.3	1.3	1.3
Eurozone countries	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.8
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	13,505	13,270	13,129	13,243	13,342	13,311	13,331	13,535
Japan	115.1	107.7	102.4	109.6	113.6	111.1	111.0	112.9
Mainland China	6.5	6.5	6.7	6.8	6.9	6.9	6.7	6.6
Malaysia	4.2	4.0	4.1	4.3	4.4	4.3	4.3	4.2
Philippines	47.2	46.5	47.1	49.2	50.0	49.9	50.9	50.8
Singapore	1.4	1.4	1.4	1.4	1.4	1.4	1.4	1.4
South Korea	1,200.5	1,162.6	1,122.8	1,159.7	1,151.2	1,130.6	1,132.7	1,104.3
Taiwan	33.1	32.4	31.7	31.8	31.0	30.3	30.3	30.1
Thailand	35.6	35.2	34.8	35.4	35.1	34.3	33.3	32.9
Vietnam	22,325	22,347	22,305	22,534	22,715	22,709	22,729	22,714

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Currency Risk and Exchange Rate Information" and Note 18 to the consolidated financial statements contained in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

Page
Consolidated Balance Sheets at December 31, 2016 and 2017	75

Consolidated Statements of Income for the years ended December 31, 2015, 2016 and 2017	76

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2016 and 2017	77

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2016 and 2017	78

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2016 and 2017	79

Notes to Consolidated Financial Statements	80

Report of Independent Registered Public Accounting Firm	116

2. Financial Statement Schedules:  Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2016	2017
ASSETS
Current assets
Cash and cash equivalents	$357,246	$426,399
Current investments	10,880	11,847
Accounts receivable	31,199	33,196
Inventories, net	249,936	253,454
Prepaid expenses and other	65,076	52,893
	714,337	777,789

Property and equipment, net	444,732	464,587
Goodwill	114,954	114,954
Other intangible assets, net	63,553	67,647
Other assets	136,469	164,895
Total assets	$1,474,045	$1,589,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$41,261	$50,341
Accrued expenses	275,023	319,189
Current portion of long-term debt	82,727	77,840
	399,011	447,370

Long-term debt	334,165	310,790
Other liabilities	76,799	127,116
Total liabilities	809,975	885,276

Commitments and contingencies (Notes 11 and 21)

Stockholders' equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	439,635	466,349
Treasury stock, at cost – 38.0 million and 37.9 million shares	(1,250,123)	(1,304,694)
Accumulated other comprehensive loss	(84,122)	(66,318)
Retained earnings	1,558,589	1,609,168
	664,070	704,596
Total liabilities and stockholders' equity	$1,474,045	$1,589,872

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017

Revenue	$2,247,047	$2,207,797	$2,279,099
Cost of sales	489,510	500,457	502,078

Gross profit	1,757,537	1,707,340	1,777,021

Operating expenses:
Selling expenses	951,372	922,083	938,024
General and administrative expenses	561,463	554,153	564,514

Total operating expenses	1,512,835	1,476,236	1,502,538

Operating income	244,702	231,104	274,483
Other income (expense), net (Note 23)	(32,743)	(18,265)	(8,916)

Income before provision for income taxes	211,959	212,839	265,567
Provision for income taxes	78,913	69,753	136,130

Net income	$133,046	$143,086	$129,437

Net income per share:
Basic	$2.29	$2.58	$2.45
Diluted	$2.25	$2.55	$2.36

Weighted-average common shares outstanding (000s):
Basic	57,997	55,412	52,806
Diluted	59,057	56,097	54,852

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2015	2016	2017

Net income	$133,046	$143,086	$129,437

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $114, $2,483 and $(8,056), respectively	(18,967)	(13,127)	18,264
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(325), $784 and $84, respectively	590	(1,423)	(152)
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $756, $(935) and $169, respectively	(1,371)	1,697	(308)
	(19,748)	(12,853)	17,804

Comprehensive income	$113,298	$130,233	$147,241

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2015	$91	$414,394	$(862,608)	$(51,521)	$1,442,082	$942,438

Net income	—	—	—	—	133,046	133,046
Other comprehensive income, net of tax	—	—	—	(19,748)	—	(19,748)
Repurchase of Class A common stock (Note 12)	—	—	(164,094)	—	—	(164,094)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(6,324)	9,639	—	—	3,315
Excess tax benefit from equity awards	—	4,451	—	—	—	4,451
Stock-based compensation	—	7,400	—	—	—	7,400
Cash dividends	—	—	—	—	(81,187)	(81,187)
Balance at December 31, 2015	91	419,921	(1,017,063)	(71,269)	1,493,941	825,621

Net income	—	—	—	—	143,086	143,086
Other comprehensive income, net of tax	—	—	—	(12,853)	—	(12,853)
Repurchase of Class A common stock (Note 12)	—	—	(247,208)	—	—	(247,208)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	—	159	14,148	—	—	14,307
Excess tax benefit from equity awards	—	3,840	—	—	—	3,840
Stock-based compensation	—	8,890	—	—	—	8,890
Equity component of convertible note issuance (net)	—	6,825	—	—	—	6,825
Cash dividends	—	—	—	—	(78,438)	(78,438)
Balance at December 31, 2016	91	439,635	(1,250,123)	(84,122)	1,558,589	664,070

Cumulative effect adjustment from adoption of ASU 2016-09	—	2,800	—	—	(2,800)	—
Net income	—	—	—	—	129,437	129,437
Other comprehensive income, net of tax	—	—	—	17,804	—	17,804
Repurchase of Class A common stock (Note 12)	—	—	(71,731)	—	—	(71,731)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	9,479	14,964	—	—	24,443
Stock-based compensation	—	19,314	—	—	—	19,314
Acquisition of noncontrolling interests	—	(11,067)	—	—	—	(11,067)
Acquisition of equity method investment (0.2 million shares)	—	6,188	2,196	—	—	8,384
Cash dividends	—	—	—	—	(76,058)	(76,058)
Balance at December 31, 2017	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596
The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income	$133,046	$143,086	$129,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,365	72,397	71,564
Equity method earnings	─	─	(1,048)
Japan customs expense	─	31,355	─
Foreign currency (gains)/losses	27,235	8,863	(3,014)
Stock-based compensation	7,400	8,890	19,314
Deferred taxes	17,362	(17,652)	39,213
Changes in operating assets and liabilities:
Accounts receivable	(2,246)	3,357	(103)
Inventories, net	59,652	9,801	7,537
Prepaid expenses and other	13,572	37,789	14,250
Other assets	(15,752)	(3,969)	(11,658)
Accounts payable	(4,297)	13,443	6,834
Accrued expenses	15,902	(33,624)	22,490
Other liabilities	(1,130)	1,527	7,739

Net cash provided by operating activities	322,109	275,263	302,555

Cash flows from investing activities:
Purchases of property and equipment	(56,622)	(50,221)	(60,156)
Proceeds on investment sales	11,526	18,132	11,269
Purchases of investments	(15,750)	(17,080)	(11,332)
Acquisitions and investment in equity investee	─	(8,692)	(31,745)

Net cash used in investing activities	(60,846)	(57,861)	(91 964)

Cash flows from financing activities:
Payment of cash dividends	(81,187)	(78,438)	(76,058)
Repurchase of shares of common stock	(164,094)	(247,208)	(71,731)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	3,315	14,307	24,443
Income tax benefit of equity awards	5,337	5,651	─
Payments on long-term debt	(35,508)	(56,151)	(103,226)
Payment of debt issuance costs	─	(6,596)	─
Proceeds from long-term debt	36,217	233,721	67,000

Net cash used in financing activities	(235,920)	(134,714)	(159,572)

Effect of exchange rate changes on cash	(24,404)	(14,796)	18,134

Net increase in cash and cash equivalents	939	67,892	69,153

Cash and cash equivalents, beginning of period	288,415	289,354	357,246

Cash and cash equivalents, end of period	$289,354	$357,246	$426,399
The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1. The Company

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from seven segments: Mainland China; South Korea; South Asia/Pacific, which consists of Australia, Brunei, French Polynesia, Indonesia, Malaysia, New Caledonia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Americas, which consists of the United States, Canada and Latin America; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa (the Company's subsidiaries operating in these markets in each segment are collectively referred to as the "Subsidiaries").

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $8.0 million and $8.1 million as of December 31, 2016 and 2017, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Raw materials	$108,276	$87,683
Finished goods	141,660	165,771
	$249,936	$253,454

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2015	2016	2017

Beginning balance	$56,034	$20,744	$7,995
Additions	38,605	24,906	16,382
Write-offs	(73,895)	(37,655)	(16,296)
Ending balance	$20,744	$7,995	$8,081

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the following estimated useful lives:

Buildings	39 years
Furniture and fixtures	5 - 7 years
Computers and equipment	3 -- 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Scanners	3 years
Vehicles	3 - 5 years

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

Revenue recognition

Revenue is recognized when products are shipped, which is when title and risk of loss pass to the purchaser of the products. A reserve for product returns is accrued based on historical experience totaling $6.1 million and $4.5 million as of December 31, 2016 and 2017, respectively. During the years ended December 31, 2015, 2016 and 2017, the Company recorded sales returns of $65.6 million, $61.2 million and $53.8 million, respectively. The Company generally requires cash or credit card payment at the point of sale. Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. Amounts received prior to shipment of products and title passage to the purchaser of the products are recorded as deferred revenue. The Company's sales compensation plans generally do not provide rebates or selling discounts for purchasing its products and services. The Company classifies selling discounts and rebates, if any, as a reduction of revenue at the time the sale is recorded.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2015, 2016 and 2017 totaled $11.0 million, $15.9 million and $15.6 million, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $20.1 million, $24.3 million and $22.0 million in 2015, 2016 and 2017, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2018 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2011. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable. In the first quarter of 2018, the Company received a preliminary tax assessment from Indonesia.  The Company is currently evaluating the impact of the preliminary findings on its tax rate for the first quarter of 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2015	2016	2017

Gross balance at January 1	$5,987	$7,772	$5,290
Increases related to prior year tax positions	1,677	185	─
Decreases related to prior year tax positions	─	─	(277)
Increases related to current year tax positions	1,119	918	669
Settlements	─	(3,369)	(159)
Decreases due to lapse of statutes of limitations	(667)	(252)	(187)
Currency adjustments	(344)	36	178
Gross balance at December 31	$7,772	$5,290	$5,514

At December 31, 2017, the Company had $5.5 million in unrecognized tax benefits of which $5.2 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2016, the Company had $5.3 million in unrecognized tax benefits of which $1.0 million, if recognized, would affect the effective tax rate. The Company's unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $2.5 to $3.5 million.

During the years ended December 31, 2015, 2016 and 2017 the Company recognized $0.4 million, $(0.8) million and $0.7 million, respectively in interest and penalties expenses/(benefits). The Company had $1.7 million, $0.9 million and $1.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2015, 2016 and 2017, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 12).

Foreign currency translation

A significant portion of the Company's business operations occur outside of the United States. The local currency of each of the Company's Subsidiaries is considered its functional currency, except for the Company's subsidiaries in Singapore and Venezuela where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated financial statements. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $71.6 million (net of tax of $10.9 million), $84.7 million (net of tax of $13.4 million) and $66.4 million (net of tax of $5.8 million), at December 31, 2015, 2016 and 2017, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Classification of Venezuela as a Highly Inflationary Economy and Devaluation of Its Currency

Since 2010, Venezuela has been considered a highly inflationary economy. A market is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity's parent company (which for the Company's Venezuela subsidiary is the U.S. dollar), and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of bolivars into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statement of income.

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

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of December 31, 2017 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2016 and 2017, the long-term debt fair value is $497.4 million and $515.2 million, respectively. The estimated fair value of the Company's debt is based on interest rates available for debt with similar terms and remaining maturities. The fair value of the Convertible Note is highly dependent upon the Company's stock price at the valuation date. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•	Level 3 – unobservable inputs based on the Company's own assumptions.

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

The total compensation expense related to equity compensation plans was $7.4 million, $8.9 million and $19.3 million for the years ended December 31, 2015, 2016 and 2017, respectively. In 2015, 2016 and 2017, these amounts reflect the reversal of $7.6 million, $9.6 million and none, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2015, 2016 and 2017, all stock-based compensation expense was recorded within general and administrative expenses.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Hedge effectiveness is assessed at inception and throughout the life of the hedge to ensure the hedge qualifies for hedge accounting treatment. Changes in fair value associated with hedge ineffectiveness, if any, are recorded in the results of operations currently. In the event that an anticipated transaction is no longer likely to occur, the Company recognizes the change in fair value of the derivative in its results of operations currently

Changes in the fair value of derivatives are recorded in current earnings or accumulated other comprehensive loss, depending on the intended use of the derivative and its resulting designation. The gains and losses in accumulated other comprehensive loss stemming from these derivatives will be reclassified into earnings in the period during which the hedged forecasted transaction affects earnings. The fair value of the receivable and payable amounts related to these unrealized gains and losses is classified as other current assets and liabilities. The Company does not use such derivative financial instruments for trading or speculative purposes. Gains and losses on certain intercompany loans of foreign currency are recorded as other income (expense) in the consolidated statements of income.
Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be effective for the Company in the first quarter of 2018. As a result of adopting this new accounting guidance, the Company will change the method of accounting for its loyalty points program from a cost provision method to a deferred revenue method. The Company is continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on its consolidated financial statements. The Company plans to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

3. Prepaid Expenses and Other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Deferred charges	$9,319	$4,256
Prepaid income taxes	6,799	─
Prepaid inventory and import costs	10,857	9,397
Prepaid rent, insurance and other occupancy costs	13,398	14,558
Prepaid promotion and event cost	4,126	3,581
Prepaid other taxes	4,778	5,559
Forward contracts	1,371	158
Deposits	1,079	1,147
Other	13,349	14,237
	$65,076	$52,893

4. Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Land	$33,158	$33,667
Buildings	266,436	274,632
Construction in progress(1)	31,124	53,125
Furniture and fixtures	82,194	95,378
Computers and equipment	143,014	156,994
Leasehold improvements	109,863	123,479
Scanners	10,578	11,212
Vehicles	2,090	2,339
	678,457	750,826
Less: accumulated depreciation	(233,725)	(286,239)
	$444,732	$464,587

(1)
Construction in progress includes $25.8 million and $43.4 million as of December 31, 2016 and 2017, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $61.6 million, $60.8 million and $58.3 million for the years ended December 31, 2015, 2016 and 2017, respectively.

5. Goodwill

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table presents goodwill allocated to the Company's reportable segments for the periods ended December 30, 2017 and December 31, 2016 (U.S. dollars in thousands):

	December 31,
	2016(1)	2017

Mainland China	$32,179	$32,179
South Korea	29,261	29,261
Americas	9,449	9,449
South Asia/Pacific	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Total	$114,954	$114,954

(1)	Goodwill was recast to reflect current period presentation by geographic region at December 31, 2016.

Goodwill is not amortized, rather it is subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown.

6. Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Indefinite life intangible assets:	2016	2017

Trademarks and trade names	$24,599	$24,599
Other indefinite lived intangibles	3,763	3,763
	$28,362	$28,362

	December 31, 2016		December 31, 2017
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$36,624	$46,482	$39,657	18 years
Developed technology	22,500	18,383	22,500	19,207	20 years
Distributor network	11,598	11,598	11,598	11,598	15 years
Trademarks	2,592	1,011	2,785	1,197	15 years
Other	46,219	26,584	57,550	29,971	8 years
	$129,391	$94,200	$140,915	$101,630	15 years

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Amortization of finite-life intangible assets totaled $8.6 million, $8.4 million and $8.1 million for the years ended December 31, 2015, 2016 and 2017, respectively. In the year ended December 31, 2015, the Company wrote-off approximately $12.0 million of fully amortized intangible assets.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,

2018	$8,978
2019	8,876
2020	4,898
2021	4,148
2022	5,201

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment.

7. Other Assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Deferred taxes	$35,752	$33,785
Deposits for noncancelable operating leases	38,858	43,375
Cash surrender value for life insurance policies	32,286	37,737
Other	29,573	49,998
	$136,469	$164,895

8. Accrued Expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Accrued sales force commissions and other payments	$126,153	$151,549
Accrued income taxes	─	13,075
Accrued other taxes	31,748	44,580
Accrued payroll and other employee expenses	25,412	38,167
Accrued payable to vendors	28,456	29,874
Accrued royalties	4,767	2,623
Sales return reserve	6,125	4,523
Deferred revenue	13,494	12,669
Other	38,868	22,129
	$275,023	$319,189

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9. Other Liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2016	2017

Deferred tax liabilities	$643	$36,718
Reserve for other tax liabilities	6,264	7,163
Liability for deferred compensation plan	36,730	43,248
Pension plan benefits reserve	5,631	6,359
Build to suit – financing obligation	9,543	10,290
Deferred rent and deferred tenant incentives	5,952	6,389
Asset retirement obligation	5,682	6,578
Other	6,354	10,371
	$76,799	$127,116

10. Long-Term Debt

Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of December 31, 2016 and 2017, the Company had an outstanding balance of $47.5 million on the revolving credit facility. Any additional amounts drawn under the revolving credit facility will bear interest at rates that will be determined in accordance with the Credit Agreement. The Credit Agreement requires that the Company maintains a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. The Company believes these covenants provide it with greater flexibility to pay dividends and repurchase stock. The Company is in compliance with its debt covenants.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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
The net carrying amount of the Liability Component is as follows (U.S. dollars in thousands):

December 31, 2017

Principal	$210,000
Unamortized debt discount (conversion option)	(7,078)
Total long-term debt, net	202,922
Unamortized debt discount (issuance costs)	(4,050)
Net carrying amount	$198,872

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
During the year ended December 31, 2017, the Company recognized $14.0 million in interest expense related to the Convertible Notes, which included $10.0 million of contractual interest and $4.0 million in amortization of debt issuance costs and in amortization of the Debt Discount.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of December 31, 2016 and 2017:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2016	Balance as of December 31, 2017(1)(2)	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$108.4 million	$94.8 million	Variable 30 day: 4.319%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Japanese yen denominated:	6.6 billion yen	5.6 billion yen ($47.9 million as of December 31, 2016)	4.9 billion yen ($43.5 million as of December 31, 2017)	Variable 30 day: 2.75%	One half of the principal amount payable in increasing quarterly installments over a five-year period beginning on December 31, 2014, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility:

		$47.5 million	$47.5 million	Variable 30 day: 4.319%	Revolving line of credit expires October 2019.

South Korea subsidiary loan:	$20.0 million	$10.0 million	─	1.12%	Loan was paid off in March 2017.

Japan subsidiary loan:	2.0 billion yen	1.3 billion yen ($11.4 million as of December 31, 2016)	0.7 billion yen ($5.9 million as of December 31, 2017)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note	$210.0 million	$210.0 million	$210.0 million	4.75%	Principal amount payable on June 15, 2020.

(1)
As of December 31, 2017, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $16.7 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $7.7 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility and $5.9 million of the Japan subsidiary loan. The Company has classified the $47.5 million borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $9.1 million and debt issuance costs of $4.0 million (consisting of $11.1 million related to the Convertible Note and $2.0 million related to the credit agreement), which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $7.9 million, $15.6 million and $22.2 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Maturities of all long-term debt at December 31, 2017, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2018	$77,840
2019	113,928
2020	210,000
2021	─
2022	─
Thereafter	─
Total(1)	$401,768

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $13.1 million, which is not reflected in this table.

11. Lease and Financing Obligations

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

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
As of December 31, 2016, the Company had recognized $18.9 million as the value of the New Building offset by accumulated depreciation of $0.8 million and a financing obligation of $10.0 million, net of a $9.1 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet. As of December 31, 2017, the Company had recognized $20.8 million as the value of the New Building offset by accumulated depreciation of $1.5 million and a financing obligation of $10.8 million, net of a $10.3 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet.
As of December 31, 2016, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $4.9 million and $4.5 million, respectively. As of December 31, 2017, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $4.9 million and $4.5 million, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In addition to the lease arrangements described above, the Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.
Minimum future operating leases and financing obligations at December 31, 2017 are as follows (U.S. dollars in thousands):
Year Ending December 31,	Operating Leases	Financing Obligations

2018	$41,788	$736
2019	27,088	758
2020	14,907	781
2021	10,036	790
2022	7,672	804
Thereafter	13,250	2,027
Total minimum lease payments	$114,741	$5,896
Rent expense for operating leases totaled $52.4 million, $48.2 million and $50.7 million for the years ended December 31, 2015, 2016 and 2017, respectively. Interest expense associated with the financing obligations was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2015, 2016 and 2017, respectively.

12.    Capital Stock

The Company's authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company's stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company's Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder.  All outstanding Class B shares have been converted to Class A shares. As of December 31, 2016 and 2017, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2015	2016	2017

Basic weighted-average common shares outstanding	57,997	55,412	52,806
Effect of dilutive securities: Stock awards and options	1,060	683	1,110
Convertible note	—	2	936
Diluted weighted-average common shares outstanding	59,057	56,097	54,852

For the years ended December 31, 2015, 2016 and 2017, other stock options totaling 1.8 million, 2.0 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The convertible note has a dilutive impact on EPS when the average market price of the Company's common stock for a given period exceeds the initial conversion price. See Note 10 for discussion of initial conversion price and conversion rate.

Repurchases of common stock

In 1998, the Company's board of directors approved a stock repurchase plan authorizing the Company to repurchase $10.0 million of its outstanding shares of Class A common stock on the open market or in private transactions. The Company's board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, the Company's board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company's equity incentive plans and from conversion of the Convertible Notes. During the years ended December 31, 2015, 2016 and 2017, the Company repurchased 3.8 million, 4.5 million and 1.2 million shares of Class A common stock for an aggregate price of $164.1 million, $247.2 million and $71.7 million, respectively. At December 31, 2017, $128.0 million was available for repurchases under the 2015 stock repurchase plan.

13. Stock–Based Compensation

At December 31, 2017, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company's Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the "2010 Omnibus Incentive Plan"). This plan was approved by the Company's stockholders at the Company's 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company's common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company's treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company's stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares. On May 24, 2016, the Company's stockholders approved a Second Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.8 million shares.

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

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2015	2016	2017

Weighted-average grant date fair value of grants	$16.26	$12.59	$18.84
Risk-free interest rate(1)	1.7%	1.4%	2.1%
Dividend yield(2)	2.1%	2.3%	2.5%
Expected volatility(3)	46.8%	47.9%	48.2%
Expected life in months(4)	65 months	68 months	68 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company's stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows:

	Shares (in thousands)	Weighted-average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2016	2,207.0	$39.93
Granted	─	─
Exercised	(324.4)	34.71
Forfeited/cancelled/expired	(489.7)	43.85
Outstanding at December 31, 2017	1,392.9	39.76	4.36	$41,756
Exercisable at December 31, 2017	725.5	43.14	3.55	20,237

Options activity – performance based
Outstanding at December 31, 2016	3,725.9	$58.23
Granted	298.0	50.93
Exercised	(853.0)	30.86
Forfeited/cancelled/expired	(869.4)	70.17
Outstanding at December 31, 2017	2,301.5	62.89	3.61	$26,206
Exercisable at December 31, 2017	294.1	35.58	4.17	9,601

Options activity – all options
Outstanding at December 31, 2016	5,932.9	$51.42
Granted	298.0	50.93
Exercised	(1,177.4)	31.92
Forfeited/cancelled/expired	(1,359.1)	60.69
Outstanding at December 31, 2017	3,694.4	54.17	3.90	$67,962
Exercisable at December 31, 2017	1,019.6	40.96	3.73	29,838

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company's closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount varies based on the fair market value of the Company's stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2015, 2016 and 2017, were as follows (U.S. dollars in thousands):

	December 31,
	2015	2016	2017

Cash proceeds from stock options exercised	$13,041	$15,707	$26,980
Tax benefit realized for stock options exercised	4,451	3,840	6,457
Intrinsic value of stock options exercised	12,085	30,587	42,749

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Nonvested restricted stock awards as of December 31, 2017 and changes during the year ended December 31, 2017 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value

Nonvested at December 31, 2016	596.4	$53.62

Granted	261.6	50.95
Vested	(203.2)	53.94
Forfeited	(91.9)	60.30

Nonvested at December 31, 2017	562.9	51.17

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $2.6 million, $5.8 million and $4.0 million of expense related to service condition stock options in 2015, 2016 and 2017, respectively; and $10.9 million, $10.5 million and $11.3 million of expense related to service condition restricted stock units in 2015, 2016 and 2017, respectively.  For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets.  The Company recognized $6.5 million of income, $7.1 million of income and $3.9 million of expense related to performance stock options in 2015, 2016 and 2017, respectively; and $0.4 million of expense, $0.3 million of income and $0.1 million of expense related to performance stock units in 2015, 2016 and 2017, respectively. The amounts in 2015 and 2016 reflect the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2017, there was $6.4 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.9 years. As of December 31, 2017, there was $16.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

14. Fair Value

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of December 31, 2017 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$50,307	$ ─	$ ─	$50,307
Other long-term assets	2,782	─	─	2,782
Forward contracts	─	1,371	─	1,371
Life insurance contracts	─	─	32,286	32,286
Total	$53,089	$1,371	$32,286	$86,746

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$36,531	$ ─	$ ─	$36,531
Other long-term assets	3,726	─	─	3,726
Forward contracts	─	158	─	158
Life insurance contracts	─	─	37,737	37,737
Total	$40,257	$158	$37,737	$78,152

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $10.9 million and $11.8 million as of December 31, 2016 and 2017, respectively, that is restricted for the Company's voluntary participation in a consumer protection cooperative in South Korea.
Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates as discussed in Note 18, "Derivative Financial Instruments".

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 17, "Executive Deferred Compensation Plan".

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2016	2017

Beginning balance at January 1	$27,292	$32,287
Actual return on plan assets:
Relating to assets still held at the reporting date	2,196	4,917
Purchases and issuances	3,051	895
Sales and settlements	(252)	(362)
Transfers into Level 3	─	─
Ending balance at December 31	$32,287	$37,737

15. Income Taxes

On December 22, 2017, tax reform legislation known as the Tax Cuts and Jobs Act (the Tax Reform Act) was enacted in the United States (U.S.). The Tax Reform Act significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge).

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), given the amount and complexity of the changes in tax law resulting from the Tax Reform Act, the Company has not finalized the accounting for the income tax effects of the Tax Reform Act. This includes the provisional amounts recorded related to the Toll Charge, the recording of a valuation allowance relating to foreign tax credits, the write-off and remeasurement of deferred tax assets and deferred tax liabilities and the change in the Company's indefinite reinvestment assertion. Further, the Company is in the process of analyzing the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on the deductibility of executive compensation, limitations on interest expense deductions (if certain conditions apply), and other provisions of the Tax Reform Act that are effective starting in 2018. Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or (2) factoring such amounts into a company's measurement of its deferred taxes (the "deferred method"). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. We are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.

The Company has preliminarily accounted for the effects of the Tax Reform Act, which resulted in a charge of $47.7 million to deferred income tax expense in the fourth quarter 2017, comprised of a $52.0 million charge from recognition of a valuation allowance on foreign tax credit carryforwards, $7.3 million charge related to reversal of indefinite reinvestment, $4.1 million charge related to the reduction in FIN 48 assets, a benefit of $7.7 million due to the write-off of net outside basis deferred tax liabilities, a benefit of $3.1 million related to the tax effect on OCI and a benefit of $4.9 million from the estimated impact of remeasurement of U.S. deferred tax assets and liabilities at a lower enacted corporate income tax rate.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Toll Charge is based on the Company's post-1986 earnings and profits (E&P) of U.S.-owned foreign subsidiaries for which the Company had previously deferred U.S. income taxes. The total estimated Toll Charge of $96 million is estimated to be offset entirely by foreign tax credits.  The Company currently estimates that no additional cash taxes will be paid as a result of the Toll Charge.  Due to the modified territorial system that has been implemented in the U.S. the company wrote-off the net outside basis deferred tax liabilities balances after analyzing the impacts of the Toll Charge resulting in a tax benefit of $7.7 million.

As of December 22, 2017, the company no longer considers undistributed earnings and profits of U.S. owned subsidiaries to be indefinitely reinvested and recorded a tax expense of $7.3 million related to foreign withholding taxes on unremitted foreign earnings that were previously asserted to be indefinitely reinvested in the fourth quarter of 2017.

The impact of the Tax Reform Act may differ from this estimate, possibly materially, during the one-year measurement period due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Reform Act.

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2015, 2016 and 2017 (U.S. dollars in thousands):

	2015	2016	2017

U.S.	$134,473	$(19,119)	$1,135
Foreign	77,486	231,958	264,432
Total	$211,959	$212,839	$265,567

The provision for current and deferred taxes for the years ended December 31, 2015, 2016 and 2017 consists of the following (U.S. dollars in thousands):

	2015	2016		2017
Current
Federal	$6,328	$	─	$(14,358)
State	1,483		(718)	1,814
Foreign	50,403		70,652	104,688
	58,214		69,934	92,144
Deferred
Federal	16,556		(27,171)	45,593
State	(674)		1,104	(2,273)
Foreign	4,817		25,886	666
	20,699		(181)	43,986
Provision for income taxes	$78,913		$69,753	$136,130

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2016	2017
Deferred tax assets:
Inventory differences	$2,521	$2,861
Foreign tax credit and other foreign benefits	145,169	52,408
Stock-based compensation	11,470	6,327
Accrued expenses not deductible until paid	32,796	39,326
Foreign currency exchange	4,826	2,001
Net operating losses	9,584	5,230
Capitalized research and development	358	197
Other	1,063	211
Gross deferred tax assets	207,787	108,561
Deferred tax liabilities:
Foreign currency exchange	105	874
Foreign withholding taxes	─	29,018
Intangibles step-up	12,107	6,568
Overhead allocation to inventory	4,820	3,977
Amortization of intangibles	19,091	11,475
Foreign outside basis in controlled foreign corporation	106,846	─
Other	20,572	2,676
Gross deferred tax liabilities	163,541	54,588
Valuation allowance	(9,137)	(56,906)
Deferred taxes, net	$35,109	$(2,933)

At December 31, 2017, the Company had foreign operating loss carryforwards of $17.1 million for tax purposes, which will be available to offset future taxable income. If not used, $5.7 million of carryforwards will expire between 2018 and 2027, while $11.4 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $15.9 million. In addition, a valuation allowance has been recorded on the foreign tax credit carryforward of $52.0 million which will expire between 2026 and 2027.  The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

The valuation allowance for the foreign tax credit carryforwards was recorded as a result of the Tax Reform Act. A valuation allowance has also been recognized for foreign operating loss carryforwards and unrealized foreign exchange losses. The valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the foreign tax credits or the net operating losses, the valuation will be released which would reduce the provision for income taxes.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The deferred tax asset valuation adjustments for the years ended December 31, 2015, 2016 and 2017 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2015		2016		2017

Balance at the beginning of period	$35,999		$49,271		$9,137
Additions charged to cost and expenses	12,948		692		53,983	(5)
Decreases	(2,943	)(1)	(40,442	)(4)	(6,400	)(6)
Adjustments	3,267	(2)	(384	)(2)	186	(2)
Balance at the end of the period	$49,271	(3)	$9,137		$56,906

(1)	Decreases in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward which had no impact to the income statement.

(2)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

(3)	The increase was due primarily to the deferred tax assets created by the unrealized loss in Venezuela for which the Company set up a full valuation allowance.

(4)
Decrease in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward and due to the write off of Venezuelan deferred tax assets, which had no impact to the income statement.

(5)	Increase in valuation is due primarily to the $52.0 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets.

(6)	Decrease is due primarily to the write-off of Brazil deferred tax assets, which had no impact to the income statement, as a valuation allowance had been previously recorded against the asset.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2016	2017

Net noncurrent deferred tax assets	$35,752	$33,785

Net noncurrent deferred tax liabilities	643	36,718

Deferred taxes, net	$35,109	$(2,933)

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The actual tax rate for the years ended December 31, 2015, 2016 and 2017 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2015	2016	2017

Income taxes at statutory rate	35.00%	35.00%	35.00%
Indefinite reinvestment	.92	(1.98)	2.75
Excess tax benefit from equity award	─	─	(2.38)
Non-deductible expenses	0.09	0.11	0.17
Controlled foreign corporation losses	1.09	(2.63)	(0.13)
Valuation allowance recognized foreign tax credit	─	─	19.59
Write-off outside basis DTL	─	─	(2.89)
Revaluation of deferred taxes	─	─	(1.28)
Section 987 implementation	─	2.69	─
Other	0.13	(0.42)	0.43
	37.23%	32.77%	51.26%

The effective tax rate for 2017 was impacted largely due to the Tax Reform Act.

16. Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2015, 2016, and 2017 the Company matched employees' base pay up to 4% each year. The Company's matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.8 million, $2.8 million and $3.2 million for the years ended December 31, 2015, 2016 and 2017, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees' base pay. The Company's discretionary contributions vest 20% per year for an employee's first five years of service. For the years ended December 31, 2015, 2016 and 2017 the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $4.8 million, $5.6 million and $6.1 million as of December 31, 2015, 2016 and 2017, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.7 million, $0.9 million and $0.7 million for the years ended December 31, 2015, 2016 and 2017, respectively.

17. Executive Deferred Compensation Plan

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The Company recorded compensation expense of $2.3 million, $1.5 million and $1.5 million for the years ended December 31, 2015, 2016 and 2017, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $36.7 million and $43.2 million for the years ended December 31, 2016 and 2017, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a "rabbi trust" for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company's consolidated balance sheet of $32.3 million and $37.7 million for the years ended December 31, 2016 and 2017, respectively.

18. Derivative Financial Instruments

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

As of December 31, 2017, the Company did not hold any non-designated derivative contracts.  As of December 31, 2016, the Company held non-designated derivative contracts with notional amounts of 11.5 billion South Korean won ($9.5 million) as of December 31, 2016. The fair values of these non-designated derivative contracts were $0.5 million and zero as of December 31, 2016 and 2017, respectively.

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the years ended December 31, 2015, 2016 and 2017 (U.S. dollars in thousands):

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	2015	2016	2017

Foreign currency contracts	Other income (expense)	$38	$39	$(485)

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

As of December 31, 2017, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 600 million Japanese yen ($5.5 million), and 1.4 billion Japanese yen ($12.0 million) as of December 31, 2016 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $0.9 million and $0.2 million as of December 31, 2016 and 2017, respectively.  The contracts held at December 31, 2017 have maturities through June 2018, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 6 months.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2015, 2016 and 2017 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Year Ended December 31,
Derivatives designated as hedging instruments:	2015	2016	2017

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$590	$(1,423)	$(152)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2015, 2016 and 2017 (U.S. dollars in thousands):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	2015	2016	2017

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$1,731	$(1,088)	$119
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$397	$(1,544)	$358

As of December 31, 2016 and 2017, there were $0.6 million and $0.1 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $84.7 million and $66.4 million as of December 31, 2016 and 2017, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly.  During the years ended December 31, 2016 and 2017, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 14, "Fair Value".

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

19. Supplemental Cash Flow Information

Cash paid for interest totaled $7.0 million, $11.6 million and $18.4 million for the years ended December 31, 2015, 2016 and 2017, respectively. Cash paid for income taxes totaled $49.8 million, $40.9 million and $78.1 million for the years ended December 31, 2015, 2016 and 2017, respectively.

20. Segment Information

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Mainland China	$565,527	$610,414	$716,991
South Korea	422,341	413,696	361,692
Americas	329,668	276,590	317,380
South Asia/Pacific	321,971	296,758	299,980
Japan	264,214	279,042	256,085
Hong Kong/Taiwan	206,140	183,979	166,696
EMEA	137,186	147,318	160,275
Total	$2,247,047	$2,207,797	$2,279,099

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Mainland China	$73,422	$135,174	$211,625
South Korea	130,516	117,142	100,964
Americas	62,937	44,390	47,040
South Asia/Pacific	68,949	71,365	68,141
Japan	51,181	59,175	51,372
Hong Kong/Taiwan	40,718	35,978	27,958
EMEA	11,172	10,386	11,749
Total segment contribution	438,895	473,610	518,849
Corporate and other	(194,193)	(242,506)	(244,366)
Operating income	244,702	231,104	274,483
Other income (expense)	(32,743)	(18,265)	(8,916)
Income before provision for income taxes	$211,959	$212,839	$265,567

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Mainland China	$18,503	$16,775	$15,122
South Korea	5,882	6,787	6,499
Americas	2,545	2,617	1,608
South Asia/Pacific	2,022	2,388	2,372
Japan	3,434	3,782	3,554
Hong Kong/Taiwan	2,132	2,507	1,395
EMEA	1,498	1,387	985
Corporate and other	35,349	36,154	40,029
Total	$71,365	$72,397	$71,564

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Mainland China	$21,998	$13,656	$4,539
South Korea	9,983	556	469
Americas	400	1,095	744
South Asia/Pacific	2,959	2,282	1,809
Japan	1,903	1,288	994
Hong Kong/Taiwan	1,345	634	1,350
EMEA	1,430	1,224	1,168
Corporate and other	16,604	29,486	49,083
Total	$56,622	$50,221	$60,156

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue.  Based on this criteria, the Company has identified three major markets: Mainland China, South Korea and Japan. There are approximately 50 other markets, each of which individually is less than 10%. The table below also includes the Company's country of domicile (the U.S.). No single customer accounted for 10% or more of net sales for the periods presented.  Sales are recorded in the jurisdiction in which the transactions occurred:

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Mainland China	$565,527	$610,414	$716,991
South Korea	422,341	413,696	361,692
Japan	264,214	279,042	256,085
United States	243,748	201,239	218,734
All others	751,217	703,406	725,597
Total	$2,247,047	$2,207,797	$2,279,099

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

Nu Skin	$1,363,539	$1,308,135	$1,456,386
Pharmanex	877,924	892,738	817,230
Other	5,584	6,924	5,483
Total	$2,247,047	$2,207,797	$2,279,099

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2016 and 2017:

	Year Ended December 31,
(U.S. dollars in thousands)	2015	2016	2017

United States	$271,058	$283,868	$302,884
Mainland China	110,839	97,867	97,046
South Korea	48,702	41,545	42,211
Japan	13,587	11,517	9,342
All others	10,351	9,935	13,104
Total	$454,537	$444,732	$464,587

21. Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations. In addition, in any market or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. Although management believes that the Company is in compliance in all material respects with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, will not likely result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

22. Dividends per Share

Quarterly cash dividends for the years ended December 31, 2016 and 2017 totaled $78.4 million and $76.1 million or $0.355 per share in all quarters of 2016 and $0.36 for all quarters of 2017. The board of directors has declared a quarterly cash dividend of $0.365 per share of Class A common stock to be paid on March 14, 2018 to stockholders of record on February 26, 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

23. Other Income (Expense), Net

Other income (expense), net was $32.7 million, $18.3 million and $8.9 million of expense in 2015, 2016 and 2017, respectively. In 2015, the Company recorded a charge of $10.2 million related to a new foreign exchange mechanism for Venezuela currency and incurred foreign currency translation expenses of $17.0 million. Other income (expense), net also includes $7.9 million, $15.6 million and $22.2 million in interest expense during 2015, 2016 and 2017, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

24. Cost of Sales

The Tokyo District Court and, on appeal in 2017, the Tokyo High Court have upheld the Japan customs authorities' customs assessments related to the importation of several of the Company's products into Japan. We have appealed the High Court's decision to the Japan Supreme Court.

As previously disclosed, the Company already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount being disputed. It was a non-cash item because the Company was previously required to pay the assessments.

25. Acquisitions

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

Dr. Dana Beauty, LLC

In the third quarter of 2017, the Company acquired certain assets of Dr. Dana Beauty, LLC for $7.0 million in cash. The acquisition, which was accounted for as an asset acquisition, includes contingent consideration of $4.3 million, which is considered a Level 3 liability. The assets acquired include trademarks, product formulas and other intellectual property primarily related to nail treatment.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

26. Subsequent Events

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC ("Innuvate"), which owns a 92% interest in a nutritional product manufacturer.  Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. The remaining 8% ownership in the manufacturer will continue to be held by an unrelated third party. Under the terms of the agreement, the Company has agreed to pay $23.5 million in cash and shares of the Company in exchange for the 73% ownership in Innuvate, subject to adjustment for certain closing items.

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC ("Treviso"), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company has agreed to pay $54.9 million in cash and shares of the Company in exchange for the 65% ownership in Treviso, subject to adjustment for certain closing items.

On February 12, 2018, the Company acquired 100% ownership in L&W Holdings, Inc. ("L&W") making L&W a wholly owned subsidiary of the Company. L&W is a packaging supplier company. Under the terms of the purchase agreement, the Company has agreed to pay $25.0 million in shares of the Company in exchange for 100% ownership in L&W, subject to adjustment for certain closing items.

The Company is currently in the process of valuing the assets acquired and liabilities assumed as part of these transactions. Given the timing of the close of the transactions, the Company is not yet able to provide the amounts to be recognized for the major classes of assets acquired and liabilities assumed, as well as, other related disclosures. The Company will disclose this and other related information in its Form 10-Q for the quarter ended March 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements").  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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
February 15, 2018

We have served as the Company's auditor since 1994.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2017, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2017 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information provided under the heading "Recent Sales of Unregistered Securities" in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, as well as the information in Note 26 to the consolidated financial statements contained in this report, is incorporated herein by reference.

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

3.4	Fourth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed March 10, 2017).

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

#10.4
Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

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

#10.8	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 2, 2010).

#10.9	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2010).

#10.10
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.11
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.12
Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("Amended & Restated 2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2013).

#10.13
Form of Amended & Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.14
Form of Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.15
Form of Amended & Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.16
Form of Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.17
Form of Amended & Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.18
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan ("Second Amended and Restated 2010 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2016).

#10.19
Form of Second Amended & Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.20
Form of Second Amended & Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.21
Form of Second Amended & Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.22
Form of Second Amended & Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.23
Form of Second Amended & Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.24
Form of Second Amended & Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.25
Form of Second Amended & Restated 2010 Plan Foreign Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.26
Form of Second Amended & Restated 2010 Plan Foreign Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.27
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.28
Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.29
Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).

#10.30	Form of Key Employee Covenants (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.31	Employment Letter Agreement with Mark H. Lawrence (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 9, 2017).

#10.32
Leave of Absence Agreement with M. Truman Hunt (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed May 4, 2017).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed or furnished herewith.
 # Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2018.

NU SKIN ENTERPRISES, INC.
By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2018.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ritch N. Wood	Chief Executive Officer and Director
Ritch N. Wood	(Principal Executive Officer)

/s/ Mark H. Lawrence	Chief Financial Officer
Mark H. Lawrence	(Principal Financial Officer and Accounting Officer)

/s/ Nevin N. Andersen	Director
Nevin N. Andersen

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Neil H. Offen	Director
Neil H. Offen

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury