Form 10-Q
period 2018-03-31
NU SKIN ENTERPRISES INC
filed 2018-04-27
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of April 24, 2018, 55,611,527 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2018

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$421,484	$426,399
Current investments	8,615	11,847
Accounts receivable	54,014	33,196
Inventories, net	282,983	253,454
Prepaid expenses and other	66,705	52,893
	833,801	777,789

Property and equipment, net	508,476	464,587
Goodwill	187,423	114,954
Other intangible assets, net	100,601	67,647
Other assets	144,368	164,895
Total assets	$1,774,669	$1,589,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,253	$50,341
Accrued expenses	309,536	319,189
Current portion of long-term debt	362,659	77,840
	734,448	447,370

Long-term debt	107,275	310,790
Other liabilities	133,818	127,116
Total liabilities	975,541	885,276

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	523,233	466,349
Treasury stock, at cost – 34.9 million and 37.9 million shares	(1,280,586)	(1,304,694)
Accumulated other comprehensive loss	(55,474)	(66,318)
Retained earnings	1,611,864	1,609,168
	799,128	704,596
Total liabilities and stockholders' equity	$1,774,669	$1,589,872

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017

Revenue	$616,219	$499,099
Cost of sales	146,281	111,266

Gross profit	469,938	387,833

Operating expenses:
Selling expenses	257,702	209,008
General and administrative expenses	153,246	132,563

Total operating expenses	410,948	341,571

Operating income	58,990	46,262
Other income (expense), net	1,207	(4,567)

Income before provision for income taxes	60,197	41,695
Provision for income taxes	24,658	14,206

Net income	$35,539	$27,489

Net income per share (Note 2):
Basic	$0.66	$0.52
Diluted	$0.64	$0.51

Weighted-average common shares outstanding (000s):
Basic	53,997	52,678
Diluted	55,959	54,057

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$35,539	$27,489

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $854 and $(222), respectively	11,047	9,695
Net unrealized gains (losses) on foreign currency cash flow hedges, net of taxes of $28 and $213, respectively	(247)	(387)
Reclassification adjustment for realized losses (gains) in current earnings, net of taxes of $(5) and $(24), respectively	44	43
	10,844	9,351

Comprehensive income	$46,383	$36,840

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$35,539	$27,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,907	17,625
Equity method earnings	(456)	(104)
Gain on step acquisition	(13,644)	—
Loss on extinguishment of debt	7,220	—
Foreign currency losses	1,764	791
Stock-based compensation	6,761	3,929
Deferred taxes	10,062	4,522
Changes in operating assets and liabilities:
Accounts receivable	(8,589)	3,269
Inventories, net	(6,624)	2,340
Prepaid expenses and other	(12,915)	(12,088)
Other assets	(974)	(2,023)
Accounts payable	2,179	(125)
Accrued expenses	(36,230)	(26,282)
Other liabilities	(4,113)	1,984

Net cash (used in) provided by operating activities	(1,113)	21,327

Cash flows from investing activities:
Purchases of property and equipment	(12,652)	(15,928)
Proceeds on investment sales	7,781	4,188
Purchases of investments	(4,539)	(4,716)
Acquisitions (net of cash acquired)	(28,311)	—
Investment in equity investee	(4,750)	(12,600)

Net cash (used in) investing activities	(42,471)	(29,056)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	299	164
Payments on long-term debt	(9,094)	(17,830)
Payment of cash dividends	(19,801)	(18,987)
Proceeds from debt	75,943	25,000
Repurchases of shares of common stock	(17,386)	(6,816)

Net cash provided by (used in) financing activities	29,961	(18,469)

Effect of exchange rate changes on cash	8,708	4,530

Net decrease in cash and cash equivalents	(4,915)	(21,668)

Cash and cash equivalents, beginning of period	426,399	357,246

Cash and cash equivalents, end of period	$421,484	$335,578

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1. THE COMPANY

Nu Skin Enterprises, Inc. (the "Company") is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from seven segments:  Mainland China; South Korea; Southeast Asia, which consists of Brunei, French Polynesia, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which consists of Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan; and Europe, Middle East and Africa ("EMEA"), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa (the Company's subsidiaries operating in these markets in each segment are collectively referred to as the "Subsidiaries").

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented.  Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2018 and 2017, stock options of 0.9 million and 0.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In February 2018, the Company's board of directors declared a quarterly cash dividend of $0.365 per share. This quarterly cash dividend of $19.8 million was paid on March 14, 2018 to stockholders of record on February 26, 2018. In April 2018, the Company's board of directors declared a quarterly cash dividend of $0.365 per share to be paid on June 13, 2018 to stockholders of record on May 25, 2018.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three-month periods ended March 31, 2018 and 2017 (U.S. dollars in thousands):
	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
Derivatives not designated as hedging instruments:		Three Months Ended
		March 31,
		2018	2017

Foreign currency contracts	Other income (expense)	$—	$(485)

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

As of March 31, 2018, the Company held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling 0.3 billion Japanese yen ($2.8 million), compared to 2.3 billion Japanese yen ($20.6 million) as of March 31, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were $(0.1) million and $0.3 million as of March 31, 2018 and 2017, respectively.  The contracts held at March 31, 2018 have maturities through June 2018, and accordingly, all unrealized gains and losses on foreign currency cash flow hedges included in accumulated other comprehensive loss will be recognized in current earnings over the next 3 months.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three-month periods ended March 31, 2018 and 2017 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended
	March 31,
Derivatives designated as hedging instruments:	2018	2017

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$(247)	$(387)

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three-month periods ended March 31, 2018 and 2017 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
		March 31,
		2018	2017

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$(49)	$(25)

Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$—	$(41)

As of March 31, 2018 and December 31, 2017, there were $(0.1) million and $0.2 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $55.4 million and $66.4 million as of March 31, 2018 and December 31, 2017, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three months ended March 31, 2018 and 2017, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 12 - Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended March 31, 2018 and 2017, the Company repurchased 0.2 million and 0.1 million shares of its Class A common stock under its open market stock repurchase plan for $17.4 million and $6.8 million, respectively.  As of March 31, 2018, $110.6 million was available for repurchases under the Company's open market stock repurchase plan.

6. SEGMENT INFORMATION

The Company's operating segments are based on geographic regions that generate revenue and hold its long-lived assets. The Company sells and distributes its products through a global network of customers and sales leaders in approximately 50 markets. The Company has divided these markets into seven operating segments, which are the Company's reportable segments: Mainland China, Hong Kong/Taiwan, South Korea, Japan, Southeast Asia, Americas/Pacific and EMEA. The reportable segments generate revenue from the sale of personal care products and nutritional supplements under the Nu Skin and Pharmanex brands, have similar business characteristics and align with how the CODM function began assessing performance and allocating resources in the first quarter of 2017. The Other category includes the manufacturing and product-packaging companies that the Company acquired during the first quarter of 2018, as well as the Company's indoor growing technology initiative.

Segment information for Q1 2017 has been recast to reflect the move of the Pacific components from the "South Asia/Pacific" operating segment to the "Americas/Pacific" operating segment. Consolidated financial information is not affected.

Profitability by segment as reported under US GAAP is driven primarily by the Company's transfer pricing policies. Segment contribution, which is the Company's segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company's executive and administrative offices, information technology, research and development, marketing and supply chain functions not recorded at the segment level.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017

Mainland China	$197,531	$150,004
Americas/Pacific	92,289	71,425
South Korea	88,930	82,471
Southeast Asia	70,860	63,025
Japan	63,224	61,156
EMEA	44,981	34,064
Hong Kong/Taiwan	40,992	35,948
Other	17,412	1,006
Total	$616,219	$499,099

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017

Mainland China	$44,817	$35,427
Americas/Pacific	9,172	11,059
South Korea	26,201	24,512
Southeast Asia	16,402	13,017
Japan	13,238	12,426
EMEA	4,754	1,791
Hong Kong/Taiwan	7,846	5,083
Total segment contribution	122,430	103,315
Corporate and other	(63,440)	(57,053)
Operating income	58,990	46,262
Other income (expense)	1,207	(4,567)
Income before provision for income taxes	$60,197	$41,695

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Depreciation and Amortization
	Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017

Mainland China	$3,487	$3,971
Americas/Pacific	214	566
South Korea	1,667	1,632
Southeast Asia	559	527
Japan	915	880
EMEA	176	272
Hong Kong/Taiwan	323	302
Other	11,566	9,475
Total	$18,907	$17,625

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017

Mainland China	$1,869	$903
Americas/Pacific	189	234
South Korea	—	448
Southeast Asia	51	200
Japan	311	76
EMEA	35	193
Hong Kong/Taiwan	482	606
Other	9,715	13,268
Total	$12,652	$15,928

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

Revenue by Product Line

	Three Months Ended March 31,
(U.S. dollars in thousands)	2018	2017

Nu Skin	$386,450	$301,873
Pharmanex	212,899	196,103
Other	16,870	1,123
Total	$616,219	$499,099

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major markets are set forth below for the periods ended March 31, 2018 and December 31, 2017 (U.S. dollars in thousands):

	March 31, 2018	December 31, 2017

United States	$348,173	$302,884
Mainland China	96,914	97,046
South Korea	40,804	42,211
Japan	9,305	9,342
All others	13,280	13,104
Total	$508,476	$464,587

7. GOODWILL

The Company's reporting units for goodwill are its operating segments, which are also its reportable segments. The following table presents goodwill allocated to the Company's reportable segments for the periods ended March 31, 2018 and December 31, 2017 (U.S. dollars in thousands):

	March 31, 2018	December 31, 2017

Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Other	72,469	—
Total	$187,423	$114,954

8. INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2018	December 31, 2017

Raw materials	$98,199	$87,683
Finished goods	184,784	165,771
	$282,983	$253,454

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

9. INCOME TAXES

Provision for income taxes for the first quarter of 2018 was $24.7 million, compared to $14.2 million for the prior-year period. The effective tax rate was 41.0% of pre-tax income during the first quarter of 2018 compared to 34.1% in the prior-year period. The increase in the effective tax rate reflects a $5.8 million change from increasing our income tax reserves following an assessment we received from the Indonesia tax authorities during the first quarter of 2018. This increase was partially offset by a $2.0 million benefit from a deduction in Japan related to Japan customs assessments that were affirmed by the Tokyo District Court in 2011; in the first quarter of 2018, the Japan and U.S. tax authorities reached resolution as to the amount that would be deductible in each jurisdiction.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.  As of March 31, 2018, and December 31, 2017, the Company had net deferred tax liabilities of $5.4 million and $2.9 million, respectively.

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service ("IRS"), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the third quarter of 2018.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

10. COMMITMENTS AND CONTINGENCIES

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company's direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company's sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company's operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company's management, based upon advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, are not currently expected to result in a material effect on the Company's consolidated financial condition, results of operations or cash flows.

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

11. DEBT

Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities, and as of March 31, 2018 and December 31, 2017, the Company had an outstanding balance of $122.5 million and $47.5 million, respectively, on the revolving credit facility. The Credit Agreement requires that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. See Note 17 – Subsequent Events for discussion on the repayment of debt outstanding under the Credit Agreement on April 18, 2018.

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

The Convertible Notes were scheduled to mature on June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company may, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price is equal to or exceeds 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company's exercise of such redemption right. The Holder of the Convertible Notes may, at its option, cause the Company to repurchase all of such Holder's Convertible Notes or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company's common stock, as those terms are defined in the indenture governing the Convertible Notes. In addition, each holder of the Convertible Notes shall have the right, at such holder's option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes will be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company's common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $46.50 per common share).  Throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain specified events.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was originally allocated to long-term debt (the "Liability Component") and $10.9 million was allocated to additional paid-in capital (the "Equity Component") within the Company's consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, which represents the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company's own stock and would be classified in stockholders' equity if freestanding. The Equity Component will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the "Debt Discount") will be amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component will be accreted up to the Convertible Notes' $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company's consolidated statement of income. The effective interest rate on the Convertible Notes is approximately 7.1% per annum.
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
During the three months ended March 31, 2018, the Company recognized $3.0 million in interest expense related to the Convertible Notes, which included $2.5 million of contractual interest and $0.5 million in amortization of debt issuance costs and in amortization of the Debt Discount prior to the conversion of the Notes.
During the first quarter of 2018, the Holder elected to convert the Convertible Notes pursuant to their terms of the indenture. The Company satisfied the equity portion of its conversion obligation on February 28, 2018 by issuing 1,535,652 shares of the Company's Class A common stock to the Holder and, on April 18, 2018, satisfied its obligations under the Convertible Notes by paying $213.4 million which included $3.4 million of accrued interest from December 15, 2017 through April 17, 2018. The early conversion of the Convertible Notes resulted in a $7.2 million charge to other income (expense) for a loss on extinguishment of debt. The net carrying amount of the Liability Component was moved to short-term debt within the Company's consolidated balance sheet during the quarter ended March 31, 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of March 31, 2018 and December 31, 2017:
Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2018(1)(2)	Balance as of December 31, 2017	Interest Rate	Repayment terms

Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$90.8 million	$94.8 million	Variable 30 day: 4.627%	Principal amount was paid in full during April 2018.

Japanese yen denominated:	6.6 billion yen	4.7 billion yen ($44.2 million as of March 31, 2018)	4.9 billion yen ($43.5 million as of December 31, 2017)	Variable 30 day: 2.7595%	Principal amount was paid in full during April 2018.

Credit Agreement revolving credit facility:		$122.5 million	$47.5 million	Variable 30 day: 4.594%	Principal amount was paid in full during April 2018.

Japan subsidiary loan:	2.1 billion yen	0.4 billion yen ($4.1 million as of March 31, 2018)	0.7 billion yen ($5.9 million as of December 31, 2017)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note	$210.0 million	$210.0 million	$210.0 million	4.75%	Principal amount was paid in full during April 2018.

(1)
As of March 31, 2018, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $17.5 million of the balance of its U.S. dollar denominated debt under the Credit Agreement facility, $8.5 million of the balance of its Japanese yen-denominated debt under the Credit Agreement facility, $4.1 million of the Japan subsidiary loan and the $210.0 million convertible note. The Company classified the $122.5 million borrowed under the revolving line of credit as short term because it was the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $1.7 million related to the Credit Agreement, which is not reflected in this table.

12. FAIR VALUE

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):
	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$34,519	$—	$—	$34,519
Other long-term assets	3,746	—	—	3,746
Forward contracts	—	(68)	—	(68)
Life insurance contracts	—	—	38,929	38,929
Total	$38,265	$(68)	$38,929	$77,126

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$36,531	$—	$—	$36,531
Other long-term assets	3,726	—	—	3,726
Forward contracts	—	158	—	158
Life insurance contracts	—	—	37,737	37,737
Total	$40,257	$158	$37,737	$78,152

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2018	$37,737
Actual return on plan assets:
Relating to assets still held at the reporting date	1 260
Purchases and issuances	—
Sales and settlements	(68)
Transfers into Level 3	—
Ending balance at March 31, 2018	$38,929

13. ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its loyalty points program from a cost provision method to a deferred revenue method. The cumulative impact of adoption was a $11.2 million net reduction to beginning retained earnings. See Note 17 – Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provides an option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

14. COST OF SALES

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

15. ACQUISITIONS

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC ("Innuvate"), which owns a 92% interest in a nutritional product manufacturer.  Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. The remaining 8% ownership in the manufacturer will continue to be held by an unrelated third party. Under the terms of the agreement, the Company paid $23.5 million in cash and shares of the Company in exchange for the 73% ownership in Innuvate, subject to adjustment for certain closing items. Innuvate is a contract manufacturer that specializes in softgel and hardshell capsule manufacturing.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC ("Treviso"), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company has paid $83.9 million in cash and shares of the Company in exchange for the 65% ownership in Treviso, subject to adjustment for certain closing items. Treviso is a liquid contract manufacturing laboratory for premium personal care products.

On February 12, 2018, the Company acquired 100% ownership in L&W Holdings, Inc. ("L&W") making L&W a wholly owned subsidiary of the Company. L&W is a packaging supplier company. Under the terms of the purchase agreement, the Company paid $25.0 million in shares of the Company in exchange for 100% ownership in L&W, subject to adjustment for certain closing items. L&W specializes in the distribution and packaging of products in the cosmetic and nutritional industries.

The following table summarizes the fair value of consideration transferred for the acquisitions disclosed above (U.S. dollars in thousands):
	Innuvate	Treviso	L&W Holdings	Total

Total cash consideration	$17,587	$14,648	$—	$32,235
Shares issued in conjunction with acquisition	5,863	69,252	25,000	100,115
Total consideration	23,450	83,900	25,000	132,350
Previously held equity interest in equity method Investments(1)	8,748	30,281	—	39,029
Total	$32,198	$114,181	$25,000	$171,379

(1)
The acquisitions of Innuvate and Treviso are considered step acquisitions, and accordingly, the Company remeasured its pre-existing 27% equity interest in Innuvate and 35% of Treviso immediately prior to completion of the acquisition to its estimated fair value of approximately $39.0 million. As a result of the remeasurement, the Company recorded a gain of approximately $13.6 million within other income (expense), during the first quarter of 2018, representing the excess of the approximate $39.0 million estimated fair value of its pre-existing 27% equity interest in Innuvate and 35% equity interest of Treviso over its transaction date carrying value of approximately $25.4 million.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired for the acquisitions disclosed above (U.S. dollars in thousands):

	Innuvate		Treviso		L&W Holdings
	Life	Amount	Life	Amount	Life	Amount

Total current assets		$6,219		$19,659		$7,353
Fixed assets		9,291		33,282		114
Customer list	9 years	5,100	9 years	16,500	7 years	6,500
Order backlog	5 months	200	10 months	4,700	4 months	900
Trademarks	7 years	900	6 years	1,300	5 years	600
Total current liabilities		(3,942)		(3,740)		(1,495)
Other non-current liabilities		—		—		(1,731)
Total identifiable net assets acquired		17,768		71,701		12,241
Goodwill		17,230		42,480		12,759
Fair value of noncontrolling interest		(2,800)		—		—
Total consideration and value to be allocated to net assets		$32,198		$114,181		$25,000

The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company-specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill.

Pro forma and historical results of operations for the acquired companies have not been presented because they are not material, either individually or in the aggregate, to the company's consolidated financial statements.

16. REVENUE RECOGNITION
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The Company recorded a net reduction to opening retained earnings of $11.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 was a decrease of $0.6 million for the three months ended March 31, 2018.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The Company estimates product returns based on historical return rates. The majority of the Company's contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Contract Liabilities – Customer Loyalty Programs
Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products on an annual basis. Significant changes in these contract liability balances were as follows for the three-month period ended March 31, 2018 (U.S. dollars in thousands):

	March 31, 2018

Outstanding at beginning of period	$13,043	(1)
Increase (decrease) attributed to:
Customer loyalty deferrals	2,090
Customer loyalty redemptions/expirations	(1,497)
Outstanding at end of period	$13,636

(1)
The company recorded customer loyalty points under the cost provision method prior to the adoption of Topic 606. The loyalty point liability under the cost provision methodology was $1.9 million as of December 31, 2017. The Company recorded an additional liability of $11.2 million to the cumulative impact of adopting Topic 606.

Disaggregation of Revenue

Please refer to Note 6 - Segment Information for revenue by segment and product line.

Arrangements with Multiple Performance Obligations

The Company's contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers for individual products sales to customers.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling expenses.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

New Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years.  Concurrently with the closing of the Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate ("LIBOR"), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company's consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

On April 18, 2018, the Company repaid debt that was outstanding under its existing credit agreement, dated as of October 9, 2014, with the several financial institutions party thereto as lenders and Bank of America, N.A., as administrative agent and its 4.75% convertible senior notes due 2020.

Repayment of 4.75% Convertible Senior Notes due 2020; Payment of Extension Fee

As set forth in Note 11 - Debt, the Company previously issued $210.0 million principal amount of Convertible Notes 4.75% Convertible Senior Notes due 2020 to Ping An ZQ. As previously disclosed, Ping An ZQ elected to convert the Convertible Notes in accordance with the terms of the indenture, dated as of June 16, 2016, by and between the Company and the Bank of New York Mellon Trust Company, N.A., as trustee, that governs the Convertible Notes. As set forth in Note 11 - Debt, in connection with the conversion of the Convertible Notes, the Company satisfied the equity portion of its conversion obligation on February 28, 2018 by issuing 1,535,652 shares of the Company's Class A Common Stock to Ping An ZQ. On April 18, 2018, the Company satisfied the cash portion of its conversion obligation by paying Ping An ZQ $213.4 million (representing payment of (i) the full $210.0 million principal amount of the Convertible Notes, (ii) $3.4 million of accrued interest from December 15, 2017 through April 17, 2018. Upon completion of the Cash Payment, the Company's obligations under the Convertible Notes and the Indenture were satisfied and discharged.

On April 18, 2018, the Company paid Ping An ZQ an extension fee in the amount of $105,000 (representing 0.05% of the principal amount of Convertible Notes outstanding as of 5:00 p.m. on April 2, 2018), satisfying in full the Company's obligations to Ping An ZQ under the previously disclosed side letter agreement entered into between the Company and Ping An ZQ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, sales compensation plan enhancements, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our subsequent reports.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017, and our other reports filed with the Securities and Exchange Commission through the date of this report on Form 10-Q.

Overview

Revenue for the quarter ended March 31, 2018 increased 24% to $616.2 million, compared to $499.1 million in the prior-year period, with foreign currency fluctuations positively impacting revenue approximately 7%. This revenue growth was driven by an 11% year-over-year increase in Customers and a 16% increase in Sales Leaders, reflecting the early results of our growth strategy that is focused on platforms, products and programs. In particular, during the quarter, we believe much of our growth was attributable to successful social selling initiatives and continued interest in our ageLOC LumiSpa skin treatment and cleansing device, which we introduced in the fourth quarter of 2017 and began making generally available for purchase in many of our markets during the first quarter of 2018. At the date of this report, LumiSpa is now generally available for purchase in all of our markets. In addition, $16.0 million of our revenue for the first quarter of 2018 was generated by businesses that we acquired during the quarter; this accounted for 3 percentage points of our 24% year-over-year revenue growth.

Earnings per share for the first quarter of 2018 were $0.64, compared to $0.51 in the prior-year period. The increase in earnings per share primarily reflects the increased revenue in 2018 and the impact of certain items that occurred during the first quarter of 2018: a $13.6 million gain from two step acquisitions completed during the quarter, a $7.2 million charge associated with the conversion of our convertible notes and a $5.8 million charge related to our income taxes in Indonesia. For more information about these items, see "Other income (expense), net" and "Provision for income taxes," below.

As previously disclosed, in the fourth quarter of 2017, we began to implement enhancements of our global sales compensation plan. We launched this program, which we refer to as "Velocity," in our Pacific region during the fourth quarter of 2017, and we are launching it in Taiwan and North America during the second quarter of 2018.

Segment Results

We report our business in seven segments to reflect our current management approach. As of the first quarter of 2018, we have reorganized the structure of our segments to reflect that our Pacific markets, which were previously managed by our Southeast Asia regional management and were included in our South Asia/Pacific operating segment, are now managed by our Americas regional management and are included in our Americas/Pacific operating segment. Segment information for the first quarter of 2017 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three-month periods ended March 31, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant Currency Change(1)
	2018	2017	Change

Mainland China	$197,531	$150,004	32%	22%
Americas/Pacific	92,289	71,425	29%	32%
South Korea	88,930	82,471	8%	1%
Southeast Asia	70,860	63,025	12%	7%
Japan	63,224	61,156	3%	(2%)
EMEA	44,981	34,064	32%	15%
Hong Kong/Taiwan	40,992	35,948	14%	11%
Other	17,412	1,006	1,631%	1,631%
Total	$616,219	$499,099	24%	17%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the three-month periods ended March 31, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2018	2017	Change

Mainland China	$44,817	$35,427	27%
Americas/Pacific	9,172	11,059	(17%)
South Korea	26,201	24,512	7%
Southeast Asia	16,402	13,017	26%
Japan	13,238	12,426	7%
EMEA	4,754	1,791	165%
Hong Kong/Taiwan	7,846	5,083	54%

The following table provides information concerning the number of Customers and Sales Leaders as of March 31, 2018 and 2017.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in China, who achieve certain qualification requirements.

	As of March 31, 2018		As of March 31, 2017		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	200,000	27,000	176,000	19,100	14%	41%
Americas/Pacific	246,000	8,200	191,000	6,900	29%	19%
South Korea	179,000	7,300	189,000	8,000	(5%)	(9%)
Southeast Asia	118,000	6,600	98,000	6,200	20%	6%
Japan	129,000	6,200	132,000	6,400	(2%)	(3%)
EMEA	142,000	4,300	124,000	4,100	15%	5%
Hong Kong/Taiwan	72,000	3,900	70,000	3,900	3%	—

Total	1,086,000	63,500	980,000	54,600	11%	16%

Following is a narrative discussion of our results in each segment, which supplements the tables above.
Mainland China. The year-over-year increases in revenue, Sales Leaders and Customers in Mainland China primarily reflect continued momentum from 2017, particularly the fourth quarter of 2017, when we introduced LumiSpa. This initial offering of LumiSpa, together with sales and business promotions in the fourth quarter, drove Sales Leader growth that carried into the first quarter of 2018, which contributed to growth in revenue and Customers. The 32% year-over-year increase in reported revenue also reflects a favorable foreign-currency impact of 10%.
The increase in segment contribution primarily reflects higher revenue in 2018, which also caused a 2.4 percentage point decrease in general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased. These improvements were partially offset by higher selling expenses as a percentage of revenue. A portion of selling expenses includes the salaries and service fees of our sales force in Mainland China, which are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Based on the strong performance in the fourth quarter of 2017, overall salaries and service fees were increased in the first quarter of 2018, causing the increase in selling expenses as a percentage of revenue.
Americas/Pacific. Our business in this segment improved on a year-over-year basis, with increases in our revenue, Sales Leaders and Customers. These improvements reflect favorable responses to our sales compensation initiatives, growth in Australia and some of our Latin America markets, particularly Argentina which accounted for 45% of the year-over-year revenue growth in this segment, and social selling initiatives in the United States. The continued revenue growth in Australia also reflects implementation of our Velocity sales compensation program enhancements, which as previously disclosed include slightly increased prices for some of our products.
The year-over-year decrease in segment contribution primarily reflects increased selling expenses as a percentage of revenue. Our selling expenses are impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives, which were higher for the quarter in North America and Latin America.
South Korea. Our business in this segment continued to be challenged in the first quarter of 2018, with the year-over-year increase in revenue being almost entirely attributable to foreign-currency fluctuations and our Sales Leaders and Customers each decreasing on a year-over-year basis. Although interest in our LumiSpa product drove a slight increase in our Customers in this segment from the fourth quarter of 2017 to the first quarter of 2018, we believe that Customer acquisition has continued to be strained due to online competitive pressures. We also believe the political and economic environment in South Korea has negatively impacted our performance in this market.

Segment contribution for the first quarter of 2018 increased approximately proportionately with revenue; as a percentage of revenue, segment contribution was 29.5% in the first quarter of 2018 compared to 29.7% in the first quarter of 2017.

Southeast Asia. The year-over-year increases in revenue, Sales Leaders and Customers in this segment were primarily driven by successful social selling initiatives and a promotion of LumiSpa in several markets of the segment. Ninety percent of our year-over-year revenue growth in this segment was attributable to Vietnam and Indonesia, where social selling initiatives have been particularly successful. The 12% year-over-year increase in reported revenue also reflects a favorable foreign-currency impact of 5%.

The year-over-year increase in segment contribution reflects increased revenue, as well as a 2.6 percentage point decline in selling expenses as a percentage of revenue. Our selling expenses are impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives.

Japan. The year-over-year declines in constant-currency revenue, Sales Leaders and Customers continued to reflect a soft direct selling market in Japan, which could be attributable to a challenging regulatory environment and an aging demographic. The 3% year-over-year increase in reported revenue reflects a favorable foreign-currency impact of 5%.

The year-over-year increase in segment contribution reflects increased reported revenue and a 1.2 percentage point decrease in selling expenses as a percentage of revenue.

EMEA. The year-over-year growth in revenue, Sales Leaders and Customers in this segment reflects continued success of Sales Leader social selling initiatives in many markets of the region, as well as successful product initiatives, including products that are conducive to social selling. The 32% year-over-year increase in reported revenue also reflects a favorable foreign-currency impact of 17%.

The year-over-year increase in segment contribution primarily reflects increased revenue, which also caused a 3.6 percentage point decrease in general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased.

Hong Kong/Taiwan. The year-over-year increases in revenue and Customers in this segment reflect interest in LumiSpa, which we introduced in the fourth quarter of 2017, and successful social selling initiatives. We also introduced certain components of our Velocity sales compensation program enhancements in the first quarter of 2018 in Taiwan, with the full launch in Taiwan scheduled in the second quarter.

The year-over-year increase in segment contribution primarily reflects increased revenue.

Other. In addition to our seven segments, the manufacturing and product-packaging companies that we acquired during the first quarter of 2018 generated approximately $16.0 million of reported revenue. These companies provide products and services both to our company and to external customers; reported revenue includes only the revenue generated by sales to external customers. Because we acquired the companies during the quarter, our reported revenue for these companies consists only of the revenue after the acquisitions, not the full quarter.

As a result of these acquisitions, we incurred $1.7 million of expense associated with the amortization of acquired intangible assets under acquisition accounting. We currently expect that we will continue to incur approximately $2–3 million of these charges per quarter during 2018. For information about the acquisitions during the first quarter of 2018, see Note 15 to the consolidated financial statements contained in this report.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2018 increased 24% to $616.2 million, compared to $499.1 million in the prior-year period. For a discussion and analysis of this increase in revenue, see "Overview" and "Segment Results," above. The new revenue recognition standard in the United States, which we adopted in the first quarter of 2018, had, and is expected to continue to have, an immaterial impact on our reported revenue. For information about this standard, see Note 16 to the consolidated financial statements contained in this report.

Gross profit

Gross profit as a percentage of revenue was 76.3% for the first quarter of 2018 and 77.7% in the prior-year period. This year-over-year decrease was driven by a 1.6 percentage point negative impact from the businesses we acquired in the first quarter of 2018; as previously disclosed, these companies' gross margins are lower than that of our core business, and we anticipate that these acquisitions will continue to negatively impact our gross margin, though we expect the impact will lessen later in 2018 as the products that these companies manufacture for our core business flow through our cost of goods sold. The gross margin in our core business improved slightly from the prior year.

Selling expenses

Selling expenses as a percentage of revenue in the first quarter of 2018 remained relatively even on a year-over-year basis at 41.8% compared to 41.9% for the prior-year period. The revenue from our acquired companies does not carry significant selling expenses; selling expenses from our core business increased as a percentage of revenue due to the factors discussed in the "Mainland China" and "Americas/Pacific" discussions, above.

General and administrative expenses

General and administrative expenses increased to $153.2 million in the first quarter of 2018 compared to $132.6 million in the prior-year period, primarily reflecting an increase in labor expenses. However, as a percentage of revenue, general and administrative expenses decreased to 24.9% for the first quarter of 2018 from 26.6% for the prior-year period due to the increase in revenue. Our acquisitions in the first quarter of 2018 did not have a material impact on our general and administrative expenses.

Other income (expense), net

Other income (expense), net for the first quarter of 2018 was $1.2 million of income compared to $4.6 million of expense for the same period in 2017. The increase in income primarily reflects a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions. This gain was partially offset by a non-cash charge of $7.2 million related to the conversion of our then-outstanding convertible notes. For more information on these items, see Notes 11 and 15 to the consolidated financial statements contained in this report.

Provision for income taxes

Provision for income taxes for the first quarter of 2018 was $24.7 million, compared to $14.2 million for the prior-year period. The effective tax rate was 41.0% of pre-tax income during the first quarter of 2018 compared to 34.1% in the prior-year period. The increase in the effective tax rate reflects a 9.7 percentage point impact from increasing our income tax reserves following an assessment we received from the Indonesia tax authorities during the first quarter of 2018. This increase was partially offset by a 3.4 percentage point benefit from a deduction in Japan related to Japan customs assessments that were affirmed by the Tokyo District Court in 2011; in the first quarter of 2018, the Japan and U.S. tax authorities reached resolution as to the amount that would be deductible in each jurisdiction.

Net income

As a result of the foregoing factors, net income for the first quarter of 2018 was $35.5 million compared to $27.5 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. However, in the first quarter of 2018, we had a net outflow of $(1.1) million in cash from operations compared to a net inflow of $21.3 million in cash from operations during the prior-year period. Our negative cash flow from operations in the first quarter of 2018 primarily reflected the payment of significant accruals as of the end of 2017, particularly commissions based on the initial LumiSpa offerings in the fourth quarter of 2017.

Working capital. As of March 31, 2018, working capital was $99.4 million, compared to $330.4 million as of December 31, 2017. This decrease primarily reflects an increase of $284.8 in short-term debt, partially offset by increases of approximately $21 million in accounts receivable and $30 million in inventory during the quarter.

•
The increase in short-term debt primarily consisted of our cash settlement obligation of $210.0 million principal amount plus accrued interest from the conversion of our Convertible Notes, as defined and discussed below, and $75.0 million of borrowings under our revolving line of credit during the quarter, which borrowings were primarily to fund acquisitions and the purchase of property related to one of the acquired companies.

•
The increase in accounts receivable reflects the accounts receivable from our acquired companies and increased credit card receivables based on the timing of sales in the last few days of the first quarter of 2018.

•	The increase in inventory primarily reflects the inventories of our acquired companies.

Cash and cash equivalents, including current investments, as of March 31, 2018 and December 31, 2017 were $430.1 million and $438.2 million, respectively.

Capital expenditures. Capital expenditures in the first quarter of 2018 were $12.7 million. Our 2018 capital expenditures include the following:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, and application development, including for digital and social selling initiatives.

We estimate that capital expenditures for the uses listed above will total approximately $55 million for the remainder of 2018. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. Although we are currently in the process of establishing a budget for this plant, we currently believe our 2018 expenditures will be approximately $15 million to $20 million. This amount could be lower if there is a delay in obtaining the necessary governmental approvals for the project.

Conversion and satisfaction of convertible notes. In June 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. During the first quarter of 2018, Ping An ZQ elected to convert the Convertible Notes pursuant to their terms. In connection with such conversion and pursuant to the terms of the indenture governing the Convertible Notes, we became obligated to deliver shares of Class A common stock and cash to Ping An ZQ. We satisfied our obligation to deliver shares of Class A common stock to Ping An ZQ during the first quarter of 2018 and, on April 18, 2018, satisfied our obligations under the Convertible Notes by paying Ping An ZQ $213.4 million in cash.

New credit agreement. On April 18, 2018, we entered into a credit agreement (the "New Credit Agreement") with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the New Credit Agreement, we drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.25%. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Existing Credit Agreement, as defined below, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustment based on our consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the New Credit Agreement, with the remainder payable at final maturity. The New Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

Retirement of previous credit agreement. On April 18, 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014, with several financial institutions as lenders and Bank of America, N.A., as administrative agent (the "Existing Credit Agreement"). We had indebtedness of $257.6 million in principal amount outstanding under the Existing Credit Agreement as of both March 31, 2018 and April 18, 2018. See Notes 11 and 17 to the consolidated financial statements contained in this report for further information regarding the New Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. Our board of directors has approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. The repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives. During the first three months of 2018, we repurchased approximately 0.2 million shares of Class A common stock under this plan for $17.4 million. At March 31, 2018, $110.6 million was available for repurchases under the stock repurchase plan.

Dividends. In February 2018, our board of directors declared a quarterly cash dividend of $0.365 per share. This quarterly cash dividend of $19.8 million was paid March 14, 2018 to stockholders of record on February 26, 2018. In April 2018, our board of directors declared a quarterly cash dividend of $0.365 per share to be paid on June 13, 2018 to stockholders of record on May 25, 2018. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2018 and December 31, 2017, we held $430.1 million and $438.2 million, respectively, in cash and cash equivalents, including current investments. These amounts include $397.2 million and $413.8 million as of March 31, 2018 and December 31, 2017, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2018, we had $201.7 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have, and may continue to, draw on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets. We currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. We have not designated our investments as indefinitely reinvested, but rather have these funds available for our operations in the U.S. as needed. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the first quarter of 2018.

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

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2018 and 2017, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. We held forward contracts designated as foreign currency cash flow hedges with notional amounts totaling approximately 0.3 billion Japanese yen ($2.8 million) as of March 31, 2018, compared to 2.3 billion Japanese yen ($20.6 million) as of March 31, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. Because of our foreign exchange contracts at March 31, 2018, the impact of a 10% appreciation or 10% depreciation of the U.S. dollar against the Japanese yen would not represent a material potential loss in fair value, earnings or cash flows against these contracts. This potential loss does not consider the underlying foreign currency transaction or translation exposures to which we are subject.

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

Available Information

Our website address is www.nuskin.com. We make available, free of charge on the Investor Relations portion of our website, ir.nuskin.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the "Legal Proceedings" section of our Annual Report on Form 10-K for the 2017 fiscal year. Please refer to Notes 10 and 14 to the consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2017 fiscal year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 – 31, 2018	—		—	$128.0
February 1 – 28, 2018	—		—	$128.0
March 1 – 31, 2018	236,820	$73.41	236,820	$110.6
Total	236,820	$73.41	236,820

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
Regulation S-K
Number Description

4.1	First Supplemental Indenture between Nu Skin Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated as of March 20, 2018.
10.1	Nu Skin Enterprises, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 14, 2018).
10.2
Amendment to Employment Agreement between the Company and Joseph Y. Chang dated March 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 14, 2018).

10.3	Side Letter Agreement with Ping An ZQ China Growth Opportunity Limited dated March 13, 2018.
10.4	Side Letter Agreement with Ping An ZQ China Growth Opportunity Limited dated March 17, 2018.

10.5
Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 2018).

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

April 26, 2018

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)