Form 10-Q
period 2018-06-30
NU SKIN ENTERPRISES INC
filed 2018-08-03
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)
Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
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

As of July 31, 2018, 55,530,464 shares of the registrant's Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

 QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2018

In this Quarterly Report on Form 10-Q, references to "dollars" and "$" are to United States ("U.S.") dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$402,031	$426,399
Current investments	8,200	11,847
Accounts receivable	50,180	33,196
Inventories, net	283,730	253,454
Prepaid expenses and other	70,898	52,893
	815,039	777,789

Property and equipment, net	503,452	464,587
Goodwill	187,423	114,954
Other intangible assets, net	95,887	67,647
Other assets	144,562	164,895
Total assets	$1,746,363	$1,589,872

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,920	$50,341
Accrued expenses	290,653	319,189
Current portion of long-term debt	97,481	77,840
	447,054	447,370

Long-term debt	370,525	310,790
Other liabilities	125,250	127,116
Total liabilities	942,829	885,276

Commitments and contingencies (Note 10)

Stockholders' equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	532,996	466,349
Treasury stock, at cost – 35.0 million and 37.9 million shares	(1,296,628)	(1,304,694)
Accumulated other comprehensive loss	(75,460)	(66,318)
Retained earnings	1,642,535	1,609,168
	803,534	704,596
Total liabilities and stockholders' equity	$1,746,363	$1,589,872

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$704,190	$550,101	$1,320,409	$1,049,200
Cost of sales	168,549	121,521	314,830	232,787

Gross profit	535,641	428,580	1,005,579	816,413

Operating expenses:
Selling expenses	272,757	228,353	530,459	437,361
General and administrative expenses	180,120	135,488	333,366	268,051

Total operating expenses	452,877	363,841	863,825	705,412

Operating income	82,764	64,739	141,754	111,001
Other income (expense), net	(11,165)	(2,731)	(9,958)	(7,298)

Income before provision for income taxes	71,599	62,008	131,796	103,703
Provision for income taxes	20,638	19,967	45,296	34,173

Net income	$50,961	$42,041	$86,500	$69,530

Net income per share (Note 2):
Basic	$0.92	$0.79	$1.58	$1.32
Diluted	$0.90	$0.77	$1.53	$1.28

Weighted-average common shares outstanding (000s):
Basic	55,608	52,929	54,807	52,804
Diluted	56,713	54,839	56,430	54,466

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$50,961	$42,041	$86,500	$69,530

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $(558) and $1,901 for the three months ended June 30, 2018 and 2017, respectively, and $296 and $1,679 for the six months ended June 30, 2018 and 2017, respectively	(20,047)	81	(9,000)	9,776

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(10) and $(114) for the three months ended June 30, 2018 and 2017, respectively, and $18 and $99 for the six months ended June 30, 2018 and 2017, respectively	87	207	(160)	(180)

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $3 and $143 for the three months ended June 30, 2018 and 2017, respectively, and $(2) and $120 for the six months ended June 30, 2018 and 2017, respectively	(26)	(260)	18	(217)

	(19,986)	28	(9,142)	9,379

Comprehensive income	$30,975	$42,069	$77,358	$78,909

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$86,500	$69,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,142	35,080
Equity method earnings	(43)	(358)
Gain on step acquisitions	(13,644)	—
Loss on extinguishment of debt	7,220	—
Foreign currency losses	10,194	(256)
Stock-based compensation	13,267	7,581
Deferred taxes	3,023	5,390
Changes in operating assets and liabilities:
Accounts receivable	(6,775)	(2,812)
Inventories, net	(16,743)	8,706
Prepaid expenses and other	(19,676)	(15,140)
Other assets	(546)	(2,567)
Accounts payable	1,040	(4,357)
Accrued expenses	(45,363)	(21,607)
Other liabilities	(6,663)	4,839

Net cash provided by operating activities	51,933	84,029

Cash flows from investing activities:
Purchases of property and equipment	(28,429)	(27,751)
Proceeds on investment sales	7,964	7,741
Purchases of investments	(4,722)	(4,716)
Acquisitions (net of cash acquired)	(28,311)	(25,095)
Investment in equity investee	(4,750)	—

Net cash used in investing activities	(58,248)	(49,821)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	5,951	7,795
Payments on long-term debt	(514,177)	(64,495)
Payment of cash dividends	(40,091)	(38,042)
Payment of debt issuance costs	(7,243)	—
Proceeds from debt	582,398	67,000
Repurchases of shares of common stock	(35,823)	(22,135)

Net cash (used in) in financing activities	(8,985)	(49,877)

Effect of exchange rate changes on cash	(9,068)	3,525

Net (decrease) in cash and cash equivalents	(24,368)	(12,144)

Cash and cash equivalents, beginning of period	426,399	357,246

Cash and cash equivalents, end of period	$402,031	$345,102

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company's financial information as of June 30, 2018, and for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

2. NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2018 and 2017, stock options of 0.3 million and 0.2 million, respectively, and for the six-month periods ended June 30, 2018 and 2017, stock options of 0.9 million and 0.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3. DIVIDENDS PER SHARE

In February and April 2018, the Company's board of directors declared a quarterly cash dividend of $0.365 per share. These quarterly cash dividends of $19.8 and $20.3 million were paid on March 14, 2018 and June 13, 2018 to stockholders of record on February 26, 2018 and May 25, 2018. In July 2018, the Company's board of directors declared a quarterly cash dividend of $0.365 per share to be paid on September 12, 2018 to stockholders of record on August 31, 2018.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three- and six-month periods ended June 30, 2018 and 2017 (U.S. dollars in thousands):
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017

Foreign currency contracts	Other income (expense)	$—	$—	$—	$(485)

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

As of June 30, 2018, the Company held no forward contracts designated as foreign currency cash flow hedges compared to notional amounts of 2.2 billion Japanese yen and 1.0 million Euros ($19.6 million and $1.1 million, respectively) as of June 30, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were zero and $0.3 million as of June 30, 2018 and 2017, respectively.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and six-month periods ended June 30, 2018 and 2017 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$87	$207	$(160)	$(180)

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and six-month periods ended June 30, 2018 and 2017 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$(26)	$134	$18	$109
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$—	$269	$—	$228

As of June 30, 2018 and December 31, 2017, there were zero and $0.1 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $75.5 million and $66.4 million as of June 30, 2018 and December 31, 2017, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three- and six- month periods ended June 30, 2018 and 2017, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 12 - Fair Value.

5. REPURCHASES OF COMMON STOCK

During the three-month periods ended June 30, 2018 and 2017, the Company repurchased 0.2 million and 0.3 million shares of its Class A common stock under its open market stock repurchase plan for $18.4 million and $15.3 million, respectively.  During the six-month periods ended June 30, 2018 and June 30, 2017, the Company repurchased 0.5 million and 0.4 million shares of its Class A common stock under its open market repurchase plans for $35.8 million and $22.1 million, respectively. As of June 30, 2018, $92.2 million was available for repurchases under the Company's open market stock repurchase plan. In July 2018, the previous stock repurchase plan was terminated and replaced by a new repurchase plan with an initial authorization amount of $500 million.

6. SEGMENT INFORMATION

As a result of the Company's management changes in the first quarter of 2017, the Company concluded that the Chief Operating Decision Maker, as defined in ASC 280, is now comprised of the CEO, President and CFO. This change required the Company to reevaluate its determination of operating segments. The Company's operating segments are based on geographic regions that generate revenue and hold its long-lived assets. The Company sells and distributes its products through a global network of customers and sales leaders in approximately 50 markets. The Company has divided these markets into seven operating segments, which are the Company's reportable segments: Mainland China, Hong Kong/Taiwan, South Korea, Japan, Southeast Asia, Americas/Pacific and EMEA. The reportable segments generate revenue from the sale of personal care products and nutritional supplements under the Nu Skin and Pharmanex brands, have similar business characteristics and align with how the CODM function began assessing performance and allocating resources in the first quarter of 2017. The Other category includes the manufacturing and product-packaging companies that the Company acquired during the first quarter of 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Segment information for the three- and six-month periods ended June 30, 2017 has been recast to reflect the move of the Pacific components from the "Southeast Asia/Pacific" operating segment to the "Americas/Pacific" operating segment. Consolidated financial information is not affected.

Profitability by segment as reported under US GAAP is driven primarily by the Company's transfer pricing policies. Segment contribution, which is the Company's segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company's executive and administrative offices, information technology, research and development, and marketing and supply chain functions not recorded at the segment level.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$245,256	$172,098	$442,787	$322,102
Americas/Pacific	103,990	82,997	196,279	154,422
South Korea	91,624	86,917	180,554	169,388
Southeast Asia	79,223	60,545	150,083	123,570
Japan	64,113	64,796	127,337	125,952
Hong Kong/Taiwan	52,206	43,071	93,198	79,019
EMEA	44,010	38,188	88,991	72,252
Other	23,768	1,489	41,180	2,495
Total	$704,190	$550,101	$1,320,409	$1,049,200

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$73,899	$52,283	$118,716	$87,710
Americas/Pacific	17,068	12,718	26,240	23,777
South Korea	24,880	22,278	51,081	46,790
Southeast Asia	20,639	13,367	37,041	26,384
Japan	13,377	10,922	26,615	23,348
Hong Kong/Taiwan	7,835	7,766	15,681	12,849
EMEA	3,069	3,617	7,823	5,408
Total segment contribution	160,767	122,951	283,197	226,266
Corporate and other	(78,003)	(58,212)	(141,443)	(115,265)
Operating income	82,764	64,739	141,754	111,001
Other income (expense)	(11,165)	(2,731)	(9,958)	(7,298)
Income before provision for income taxes	$71,599	$62,008	$131,796	$103,703

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$3,444	$3,681	$6,931	$7,652
Americas/Pacific	279	484	493	1,050
South Korea	1,576	1,654	3,243	3,286
Southeast Asia	564	550	1,123	1,077
Japan	900	899	1,815	1,779
Hong Kong/Taiwan	321	344	644	646
EMEA	175	322	351	594
Other	13,976	9,521	25,542	18,996
Total	$21,235	$17,455	$40,142	$35,080

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$1,029	$760	$2,898	$1,663
Americas/Pacific	240	327	429	561
South Korea	44	16	44	464
Southeast Asia	144	333	195	533
Japan	72	21	383	97
Hong Kong/Taiwan	116	511	598	1,117
EMEA	42	118	77	311
Other	14,090	9,737	23,805	23,005
Total	$15,777	$11,823	$28,429	$27,751

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

Revenue by Product Line

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Nu Skin	$466,462	$345,287	$852,912	$647,160
Pharmanex	212,998	202,912	425,897	399,015
Other	24,730	1,902	41,600	3,025
Totals	$704,190	$550,101	$1,320,409	$1,049,200

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company's country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company's corporate offices and distribution facilities. Long-lived assets by major markets are set forth below for the periods ended June 30, 2018 and December 31, 2017 (U.S. dollars in thousands):

	June 30, 2018	December 31, 2017

United States	$357,043	$302,884
Mainland China	89,529	97,046
South Korea	37,462	42,211
Japan	8,122	9,342
All others	11,296	13,104
Total	$503,452	$464,587

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table presents goodwill allocated to the Company's reportable segments for the periods ended June 30, 2018 and December 31, 2017 (U.S. dollars in thousands):

	June 30, 2018	December 31, 2017

Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Other	72,469	—
Total	$187,423	$114,954

The Other category represents goodwill allocated to the companies acquired in the first quarter of 2018 (see Note 15 – Acquisitions).

8. INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2018	December 31, 2017

Raw materials	$99,984	$87,683
Finished goods	183,746	165,771
	$283,730	$253,454

The total inventory balance as of June 30, 2018 includes $23.1 million of inventory held by the companies acquired in the first quarter of 2018 (see Note 15 - Acquisitions).

9. INCOME TAXES

Provision for income taxes for the three- and six-month periods of 2018 was $20.6 million and $45.3 million, compared to $20.0 million and $34.2 million for the prior-year periods. The effective tax rates for the three- and six-month periods were 28.8% and 34.4% of pre-tax income compared to 32.2% and 33.0% in the prior-year periods. The decrease in the effective tax rate in the second quarter of 2018 reflects a benefit due to permanent reinvestment of $60.0 million in Mainland China as well as reduced withholding tax liabilities related to foreign currency exchange rates.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $1.4 million and net deferred tax liabilities of $2.9 million as of June 30, 2018 and December 31, 2017, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of June 30, 2018, the Company has not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service ("IRS"), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. The Company is continuing to gather information to assess the application of the Act and expects to complete its analysis with the filing of its 2017 income tax returns during the third quarter of 2018.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process ("CAP"). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2018 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2011. However, statutes in certain countries may be as long as ten years. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  In the first quarter of 2018 there was a discrete income tax charge of $5.8 million booked.  The charge was primarily related to additional reserves as the result of an Income Tax audit in Indonesia. The Company's unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $1 to $2 million.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

11. DEBT

Existing Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the "Existing Credit Agreement") with various financial institutions, and Bank of America, N.A. as administrative agent. The Existing Credit Agreement provided for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities. On April 18, 2018, the Company repaid the full balance that was outstanding under the Existing Credit Agreement. As of June 30, 2018 and December 31, 2017, the Company had an outstanding balance of zero and $47.5 million, respectively, on the revolving credit facility. The Existing Credit Agreement required that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

New Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the "New Credit Agreement") with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the New Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate ("LIBOR"), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company's consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the New Credit Agreement, with the remainder payable at final maturity. The New Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

Convertible Note

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the "Convertible Notes") in a private offering to a Chinese investor (the "Holder"). The Convertible Notes were senior unsecured obligations which ranked equal in right of payment to all senior unsecured indebtedness of the Company and ranked senior in right of payment to any indebtedness that was contractually subordinated to the Convertible Notes. Interest on the Convertible Notes was payable semiannually in arrears on June 15 and December 15 of each year at a rate of 4.75% per annum.

The Convertible Notes had a stated maturity date of June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company could, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price was equal to or exceeded 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company's exercise of such redemption right. The Holder of the Convertible Notes could, at its option, cause the Company to repurchase all of such Holder's Convertible Notes or any portion thereof that was equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company's common stock, as those terms were defined in the indenture governing the Convertible Notes. In addition, each holder of the Convertible Notes had the right, at such holder's option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes would be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company's common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $46.50 per common share).  Throughout the term of the Convertible Notes, the conversion rate could be adjusted upon the occurrence of certain specified events.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was originally allocated to long-term debt (the "Liability Component") and $10.9 million was allocated to additional paid-in capital (the "Equity Component") within the Company's consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, representing the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option did not require separate accounting treatment as a derivative instrument because it was both indexed to the Company's own stock and would be classified in stockholders' equity if freestanding. The Equity Component would not be remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the "Debt Discount") was amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component was accreted up to the Convertible Notes' $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company's consolidated statement of income. The effective interest rate on the Convertible Notes was approximately 7.1% per annum.
The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company's consolidated balance sheet as a reduction of long-term debt was amortized over the contractual term of the Convertible Notes using the effective interest method. During the first quarter of 2018 the issuance costs were expensed due to the conversion of the Notes.
During the three- and six-months ended June 30, 2018, the Company recognized $0.5 million and $3.5 million, respectively in interest expense related to the Convertible Notes, which included $0.5 million and $3.0 million, respectively of contractual interest and zero and $0.5 million, respectively in amortization of debt issuance costs and in amortization of the Debt Discount prior to the conversion of the Notes.
During the first quarter of 2018, the Holder elected to convert the Convertible Notes pursuant to their terms in the indenture. The Company satisfied the equity portion of its conversion obligation on February 28, 2018 by issuing 1,535,652 shares of the Company's Class A Common Stock to the Holder and, on April 18, 2018, satisfied and discharged its obligations under the Convertible Notes and the indenture governing the Convertible Notes by paying the Holder $213.4 million which included $3.4 million of accrued interest from December 15, 2017 through April 17, 2018. The early conversion of the notes resulted in a $7.2 million charge to other income (expense) during the first quarter of 2018 for a loss on extinguishment of debt.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's debt facilities as of June 30, 2018 and December 31, 2017:
Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2018(1)(2)	Balance as of December 31, 2017(2)	Interest Rate	Repayment terms

October 2014 Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	—	$94.8 million	Variable 30 day: 4.627%	Principal amount was paid in full during April 2018.

Japanese yen denominated:	6.6 billion yen	—	4.9 billion yen ($43.5 million as of December 31, 2017)	Variable 30 day: 2.7595%	Principal amount was paid in full during April 2018.

October 2014 Credit Agreement revolving credit facility:		—	$47.5 million	Variable 30 day: 4.594%	Principal amount was paid in full during April 2018 and credit line was closed.

April 2018 Credit Agreement term loan facility:

U.S. dollar denominated:	$400.0 million	$395.0 million	—	Variable 30 day: 4.344%	35% of the principal amount is payable in increasing quarterly installments over a five-year period beginning on June 30, 2018, with the remainder payable at the end of the five-year term.

April 2018 Credit Agreement revolving credit facility:		$74.5 million	—	Variable 30 day: 4.344%	Revolving line of credit expires April 18, 2023.

Japan subsidiary loan:	2.1 billion yen	0.3 billion yen ($3.0 million as of June 30, 2018)	0.7 billion yen ($5.9 million as of December 31, 2017)	0.66%	Payable in semi-annual installments over three years that began on January 31, 2016.

Convertible note	$210.0 million	—	$210.0 million	4.75%	Principal amount was paid in full during April 2018.

(1)
As of June 30, 2018, the current portion of the Company's debt (i.e. becoming due in the next 12 months) included $20.0 million of the balance of its U.S. dollar denominated debt under the New Credit Agreement facility and $3.0 million of the Japan subsidiary loan. The Company has classified the $74.5 million borrowed under the revolving line of credit as short term because it is the Company's intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $4.5 million as of June 30, 2018 related to the credit agreement; and a debt discount of $9.1 million and debt issuance costs of $4.0 million (consisting of $11.1 million related to the Convertible Note and $2.0 million related to the credit agreement) as of December 31, 2017, which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12. FAIR VALUE

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company's current investments as of June 30, 2018 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$79,249	$—	$—	$79,249
Other long-term assets	3,566	—	—	3,566
Forward contracts	—	—	—	—
Life insurance contracts	—	—	38,232	38,232
Total	$82,815	$—	$38,232	$121,047

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$36,531	$—	$—	$36,531
Other long-term assets	3,726	—	—	3,726
Forward contracts	—	158	—	158
Life insurance contracts	—	—	37,737	37,737
Total	$40,257	$158	$37,737	$78,152

The following table provides a summary of changes in fair value of the Company's Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at April 1, 2018	$38,929
Actual return on plan assets:
Relating to assets still held at the reporting date	(633)
Purchases and issuances	—
Sales and settlements	(64)
Transfers into Level 3	—
Ending balance at June 30, 2018	$38,232

13. ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective for the Company in the first quarter of 2018. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its loyalty points program from a cost provision method to a deferred revenue method. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The cumulative impact of adoption was a $11.2 million net reduction to beginning retained earnings. See Note 16 – Revenue Recognition.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

14. COST OF SALES

The Tokyo District Court and, on appeal in 2017, the Tokyo High Court upheld the Japan customs authorities' customs assessments related to the importation of several of the Company's products into Japan. The Company appealed the High Court's decision to the Japan Supreme Court. In May 2018, the Japan Supreme Court declined to hear the Company's appeal. Accordingly, this matter is now closed.

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

The following table summarizes the fair value of consideration transferred for the acquisitions disclosed above (in thousands):

	Innuvate	Treviso	L&W Holdings	Total

Total cash consideration	$17,587	$14,648	$—	$32,235
Shares issued in conjunction with acquisition	5,863	69,252	25,000	100,115
Total consideration	$23,450	$83,900	$25,000	132,350
Previously held equity interest in equity method Investments(1)	8,748	30,281	—	39,029
Total	$32,198	$114,181	$25,000	$171,379

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the fair value of the assets acquired for the acquisitions disclosed above (in thousands):

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

The Company recorded a net reduction to opening retained earnings of $11.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the three- and six-months ended June 30, 2018 was a decrease of $0.6 million and $1.2 million, respectively.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the Condensed Consolidated Balance Sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products on an annual basis. Significant changes in these contract liability balances were as follows for the six-month period ended June 30 (U.S. dollars in thousands):

	June 30, 2018

Outstanding at beginning of period	$13,043	(1)
Increase (decrease) attributed to:
Customer loyalty deferrals	3,029
Customer loyalty redemptions/expirations	(1,802)
Outstanding at end of period	$14,270

(1)
The company recorded customer loyalty points under the cost provision method prior to the adoption of Topic 606. The loyalty point liability under the cost provision methodology was $1.9 million as of December 31, 2017. The Company recorded an additional liability of $11.2 million due to the cumulative impact of adopting Topic 606.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

During the second quarter of 2018, Argentina was determined to be a highly inflationary economy.  Accordingly, the Company will apply highly inflationary accounting beginning July 1, 2018.  From that date, the U.S. dollar will be used as the functional currency of the Argentina subsidiary. For the six months ended June 30, 2018, the Argentina subsidiary represented less than 2% of the Company's consolidated net revenues and less than 1% of total assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws and include, but are not limited to, statements of management's expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management's expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as "believe," "expect," "project," "anticipate," "estimate," "intend," "plan," "targets," "likely," "will," "would," "could," "may," "might," the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2017 fiscal year and in our subsequent reports.

The following Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management's Discussion and Analysis included in our Annual Report on Form 10-K for the 2017 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this report on Form 10-Q.

Overview

Revenue for the three-month period ended June 30, 2018 increased 28% to $704.2 million, compared to $550.1 million in the prior-year period, and revenue for the six-month period ended June 30, 2018 increased 26% to $1.3 billion, compared to $1.0 billion in the prior-year period. Sales Leaders increased 21% and Customers increased 8% on a year-over-year basis.

The growth in our business reflects success with our growth strategy that focuses on products, programs and platforms. Our ageLOC LumiSpa skin treatment and cleansing device continues to generate strong sales and sales force engagement, particularly in our Mainland China and Southeast Asia segments. We believe that our Velocity enhanced sales compensation program, which we rolled out in North America, Taiwan and our Pacific region before or during the second quarter, also helped drive increases in Customer and Sales Leader activity. Our Sales Leaders also continued to have success with social selling initiatives, particularly in our Americas/Pacific, Southeast Asia and EMEA segments.

Our revenue also benefited 4% from foreign-currency fluctuations in the second quarter of 2018 and 5% in the first half of 2018 compared to the respective prior-year periods. In addition, our revenue benefited 4%, for both the second quarter and the first half of 2018 compared to the respective prior-year periods, from the businesses we acquired during the first quarter of 2018.

Earnings per share for the second quarter of 2018 increased 17% to $0.90, compared to $0.77 in the prior-year period. Earnings per share for the first half of 2018 increased 20% to $1.53, compared to $1.28 in the prior-year period. These increases primarily reflect the increased revenue in 2018, partially offset by a $8.4 million foreign-currency charge during the second quarter of 2018. Earnings per share for the first half of 2018 additionally reflect the impact of $4.7 million of purchase-accounting charges and the following items that occurred during the first quarter of 2018: a $13.6 million gain from acquisitions of companies in which we held a minority interest, a $7.2 million charge associated with the conversion of our convertible notes and a $5.8 million charge related to our income taxes in Indonesia. For more information about these items, see "Segment Results—Other," "Other income (expense), net" and "Provision for income taxes," below.

Segment Results

We report our business in seven segments to reflect our current management approach. Effective as of the first quarter of 2018, we reorganized the structure of our segments to reflect that our Pacific region, which was previously managed by our Southeast Asia regional management and was included in our South Asia/Pacific operating segment, is now managed by our Americas regional management and is included in our Americas/Pacific operating segment. Segment information for the three- and six-month periods ended June 30, 2017 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended		Change	Constant Currency Change(1)	Six Months Ended		Change	Constant Currency Change(1)
	June 30,				June 30,
	2018	2017			2018	2017

Mainland China	$245,256	$172,098	43%	33%	$442,787	$322,102	37%	27%
Americas/Pacific	103,990	82,997	25%	31%	196,279	154,422	27%	31%
South Korea	91,624	86,917	5%	1%	180,554	169,388	7%	1%
Southeast Asia	79,223	60,545	31%	28%	150,083	123,570	21%	18%
Japan	64,113	64,796	(1%)	(3%)	127,337	125,952	1%	(2%)
Hong Kong/ Taiwan	52,206	43,071	21%	21%	93,198	79,019	18%	16%
EMEA	44,010	38,188	15%	7%	88,991	72,252	23%	11%
Other	23,768	1,489	1496%	1496%	41,180	2,495	1551%	1551%
Total	$704,190	$550,101	28%	24%	$1,320,409	$1,049,200	26%	21%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the three- and six-month periods ended June 30, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Mainland China	$73,899	$52,283	$118,716	$87,710
Americas/Pacific	17,068	12,718	26,240	23,777
South Korea	24,880	22,278	51,081	46,790
Southeast Asia	20,639	13,367	37,041	26,384
Japan	13,377	10,922	26,615	23,348
Hong Kong/Taiwan	7,835	7,766	15,681	12,849
EMEA	3,069	3,617	7,823	5,408

The following table provides information concerning the number of Customers and Sales Leaders as of June 30, 2018 and 2017.  "Customers" are persons who have purchased products directly from the Company during the three months ended as of the date indicated. "Sales Leaders" are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of June 30, 2018		As of June 30, 2017		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	209,000	33,400	207,000	22,600	1%	48%
Americas/Pacific	265,000	9,000	230,000	7,800	15%	15%
South Korea	184,000	6,900	188,000	7,700	(2%)	(10%)
Southeast Asia	135,000	7,500	104,000	6,300	30%	19%
Japan	132,000	6,000	134,000	6,400	(1%)	(6%)
Hong Kong/Taiwan	76,000	4,200	68,000	3,900	12%	8%
EMEA	147,000	4,300	129,000	4,200	14%	2%

Total	1,148,000	71,300	1,060,000	58,900	8%	21%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year increases in revenue in Mainland China for the three- and six-month periods ended June 30, 2018 primarily reflect continued interest in LumiSpa and strong growth in Sales Leaders as more people were selling our products. The increases also reflect a favorable foreign-currency impact of 10% for both the second quarter and the first half of 2018. The Sales Leader growth is driven by strong interest in our products, particularly LumiSpa, and in the business opportunity we offer.

The year-over-year increase in segment contribution for the second quarter of 2018 primarily reflects higher revenue in 2018; revenue increased 43%, and segment contribution increased proportionately at 41%. The segment's gross margin decreased 2.7 percentage points in the second quarter of 2018 compared to the prior-year period, primarily reflecting sales of LumiSpa in 2018, which has a slightly lower gross margin than other products. The decrease in gross margin was offset primarily by lower selling expenses as a percentage of revenue. A portion of selling expenses includes the salaries and service fees of our sales force in Mainland China, which are fixed for a three-month period of time, until they are adjusted during a quarterly evaluation process. Based on our Mainland China segment's strong performance in the second quarter of 2018, we expect that, following the next evaluation, these salaries and service fees will adjust upward during the third quarter.

The year-over-year increase in segment contribution for the first half of 2018 primarily reflects higher revenue in 2018. It also reflects lower general and administrative expenses as a percentage of revenue in the first quarter of 2018 due to the fixed nature of certain of our general and administrative expenses as revenue increased in the first quarter. These improvements were partially offset by the second quarter's decrease in gross margin.

To date, the recently enacted tariffs and trade dispute between the United States and Mainland China have not materially impacted our business, although we believe it has impacted the foreign currency exchange rates which will have a negative impact on our revenue in Mainland China on a U.S. dollar basis if they do not return to prior levels. In the event the trade disputes between the United States and Mainland China continue or intensify, our business could be negatively impacted in the future. For more information, see Item 1A. Risk Factors—"Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition."

Americas/Pacific. The year-over-year increases in Sales Leaders and Customers in our Americas/Pacific segment, as well as revenue for both the second quarter and the first half of 2018, reflect success with our growth strategy that focuses on products, programs and platforms. In North America, Sales Leaders had continued success with social-selling initiatives and products that are conducive to social selling, and we had a favorable response to our Velocity sales compensation program enhancements, which we launched in North America during the second quarter. We also believe that Velocity contributed to our continued growth in the Pacific region. In Latin America, we generated strong growth, particularly in Argentina and Chile; the growth in these markets accounted for approximately 44% of the Americas/Pacific segment's $21 million revenue growth for the second quarter. However, revenue growth in Argentina has begun to flatten on a sequential basis. As discussed in Note 17 to the consolidated financial statements contained in this report, the Argentina economy was recently classified as a highly inflationary economy under U.S. accounting standards, and we will begin to apply highly inflationary accounting treatment in that market in the third quarter of 2018.

The year-over-year increases in segment contribution for both the second quarter and the first half of 2018 primarily reflect higher revenue in 2018, as well as higher gross margin. The increase in gross margin reflects changes in product mix and some increased prices in Argentina to follow inflation in that market. For the first half of 2018, these improvements in revenue and gross margin were partially offset by increased selling expenses as a percentage of revenue in the first quarter of 2018. Our selling expenses are impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives, which were higher for the first quarter of 2018 in North America and Latin America on a year-over-year basis.

South Korea. Our business in the South Korea segment continued to be challenged in the second quarter and first half of 2018, with the year-over-year increases in revenue being almost entirely attributable to foreign-currency fluctuations and our Sales Leaders and Customers each decreasing. Although the political environment in South Korea has continued to negatively impact our performance in this market, and online competitive pressures have continued to affect our Customer acquisition, we generated slight sequential improvements in revenue and Customers as compared to the first quarter of 2018.

The year-over-year increases in segment contribution for both the second quarter and the first half of 2018 primarily reflect higher revenue in 2018, as well as slightly lower selling expenses as a percentage of revenue.

Southeast Asia. The year-over-year increases in Sales Leaders and Customers in our Southeast Asia segment, as well as revenue for both the second quarter and the first half of 2018, reflect growth in almost every market within this segment. The growth was primarily driven by successful social selling initiatives, interest in LumiSpa and distributor events during the quarter. In July 2018, we launched Velocity in certain markets of this segment.

The year-over-year increases in segment contribution for both the second quarter and the first half of 2018 primarily reflect higher revenue in 2018, as well as reduced general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased. The increase in segment contribution for the second quarter also reflects a 1.4 percentage point improvement in gross margin due to changes in product mix. For the six-month period, the increase in segment contribution also reflects lower selling expenses as a percentage of revenue.

Japan. The year-over-year declines in Sales Leaders and Customers in our Japan segment, as well as constant-currency revenue for both the second quarter and the first half of 2018, continued to reflect a soft direct selling market in Japan, which could be attributable to a challenging regulatory environment and an aging demographic. The 1% year-over-year increase in reported revenue for the first half of 2018 reflects a favorable foreign-currency impact of 3%. In July 2018, we launched Velocity in this segment, with which we are aiming to drive Customer growth.

The year-over-year increases in segment contribution for both the second quarter and the first half of 2018 reflect a reduction in general and administrative expenses due to a sales force convention that was held in Japan in the prior year. The year-over-year increase in segment contribution for the first half of 2018 additionally reflects the positive foreign-currency impact on revenue and a 1.0 percentage point decrease in selling expenses as a percentage of revenue.

EMEA. The year-over-year growth in Sales Leaders and Customers in this segment, as well as revenue for both the second quarter and the first half of 2018, reflects continued success of Sales Leader social selling initiatives, as well as successful product initiatives, including products that are conducive to social selling. The increases in reported revenue of 15% for the second quarter and 23% for the first half also reflect favorable foreign-currency impacts of 8% and 12%, respectively.

Segment contribution for the second quarter of 2018 declined on a year-over-year basis despite increased revenue, primarily due to increased selling expenses as a percentage of revenue. Our selling expenses are impacted by the number of Sales Leaders qualifying for incentive trips and the cost of such trips. The year-over-year increase in segment contribution for the first half of 2018 reflects increased revenue and decreased general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased.

Hong Kong/Taiwan. The year-over-year growth in revenue in our Hong Kong/Taiwan segment for both the second quarter and the first half of 2018 reflects strong interest in LumiSpa, which also contributed to Sales Leader and Customer growth. In addition, approximately half of the $9 million increase in revenue in the second quarter is attributable to ticket sales for a regional convention in Hong Kong. We launched Velocity in Taiwan during the second quarter, which we believe has driven positive Customer acquisition.

The year-over-year increases in segment contribution for both the second quarter and the first half of 2018 primarily reflect higher revenue in 2018, partially offset by increased general and administrative expenses primarily due to the regional convention in Hong Kong.

Other. In addition to our seven segments, the manufacturing and product-packaging companies that we acquired during the first quarter of 2018 generated $22.7 million of reported revenue in the second quarter and $39.9 million in the first half of 2018. These companies provide products and services both to our company and to external customers; reported revenue includes only the revenue generated by sales to external customers.

As a result of these acquisitions, we incurred $3.0 million of expense associated with the amortization of acquired intangible assets under acquisition accounting in the second quarter and $4.7 million in the first half of 2018. We currently expect that we will continue to incur approximately $2–3 million of these charges per quarter during 2018. For information about these acquisitions, see Note 15 to the consolidated financial statements contained in this report.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2018 increased 28% to $704.2 million, compared to $550.1 million in the prior-year period. Revenue for the six-month period ended June 30, 2018 increased 26% to $1.3 billion, compared to $1.0 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see "Overview" and "Segment Results," above.

Gross profit

Gross profit as a percentage of revenue was 76.1% for the second quarter of 2018 compared to 77.9% for the prior-year period, and 76.2% for the first half of 2018 compared to 77.8% for the prior-year period. These year-over-year decreases were driven by negative impacts of 1.8 percentage points in the second quarter of 2018 and 1.7 percentage points in the first half of 2018 from the businesses we acquired in the first quarter of 2018; as previously disclosed, these businesses have lower gross margins than that of our core business, and therefore, we would expect to report a lower gross margin than we reported prior to the acquisitions. The gross margin of our core business remained relatively even with the prior year, as the decrease in gross margin in our Mainland China segment during the second quarter of 2018 was offset by increases in other markets and by other efficiencies.

Selling expenses

Selling expenses as a percentage of revenue decreased to 38.7% for the second quarter of 2018 compared to 41.5% for the prior-year period, and they decreased to 40.2% for the first half of 2018 compared to 41.7% for the same period in 2017. The revenue from our acquired companies does not carry significant selling expenses; the impact from the acquisition of these companies lowered selling expenses as a percentage of revenue by 1.3 percentage points in the second quarter and by 1.2 percentage points in the first half. The decrease in selling expenses as a percentage of revenue in the second quarter of 2018 also reflects the fixed nature of a portion of the compensation for our Mainland China sales force, as discussed in the "Mainland China" discussion, above.

General and administrative expenses

General and administrative expenses increased to $180.1 million in the second quarter of 2018 and $333.4 million in the first half of 2018 compared to $135.5 million and $268.1 million in the respective prior-year periods, primarily reflecting an increase in labor expenses of $25.1 million for the second quarter of 2018 and $38.8 million for the first half of 2018 due to increased employee headcount and the payment of increased employee incentive compensation upon achievement of performance goals. Promotion expenses also increased $7.3 million in the second quarter of 2018, primarily due to the regional convention in Hong Kong. As a percentage of revenue, general and administrative expenses increased to 25.6% for the second quarter of 2018 from 24.6% for the prior-year period. For the first half 2018, general and administrative expenses as a percentage of revenue decreased to 25.2% compared to the prior-year period at 25.5%.

Other income (expense), net

Other income (expense), net was $11.2 million of expense for the second quarter of 2018 compared to $2.7 million of expense for the prior-year period, and $10.0 million of expense for the first half of 2018 compared to $7.3 million of expense for the prior-year period. The increase in expense reflects a foreign-currency loss of $8.4 million in the second quarter of 2018 resulting from the strengthening of the U.S. dollar against the China yuan and Argentina peso. The increase in expense for the first half additionally reflects a non-cash charge of $7.2 million in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes, offset by a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions. For more information on these items, see Notes 11 and 15 to the consolidated financial statements contained in this report.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2018 was $20.6 million and $45.3 million, compared to $20.0 million and $34.2 million for the same periods in 2017. The effective tax rate was 28.8% and 34.4% of pre-tax income during the three- and six-month periods ended June 30, 2018, respectively, compared to 32.2% and 33.0%, respectively, in the prior-year periods. Our tax rates for the three- and six-month periods of 2018 reflect a benefit of 3.8% and 2.0%, respectively, from our decision in the second quarter of 2018 to designate $60 million of our earnings in Mainland China as permanently reinvested, which allows us to remove a withholding tax liability on those earnings. The rates for the three- and six-month periods of 2018 also reflect a benefit from a reduction of our accrued withholding taxes due to foreign-currency fluctuations. The year-over-year changes in our tax rates also reflect a benefit that was recorded in the prior year due to a new accounting standard for stock-based compensation in 2017.

In addition to the foregoing factors, our tax rate for the first half of 2018 also reflects the impact of two items that occurred during the first quarter of 2018: an increase in our income tax reserves following an assessment we received from the Indonesia tax authorities during the first quarter of 2018, and a benefit from a deduction in Japan related to Japan customs assessments that were affirmed by the Tokyo District Court in 2011; in the first quarter of 2018, the Japan and U.S. tax authorities reached resolution as to the amount that would be deductible in each jurisdiction.

Net income

As a result of the foregoing factors, net income for the second quarter of 2018 was $51.0 million compared to $42.0 million in the prior-year period. Net income for the first half of 2018 was $86.5 million, compared to $69.5 million for the first half of 2017.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first half of 2018, we generated $51.9 million in cash from operations compared to generating $84.0 million in cash from operations during the prior-year period. This decrease in cash flow from operations reflects (1) the payment of significant accruals as of the end of 2017, particularly commissions based on the initial LumiSpa offerings in the fourth quarter of 2017 and taxes; and (2) payments to build up inventory for our increased sales, including of LumiSpa, in 2018.

As of June 30, 2018, working capital was $368.0 million, compared to $330.4 million as of December 31, 2017. Cash and cash equivalents, including current investments, as of June 30, 2018 and December 31, 2017 were $410.2 million and $438.2 million, respectively.

Capital expenditures. Capital expenditures in the first half of 2018 were $28.4 million. Our 2018 capital expenditures include the following:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software and application development, including for digital experience, social selling and technology modernization initiatives.

We estimate that capital expenditures for the uses listed above will total approximately $45 million for the remainder of 2018. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. Although we are currently in the process of establishing a budget for this plant, we currently believe our 2018 expenditures will be approximately $15 million to $20 million. This amount could be lower if there is a delay in obtaining the necessary governmental approvals for the project.

Conversion and satisfaction of convertible notes. In June 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes due 2020 (the "Convertible Notes") to Ping An ZQ China Growth Opportunity Limited ("Ping An ZQ") at face value. During the first quarter of 2018, Ping An ZQ elected to convert the Convertible Notes pursuant to their terms. In connection with such conversion and pursuant to the terms of the indenture governing the Convertible Notes, we became obligated to deliver shares of Class A common stock and cash to Ping An ZQ. We satisfied our obligation to deliver shares of Class A common stock to Ping An ZQ during the first quarter of 2018 and, on April 18, 2018, satisfied our obligations under the Convertible Notes by paying Ping An ZQ $213.4 million.

New credit agreement. On April 18, 2018, we entered into a Credit Agreement (the "New Credit Agreement") with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the New Credit Agreement, we drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate ("LIBOR") plus 2.25%. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Existing Credit Agreement, as defined below, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustment based on our consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the New Credit Agreement, with the remainder payable at final maturity. The New Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with these debt covenants.

Modification of previous credit agreement. On April 18, 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014, with several financial institutions as lenders and Bank of America, N.A., as administrative agent (the "Existing Credit Agreement"). We had indebtedness of $257.6 million in principal amount outstanding under the Existing Credit Agreement as of both March 31, 2018 and April 18, 2018. See Note 11 to the consolidated financial statements contained in this report for further information regarding the New Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2015, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the first half of 2018, we repurchased approximately 0.5 million shares of Class A common stock under this plan for $35.8 million. At June 30, 2018, $92.2 million was available for repurchases under the 2015 stock repurchase plan. In July 2018, our board terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and April 2018, our board of directors declared a quarterly cash dividend of $0.365 per share. These quarterly cash dividends of $19.8 million and $20.3 were paid March 14, 2018 and June 13, 2018 to stockholders of record on February 26, 2018 and May 25, 2018. In July 2018, our board of directors declared a quarterly cash dividend of $0.365 per share to be paid on September 12, 2018 to stockholders of record on August 31, 2018. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2018 and December 31, 2017, we held $410.2 million and $438.2 million, respectively, in cash and cash equivalents, including current investments. These amounts include $334.2 million and $413.8 million as of June 30, 2018 and December 31, 2017, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2018, we had $104.7 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the second quarter of 2018.

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

Prior to making a product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Sales Leaders and/or Customers during the quarter and can skew year-over-year and sequential comparisons.

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries' primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and, beginning in the third quarter of 2018, our subsidiary in Argentina due to Argentina being designated as a highly inflationary economy under U.S. accounting standards. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. These impacts may be significant because a large portion of our business is derived from outside of the United States. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2018 and 2017, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2018 we did not hold any forward contracts designated as foreign currency cash flow hedges, compared to 2.2 billion Japanese yen and 1.0 million Euros ($19.6 million and $1.1 million, respectively) as of June 30, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. We continue to evaluate our foreign currency hedging policy.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2017 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2018. Except as discussed below, there have been no material developments concerning the matters discussed in those reports.

As previously disclosed, the Tokyo District Court and, on appeal in 2017, the Tokyo High Court upheld the Japan customs authorities' customs assessments related to the importation of several of our products into Japan. We appealed the High Court's decision to the Japan Supreme Court. In May 2018, the Japan Supreme Court declined to hear our appeal. Accordingly, this matter is now closed. We already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount being disputed. It was a non-cash item because we were previously required to pay the assessments.

Please refer to Notes 10 and 14 to the consolidated financial statements contained in this report and to our discussions set forth under "Legal Proceedings" in our Annual Report on Form 10-K for the 2017 fiscal year for additional information regarding our legal proceedings.

ITEM 1A.  RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2017 fiscal year.

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

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2014 and 2015, we recorded $46.3 million and $10.2 million, respectively, of non-cash foreign-currency charges related to the devaluation of the Venezuela currency after Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles. During the third quarter of 2016, we ceased business operations in Venezuela. Argentina also was recently designated as a highly inflationary economy; accordingly, beginning with the third quarter of 2018, we will apply highly inflationary accounting for our Argentina operations, which could result in additional foreign-currency charges. Other markets, including Ukraine, have experienced weakening currencies, and it is possible that this and other markets may be so designated in the future. Our Venezuela, Argentina and Ukraine subsidiaries' net sales revenue each represented less than 1.5% of consolidated net sales revenue during each of the periods ended December 31, 2015, 2016 and 2017.

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

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States recently proposed and enacted tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including Mainland China, are threatening to impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports, or to take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between Mainland China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies' ability to obtain necessary licenses or approvals could negatively impact our business.

These tariffs have just recently been announced and are subject to a number of uncertainties as they are implemented, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, Mainland China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 – 30, 2018	90,403	$72.72	90,403	$104.1
May 1 – 31, 2018	96,603	76.38	96,603	$96.7
June 1 – 30, 2018	54,740	81.92	54,740	$92.2
Total	241,746	$76.27	241,746

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500.0 million of our outstanding Class A common stock on the open market or in privately negotiated transactions. In July 2018, our board terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million.

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

August 2, 2018

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)