Form 10-Q
period 2018-09-30
NU SKIN ENTERPRISES INC
filed 2018-11-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware		87-0565309
(State or other jurisdiction of incorporation or organization)	75 WEST CENTER STREET PROVO, UTAH 84601	(IRS Employer Identification No.)
(Address of principal executive offices, including zip code)

(801) 345-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 55,549,288 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2018

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$390,066	$426,399
Current investments	11,388	11,847
Accounts receivable	57,175	33,196
Inventories, net	289,291	253,454
Prepaid expenses and other	78,395	52,893
	826,315	777,789

Property and equipment, net	496,704	464,587
Goodwill	187,423	114,954
Other intangible assets, net	91,957	67,647
Other assets	143,838	164,895
Total assets	$1,746,237	$1,589,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,843	$50,341
Accrued expenses	292,962	319,189
Current portion of long-term debt	82,455	77,840
	428,260	447,370

Long-term debt	365,767	310,790
Other liabilities	120,076	127,116
Total liabilities	914,103	885,276

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	545,234	466,349
Treasury stock, at cost – 34.9 million and 37.9 million shares	(1,306,012)	(1,304,694)
Accumulated other comprehensive loss	(82,555)	(66,318)
Retained earnings	1,675,376	1,609,168
	832,134	704,596
Total liabilities and stockholders’ equity	$1,746,237	$1,589,872

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$675,312	$563,698	$1,995,721	$1,612,898
Cost of sales	157,457	120,832	472,287	353,619

Gross profit	517,855	442,866	1,523,434	1,259,279

Operating expenses:
Selling expenses	271,509	235,285	801,968	672,646
General and administrative expenses	165,671	143,219	499,037	411,270

Total operating expenses	437,180	378,504	1,301,005	1,083,916

Operating income	80,675	64,362	222,429	175,363
Other income (expense), net	(6,982)	(1,172)	(16,940)	(8,470)

Income before provision for income taxes	73,693	63,190	205,489	166,893
Provision for income taxes	20,547	21,518	65,843	55,691

Net income	$53,146	$41,672	$139,646	$111,202

Net income per share (Note 2):
Basic	$0.96	$0.79	$2.54	$2.10
Diluted	$0.94	$0.76	$2.47	$2.04

Weighted-average common shares outstanding (000s):
Basic	55,603	52,873	55,075	52,834
Diluted	56,704	54,834	56,539	54,519

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$53,146	$41,672	$139,646	$111,202

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of taxes of $(346) and $(3,054) for the three months ended September 30, 2018 and 2017, respectively, and $(51) and $(1,376) for the nine months ended September 30, 2018 and 2017, respectively	(7,095)	5,497	(16,095)	15,273

Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of zero and $15 for the three months ended September 30, 2018 and 2017, respectively, and $18 and $114 for the nine months ended September 30, 2018 and 2017, respectively	—	(27)	(160)	(207)

Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of zero and $(22) for the three months ended September 30, 2018 and 2017, respectively, and $(2) and $97 for the nine months ended September 30, 2018 and 2017, respectively	—	40	18	(177)

	(7,095)	5,510	(16,237)	14,889

Comprehensive income	$46,051	$47,182	$123,409	$126,091

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$139,646	$111,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,833	52,525
Equity method earnings	(456)	(655)
Gain on step acquisitions	(13,644)	—
Loss on extinguishment of debt	7,220	—
Foreign currency losses	14,960	(2,381)
Stock-based compensation	20,311	14,493
Deferred taxes	(658)	6,711
Changes in operating assets and liabilities:
Accounts receivable	(14,345)	(5,115)
Inventories, net	(26,865)	5,039
Prepaid expenses and other	(28,387)	(16,455)
Other assets	(2,150)	(3,960)
Accounts payable	(3,821)	(906)
Accrued expenses	(33,178)	(9,701)
Other liabilities	(7,616)	5,009

Net cash provided by operating activities	113,850	155,806

Cash flows from investing activities:
Purchases of property and equipment	(42,293)	(38,965)
Proceeds on investment sales	11,536	11,269
Purchases of investments	(11,420)	(8,244)
Acquisitions (net of cash acquired)	(28,311)	—
Investment in equity investee	(4,750)	(31,745)

Net cash used in investing activities	(75,238)	(67,685)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	8,993	16,377
Payments on long-term debt	(534,341)	(72,260)
Payment of cash dividends	(60,395)	(57,065)
Payment of debt issuance costs	(7,243)	—
Proceeds from debt	582,398	67,000
Repurchases of shares of common stock	(48,222)	(47,835)

Net cash used in financing activities	(58,810)	(93,783)

Effect of exchange rate changes on cash	(16,135)	12,185

Net increase (decrease) in cash and cash equivalents	(36,333)	6,523

Cash and cash equivalents, beginning of period	426,399	357,246

Cash and cash equivalents, end of period	$390,066	$363,769

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	THE COMPANY

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from seven segments:  Mainland China; South Korea; Southeast Asia, which consists of Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which consists of Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan; and Europe, Middle East and Africa (“EMEA”), which consists of several markets in Europe as well as Israel, Russia, Ukraine and South Africa (the Company’s subsidiaries operating in these markets in each segment are collectively referred to as the “Subsidiaries”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2018, and for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2017 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2.	NET INCOME PER SHARE

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2018 and 2017, stock options of 0.5 million and 0.2 million, respectively, and for the nine-month periods ended September 30, 2018 and 2017, stock options of 0.9 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

3.	DIVIDENDS PER SHARE

In February, April and July 2018, the Company’s board of directors declared a quarterly cash dividend of $0.365 per share. These quarterly cash dividends of $19.8 million, $20.3 million and $20.3 million were paid on March 14, 2018, June 13, 2018 and September 12, 2018 to stockholders of record on February 26, 2018, May 25, 2018 and August 31, 2018. In October 2018, the Company’s board of directors declared a quarterly cash dividend of $0.365 per share to be paid on December 12, 2018 to stockholders of record on November 30, 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into non-designated foreign currency derivatives, primarily comprised of foreign currency forward contracts, for which hedge accounting does not apply. The changes in the fair market value of these non-designated derivatives are included in other income/expense in the Company’s consolidated statements of income. The Company uses non-designated foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign-currency fluctuations. The fair value of the non-designated foreign currency derivatives is based on third-party quotes.

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three- and nine-month periods ended September 30, 2018 and 2017 (U.S. dollars in thousands):

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

Foreign currency contracts	Other income (expense)	$—	$—	$—	$(485)

The Company designates as cash-flow hedges those foreign currency forward contracts it enters to hedge forecasted intercompany transactions that are subject to foreign currency exposures. Changes in the fair value of these forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity (deficit), and are recognized in the consolidated statement of income during the period which approximates the time the hedged transaction is settled.

As of September 30, 2018, the Company held no forward contracts designated as foreign currency cash flow hedges compared to notional amounts of 1.4 billion Japanese yen ($12.4 million) as of September 30, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were zero and $0.3 million as of September 30, 2018 and 2017, respectively.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and nine-month periods ended September 30, 2018 and 2017 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$—	$(27)	$(160)	$(207)

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and nine-month periods ended September 30, 2018 and 2017 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$—	$(67)	$18	$42
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$—	$5	$—	$233

As of September 30, 2018 and December 31, 2017, there were zero and $0.1 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $82.6 million and $66.4 million as of September 30, 2018 and December 31, 2017, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three- and nine- month periods ended September 30, 2018 and 2017, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 12 - Fair Value.

5.	REPURCHASES OF COMMON STOCK

During the three-month periods ended September 30, 2018 and 2017, the Company repurchased 0.2 million and 0.4 million shares of its Class A common stock under its open market stock repurchase plans for $12.4 million and $25.7 million, respectively.  During the nine-month periods ended September 30, 2018 and September 30, 2017, the Company repurchased 0.6 million and 0.8 million shares of its Class A common stock under its open market repurchase plans for $48.2 million and $47.8 million, respectively. In July 2018, the previous stock repurchase plan was terminated and replaced by a new repurchase plan with an initial authorization amount of $500 million. As of September 30, 2018, $492.4 million was available for repurchases under the Company’s open market stock repurchase plan.

6.	SEGMENT INFORMATION

As a result of the Company’s management changes in the first quarter of 2017, the Company concluded that the Chief Operating Decision Maker, as defined in ASC 280, is now comprised of the CEO, President, and CFO. This change required the Company to reevaluate its determination of operating segments. The Company’s operating segments are based on geographic regions that generate revenue and hold its long-lived assets. The Company sells and distributes its products through a global network of customers and sales leaders in approximately 50 markets. The Company has divided these markets into seven operating segments, which are the Company’s reportable segments: Mainland China, Hong Kong/Taiwan, South Korea, Japan, Southeast Asia, Americas/Pacific and EMEA. The reportable segments generate revenue from the sale of personal care products and nutritional supplements under the Nu Skin and Pharmanex brands, have similar business characteristics and align with how the CODM function began assessing performance and allocating resources in the first quarter of 2017. The Other category includes the manufacturing and product-packaging companies that the Company acquired during the first quarter of 2018.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Segment information for the three- and nine-month periods ended September 30, 2017 has been recast to reflect the move of the Pacific components from the “Southeast Asia/Pacific” operating segment to the “Americas/Pacific” operating segment. Consolidated financial information is not affected.

Profitability by segment as determined under US GAAP is driven primarily by the Company’s transfer pricing policies. Segment contribution, which is the Company’s segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company’s executive and administrative offices, information technology, research and development, and marketing and supply chain functions not recorded at the segment level.

The accounting policies of the segments are the same as those described in Note 1 – The Company. The Company evaluates the performance of its segments based on revenue and segment contribution. Each segment records direct expenses related to its employees and its operations.

Summarized financial information for the Company’s reportable segments is shown in the following tables. Asset information is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$226,645	$172,556	$669,432	$494,658
Americas/Pacific	93,580	85,672	289,859	240,094
South Korea	89,963	89,238	270,517	258,626
Southeast Asia	86,307	71,141	236,390	194,711
Japan	63,649	62,513	190,986	188,465
Hong Kong/Taiwan	44,949	41,050	138,147	120,069
EMEA	42,819	40,133	131,810	112,385
Other	27,400	1,395	68,580	3,890
Total	$675,312	$563,698	$1,995,721	$1,612,898

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$71,185	$42,375	$189,901	$130,085
Americas/Pacific	11,848	14,106	38,088	37,884
South Korea	24,754	23,713	75,836	70,503
Southeast Asia	21,204	17,380	58,245	43,763
Japan	15,162	12,786	41,777	36,134
Hong Kong/Taiwan	8,100	8,096	23,781	20,945
EMEA	2,614	2,896	10,438	8,304
Total segment contribution	154,867	121,352	438,066	347,618
Corporate and other	(74,192)	(56,990)	(215,637)	(172,255)
Operating income	80,675	64,362	222,429	175,363
Other income (expense)	(6,982)	(1,172)	(16,940)	(8,470)
Income before provision for income taxes	$73,693	$63,190	$205,489	$166,893

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$3,132	$3,550	$10,063	$11,202
Americas/Pacific	229	375	722	1,425
South Korea	1,421	1,586	4,664	4,872
Southeast Asia	525	551	1,648	1,628
Japan	873	898	2,688	2,677
Hong Kong/Taiwan	279	353	923	999
EMEA	238	226	589	820
Other	15,994	9,906	41,536	28,902
Total	$22,691	$17,455	$62,833	$52,525

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2018	2017	2018	2017

Mainland China	$2,117	$688	$5,015	$2,351
Americas/Pacific	223	136	652	697
South Korea	135	—	179	464
Southeast Asia	357	281	552	814
Japan	125	109	508	206
Hong Kong/Taiwan	31	2	629	1,119
EMEA	348	571	425	882
Other	10,528	9,427	34,333	32,432
Total	$13,864	$11,214	$42,293	$38,965

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

Revenue by Product Line

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Nu Skin	$384,635	$338,305	$1,237,547	$985,465
Pharmanex	261,892	224,031	687,789	623,046
Other	28,785	1,362	70,385	4,387
Totals	$675,312	$563,698	$1,995,721	$1,612,898

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major markets are set forth below for the periods ended September 30, 2018 and December 31, 2017 (U.S. dollars in thousands):

	September 30, 2018	December 31, 2017

United States	$357,426	$302,884
Mainland China	84,680	97,046
South Korea	36,609	42,211
Japan	7,195	9,342
All others	10,794	13,104
Total	$496,704	$464,587

7.	GOODWILL

During the first quarter of 2017, the Company realigned its operational segments and reporting structure to reflect how the business will be managed going forward. As part of this realignment, the Company divided its single operating segment into seven geographical reporting segments. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments. As a result of the segment changes, the historical goodwill of $115.0 million was allocated to the seven reportable segments.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2018 and December 31, 2017 (U.S. dollars in thousands):

	September 30, 2018	December 31, 2017

Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Other	72,469	—
Total	$187,423	$114,954

The Other category represents goodwill allocated to the companies acquired in the first quarter of 2018 (see Note 15 – Acquisitions).

8.	INVENTORY

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2018	December 31, 2017

Raw materials	$89,830	$87,683
Finished goods	199,461	165,771
	$289,291	$253,454

The total inventory balance as of September 30, 2018 includes $23.3 million of inventory held by the companies acquired in the first quarter of 2018 (see Note 15 - Acquisitions).

9.	INCOME TAXES

Provision for income taxes for the three- and nine-month periods of 2018 was $20.5 million and $65.8 million, compared to $21.5 million and $55.7 million for the prior-year periods. The effective tax rates for the three- and nine-month periods were 27.9% and 32.0% of pre-tax income compared to 34.1% and 33.4% in the prior-year periods. The decrease in the effective tax rate in the third quarter of 2018 reflects a benefit due to a change in accounting method related to capitalization of research and development costs, which allowed us to utilize foreign tax credits that previously had a valuation allowance.  In addition, in the second quarter of 2018 we designated $60 million of our earnings in Mainland China as permanently reinvested, which allows us to remove a withholding tax liability on those earnings.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $5.4 million and net deferred tax liabilities of $2.9 million as of September 30, 2018 and December 31, 2017, respectively.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of September 30, 2018, the Company has not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. The Company is continuing to gather information to assess the application of the Act and expects to complete its analysis by December 2018.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2011. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2011. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2018 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2011. However, statutes in certain countries may be as long as ten years. Along with the IRS examination of 2011, the Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  In the first quarter of 2018 there was a discrete income tax charge of $5.8 million booked.  The charge was primarily related to additional reserves as the result of an Income Tax audit in Indonesia. The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $0.1 to $1 million.

10.	COMMITMENTS AND CONTINGENCIES

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, are not currently expected to result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Existing Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with various financial institutions, and Bank of America, N.A. as administrative agent. The Existing Credit Agreement provided for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities. On April 18, 2018, the Company repaid the full balance that was outstanding under the Existing Credit Agreement. As of September 30, 2018 and December 31, 2017, the Company had an outstanding balance of zero and $47.5 million, respectively, on the revolving credit facility. The Existing Credit Agreement required that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

New Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “New Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the New Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company’s consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the New Credit Agreement, with the remainder payable at final maturity. The New Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

Convertible Note

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the “Convertible Notes”) in a private offering to a Chinese investor (the “Holder”). The Convertible Notes were senior unsecured obligations which ranked equal in right of payment to all senior unsecured indebtedness of the Company and ranked senior in right of payment to any indebtedness that was contractually subordinated to the Convertible Notes. Interest on the Convertible Notes was payable semiannually in arrears on June 15 and December 15 of each year at a rate of 4.75% per annum.

The Convertible Notes had a stated maturity date of June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company could, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price was equal to or exceeded 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company’s exercise of such redemption right. The Holder of the Convertible Notes could, at its option, cause the Company to repurchase all of such Holder’s Convertible Notes or any portion thereof that was equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company’s common stock, as those terms were defined in the indenture governing the Convertible Notes. In addition, the Holder of the Convertible Notes had the right, at such Holder’s option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes would be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company’s common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $46.50 per common share).  Throughout the term of the Convertible Notes, the conversion rate could be adjusted upon the occurrence of certain specified events.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was originally allocated to long-term debt (the “Liability Component”) and $10.9 million was allocated to additional paid-in capital (the “Equity Component”) within the Company’s consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, representing the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option did not require separate accounting treatment as a derivative instrument because it was both indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding. The Equity Component would not be remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the “Debt Discount”) was amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component was accreted up to the Convertible Notes’ $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company’s consolidated statement of income. The effective interest rate on the Convertible Notes was approximately 7.1% per annum.
The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company’s consolidated balance sheet as a reduction of long-term debt was amortized over the contractual term of the Convertible Notes using the effective interest method. During the first quarter of 2018 the issuance costs were expensed due to the conversion of the Notes.
During the three- and nine-months ended September 30, 2018, the Company recognized zero and $3.5 million, respectively in interest expense related to the Convertible Notes, which included zero and $3.0 million, respectively of contractual interest and zero and 0.5 million, respectively in amortization of debt issuance costs and in amortization of the Debt Discount prior to the conversion of the Notes.
During the first quarter of 2018, the Holder elected to convert the Convertible Notes pursuant to their terms in the indenture. The Company satisfied the equity portion of its conversion obligation on February 28, 2018 by issuing 1,535,652 shares of the Company’s Class A Common Stock to the Holder and, on April 18, 2018, satisfied and discharged its obligations under the Convertible Notes and the indenture governing the Convertible Notes by paying the Holder $213.4 million which included $3.4 million of accrued interest from December 15, 2017 through April 17, 2018. The early conversion of the notes resulted in a $7.2 million charge to other income (expense) during the first quarter of 2018 for a loss on extinguishment of debt.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s debt facilities as of September 30, 2018 and December 31, 2017:
Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2018(1)(2)	Balance as of December 31, 2017(2)	Interest Rate	Repayment terms

October 2014 Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	—	$94.8 million	Variable 30 day: 4.627%	Principal amount was paid in full during April 2018.

Japanese yen denominated:	6.6 billion yen	—	4.9 billion yen ($43.5 million as of December 31, 2017)	Variable 30 day: 2.7595%	Principal amount was paid in full during April 2018.

October 2014 Credit Agreement revolving credit facility:		—	$47.5 million	Variable 30 day: 4.594%	Principal amount was paid in full during April 2018 and credit line was closed.

April 2018 Credit Agreement term loan facility:

U.S. dollar denominated:	$400.0 million	$390.0 million	—	Variable 30 day: 4.49%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

April 2018 Credit Agreement revolving credit facility:		$62.5 million	—	Variable 30 day: 4.49%	Revolving line of credit expires April 18, 2023.

Japan subsidiary loan:	2.1 billion yen	—	0.7 billion yen ($5.9 million as of December 31, 2017)	0.66%	Principal amount was paid in full during July 2018.

Convertible note:	$210.0 million	—	$210.0 million	4.75%	Principal amount was paid in full during April 2018.

(1)
As of September 30, 2018, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $20.0 million of the balance of its U.S. dollar denominated debt under the New Credit Agreement facility. The Company has classified the $62.5 million borrowed under the revolving line of credit as short-term debt because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $4.2 million as of September 30, 2018 related to the credit agreement; and a debt discount of $9.1 million and debt issuance costs of $4.0 million (consisting of $11.1 million related to the Convertible Note and $2.0 million related to the credit agreement) as of December 31, 2017, which is not reflected in this table.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

12.	FAIR VALUE

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of September 30, 2018 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. The Company has classified these instruments as Level 2 in the fair value hierarchy. Fair value estimates are made at a specific point in time, based on relevant market information.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):
	Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$38,282	$—	$—	$38,282
Other long-term assets	3,582	—	—	3,582
Forward contracts	—	—	—	—
Life insurance contracts	—	—	39,248	39,248
Total	$41,864	$—	$39,248	$81,112

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total

Financial assets (liabilities):
Cash equivalents and current investments	$36,531	$—	$—	$36,531
Other long-term assets	3,726	—	—	3,726
Forward contracts	—	158	—	158
Life insurance contracts	—	—	37,737	37,737
Total	$40,257	$158	$37,737	$78,152

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts

Beginning balance at January 1, 2018	$37,737
Actual return on plan assets	1,746
Purchases and issuances	—
Sales and settlements	(235)
Transfers into Level 3	—
Ending balance at September 30, 2018	$39,248

13.	ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective for the Company in the first quarter of 2018. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its loyalty points program from a cost provision method to a deferred revenue method. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The cumulative impact of adoption was a $11.2 million net reduction to beginning retained earnings. See Note 16 – Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impacts that this standard will have on its Consolidated Financial Statements. The Company expects the adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheet, but we do not expect a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows. The Company will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date.

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

In the second half of 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The objective of these updates is to reduce the diversity in practice in the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity’s statement of cash flows, respectively.  These ASUs are effective for interim and annual fiscal periods beginning after December 15, 2017.  Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  This guidance revises the definition of a business as it relates to acquisitions, disposals, goodwill impairments and consolidations. This ASU is effective for annual periods beginning after December 15, 2017.  Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods therein.   Early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

14.	COST OF SALES

The Tokyo District Court and, on appeal in 2017, the Tokyo High Court upheld the Japan customs authorities’ customs assessments related to the importation of several of the Company’s products into Japan. The Company appealed the High Court’s decision to the Japan Supreme Court. In May 2018, the Japan Supreme Court declined to hear the Company’s appeal. Accordingly, this matter is now closed.

As previously disclosed, the Company already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount being disputed. It was a non-cash item because the Company was previously required to pay the assessments.

15.	ACQUISITIONS

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC (“Innuvate”), which owns a 92% interest in a nutritional product manufacturer.  Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. The remaining 8% ownership in the manufacturer will continue to be held by an unrelated third party. Under the terms of the agreement, the Company paid $23.5 million in cash and shares of the Company in exchange for the 73% ownership in Innuvate, subject to adjustment for certain closing items. Innuvate is a contract manufacturer that specializes in softgel and hardshell capsule manufacturing.

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC (“Treviso”), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company has paid $83.9 million in cash and shares of the Company in exchange for the 65% ownership in Treviso, subject to adjustment for certain closing items. Treviso is a liquid contract manufacturing laboratory for premium personal care products.

On February 12, 2018, the Company acquired 100% ownership in L&W Holdings, Inc. (“L&W”) making L&W a wholly owned subsidiary of the Company. L&W is a packaging supplier company. Under the terms of the purchase agreement, the Company paid $25.0 million in shares of the Company in exchange for 100% ownership in L&W, subject to adjustment for certain closing items. L&W specializes in the distribution and packaging of products in the cosmetic and nutritional industries.

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

Pro forma and historical results of operations for the acquired companies have not been presented because they are not material, either individually or in the aggregate, to the company’s consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

16.	REVENUE RECOGNITION

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The Company recorded a net reduction to opening retained earnings of $11.2 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the three- and nine-months ended September 30, 2018 was an increase of $0.1 million and a decrease of $1.2 million, respectively.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The Company estimates product returns based on historical return rates. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

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

The Company recorded customer loyalty points under the cost provision method prior to the adoption of Topic 606. The loyalty point liability under the cost provision methodology was $1.9 million as of December 31, 2017. The Company recorded an additional liability of $11.2 million due to the cumulative impact of adopting Topic 606.  The balance of deferred revenue related to contract liabilities was $14.2 million as of September 30, 2018, and $13 million as of the beginning period upon adoption of the Topic 606.

Disaggregation of Revenue

Please refer to Note 6 - Segment Information for revenue by segment and product line.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers for individual products sales to customers.

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

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management’s expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits or investigations; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2017 fiscal year and in our subsequent reports.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2017 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this report on Form 10-Q.

Overview

Revenue for the three-month period ended September 30, 2018 increased 20% to $675.3 million, compared to $563.7 million in the prior-year period, and revenue for the nine-month period ended September 30, 2018 increased 24% to $2.0 billion, compared to $1.6 billion in the prior-year period. Sales Leaders increased 14% and Customers increased 9% on a year-over-year basis.

The growth in our business reflects success with our growth strategy that focuses on platforms, products and programs. Our ageLOC LumiSpa skin treatment and cleansing device continues to generate strong sales and sales force engagement, particularly in our Mainland China and Southeast Asia segments. We believe our Velocity sales compensation program enhancements, which we have rolled out to many of our markets, also helped drive increases in Customer and Sales Leader activity. Our Sales Leaders also continued to have success with social selling initiatives, particularly in our Americas/Pacific, Southeast Asia and EMEA segments.

Our revenue also benefited 5% in the third quarter and 4% in the first nine months of 2018, compared to the respective prior-year periods, from the businesses we acquired during the first quarter of 2018. Our revenue was negatively impacted 3% from foreign-currency fluctuations in the third quarter of 2018, and it benefited 2% in the first nine months of 2018 compared to the respective prior-year periods.

Earnings per share for the third quarter of 2018 increased 24% to $0.94, compared to $0.76 in the prior-year period. Earnings per share for the first nine months of 2018 increased 21% to $2.47, compared to $2.04 in the prior-year period. These increases in earnings per share were driven primarily by increased revenue in 2018. In the third quarter and first nine months of 2018, we incurred foreign currency translation losses of $4.2 million and $13.8 million, respectively. In the nine-month period of 2018, we also incurred a charge of $7.2 million related to the conversion of our then-outstanding convertible notes, offset by a gain of $13.6 million on our step acquisitions in the first quarter of 2018. For more information about these items, see "Other income (expense), net," below.

Segment Results

We report our business in seven segments to reflect our current management approach. Effective as of the first quarter of 2018, we reorganized the structure of our segments to reflect that our Pacific region, which was previously managed by our Southeast Asia regional management and was included in our South Asia/Pacific operating segment, is now managed by our Americas regional management and is included in our Americas/Pacific operating segment. Segment information for the three- and nine-month periods ended September 30, 2017 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,		Change	Constant Currency Change(1)	Nine Months Ended September 30,		Change	Constant Currency Change(1)
	2018	2017			2018	2017

Mainland China	$226,645	$172,556	31%	34%	$669,432	$494,658	35%	30%
Americas/Pacific	93,580	85,672	9%	20%	289,859	240,094	21%	27%
South Korea	89,963	89,238	1%	-	270,517	258,626	5%	-
Southeast Asia	86,307	71,141	21%	24%	236,390	194,711	21%	20%
Japan	63,649	62,513	2%	2%	190,986	188,465	1%	(1%)
Hong Kong/Taiwan	44,949	41,050	9%	10%	138,147	120,069	15%	14%
EMEA	42,819	40,133	7%	8%	131,810	112,385	17%	10%
Other	27,400	1,395	1864%	1864%	68,580	3,890	1663%	1663%
Total	$675,312	$563,698	20%	23%	$1,995,721	$1,612,898	24%	21%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 6 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Mainland China	$71,185	$42,375	$189,901	$130,085
Americas/Pacific	11,848	14,106	38,088	37,884
South Korea	24,754	23,713	75,836	70,503
Southeast Asia	21,204	17,380	58,245	43,763
Japan	15,162	12,786	41,777	36,134
Hong Kong/Taiwan	8,100	8,096	23,781	20,945
EMEA	2,614	2,896	10,438	8,304

The following table provides information concerning the number of Customers and Sales Leaders as of September 30, 2018 and 2017.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements have adjusted the qualification requirements for qualifying and maintaining “Sales Leader” status, which could impact the number of independent distributors under our global compensation program who achieve qualification requirements. For example, the level of sales volume necessary to achieve initial qualification has been increased in some markets and the enhanced program also provides some flexibility to maintain qualification at a lower sales volume for a short time. As of the end of the third quarter of 2018, we had launched Velocity in Japan, Taiwan, our North America and Pacific regions within our Americas/Pacific segment, and most markets within our Southeast Asia segment. Mainland China operates under a different business model and is not impacted by these changes.

	As of September 30, 2018		As of September 30, 2017		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	210,000	33,300	190,000	25,600	11%	30%
Americas/Pacific	277,000	8,500	237,000	8,000	17%	6%
South Korea	180,000	7,700	185,000	8,400	(3%)	(8%)
Southeast Asia	147,000	8,700	127,000	7,100	16%	23%
Japan	131,000	6,200	131,000	6,500	-	(5%)
Hong Kong/Taiwan	76,000	4,400	71,000	4,300	7%	2%
EMEA	145,000	4,300	128,000	4,300	13%	-

Total	1,166,000	73,100	1,069,000	64,200	9%	14%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year increases in revenue in Mainland China for the three- and nine-month periods ended September 30, 2018 primarily reflect continued interest in LumiSpa and strong growth in Sales Leaders as more people were selling our products. The Sales Leader growth is driven by strong interest in our products, particularly LumiSpa, and successful sales incentives that have driven increases in productivity and the number of independent marketers and sales employees achieving qualification requirements.

The year-over-year increases in segment contribution for both the third quarter and the first nine months of 2018 primarily reflect higher revenue in 2018, as well as decreases in general and administrative expenses as a percentage of revenue of 4.1 percentage points in the third quarter and 2.1 percentage points in the first nine months due to third-quarter efficiency initiatives and the fixed nature of certain expenses as revenue increased. Selling expenses as a percentage of revenue also declined 3.8 percentage points in the third quarter and 1.1 percentage points in the nine-month period. The decline in the third quarter reflects changes in the mix of products sold. These improvements in general and administrative expenses and selling expenses were partially offset by slightly decreased gross margin, primarily reflecting sales of LumiSpa in 2018, which has a slightly lower gross margin than other products.

To date, the recently enacted tariffs and trade dispute between the United States and Mainland China have not materially impacted our business, although we believe it has impacted the foreign currency exchange rates which will have a negative impact on our revenue in Mainland China on a U.S. dollar basis if they do not return to prior levels. In the event the trade disputes between the United States and Mainland China continue or intensify, our business could be negatively impacted in the future. For more information, see Item 1A. Risk Factors—“Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.”

Americas/Pacific. The year-over-year increases in revenue, Sales Leaders and Customers in our Americas/Pacific segment reflect success with our growth strategy that focuses on platforms, products and programs. In North America, Sales Leaders had continued success with social-selling initiatives and products that are conducive to social selling. We also believe that our Velocity sales compensation program enhancements contributed to our continued growth in the North America and Pacific regions. In Latin America, we generated strong growth during the third quarter, particularly in Mexico, Argentina and Chile. However, revenue declined in Argentina on a sequential basis in the third quarter. The Argentina economy was recently classified as a highly inflationary economy under U.S. accounting standards, and we began to apply highly inflationary accounting treatment in that market in the third quarter. We have implemented price increases in response to inflation in Argentina. Our reported revenue for the third quarter reflects a negative impact of 10% from foreign-currency fluctuations in many markets across this segment. In October 2018, we launched Velocity in Latin America.

The year-over-year decrease in segment contribution for the third quarter of 2018 primarily reflects a 5.9 percentage-point increase in selling expenses as a percentage of revenue, partially offset by a 2.2 percentage-point improvement in gross margin. These changes in selling expenses and gross margin reflect the impact of Velocity. As previously disclosed, Velocity includes a new bonus program for our sales force that is funded by slightly increased prices for some of our products, causing both gross margin and selling expenses as a percentage of revenue to increase.

For the first nine months of 2018, the year-over-year increase in segment contribution reflects higher revenue in 2018 and a 1.6 percentage-point improvement in gross margin, partially offset by a 4.0 percentage-point increase in selling expenses as a percentage of revenue. These changes in gross margin and selling expenses similarly reflect the impact of Velocity, which we launched in North America during the second quarter of 2018. The increase in selling expenses for the nine-month period was also impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives, which were higher for the first quarter of 2018 in North America and Latin America on a year-over-year basis.

South Korea. Our business in the South Korea segment continued to be challenged in the third quarter and first nine months of 2018, with our Sales Leaders and Customers each decreasing and the year-over-year increases in revenue being almost entirely attributable to foreign-currency fluctuations. We believe online competitive pressures have continued to affect our Customer acquisition. In October 2018, we launched Velocity, which is aimed at driving Customer growth, in this segment.

The year-over-year increases in segment contribution for both the third quarter and the first nine months of 2018 primarily reflect reductions in general and administrative expenses primarily due to decreased expenses related to distributor events. For the third quarter of 2018, these improvements were partially offset by a 1.4 percentage point increase in selling expenses as a percentage of revenue.

Southeast Asia. The year-over-year increases in revenue, Sales Leaders and Customers in our Southeast Asia segment reflect growth in most markets within this segment. The growth was primarily driven by successful social selling initiatives, interest in LumiSpa and distributor events. Ninety-seven percent of our year-over-year revenue growth in this segment in the third quarter was attributable to Vietnam and Malaysia, where social selling initiatives have been particularly successful. In addition, we launched Velocity in most markets within this segment during the third quarter, which we believe benefited Customer acquisition.

The year-over-year increases in segment contribution for the third quarter and the first half of 2018 primarily reflect higher revenue in 2018, as well as improvements in gross margin due to changes in product mix.

Japan. Our revenue, Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market, which we believe is attributable to a challenging regulatory environment and an aging demographic. In this environment, our revenue grew 2% in the third quarter of 2018 compared to the prior-year period. The 1% year-over-year increase in reported revenue for the first nine months of 2018 reflects a favorable foreign-currency impact of 2%. We launched Velocity in this segment during the third quarter, which we believe benefited Customer acquisition.

The year-over-year increases in segment contribution for both the third quarter and the first nine months of 2018 reflect decreases in selling expenses as a percentage of revenue and decreases in general and administrative expenses.

EMEA. The year-over-year growth in revenue and Customers in this segment reflects continued success of Sales Leader social selling initiatives, as well as successful product initiatives, including products that are conducive to social selling. The 17% increase in reported revenue for the first nine months of 2018 also reflects a favorable foreign-currency impact of 7%.

The year-over-year increases in segment contribution for both the third quarter and the first nine months of 2018 primarily reflect higher revenue in 2018. For the nine-month period, segment contribution also benefited from decreased general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased.

Hong Kong/Taiwan. The year-over-year growth in revenue in our Hong Kong/Taiwan segment for both the third quarter and the first nine months of 2018 reflects strong interest in LumiSpa, which also contributed to Sales Leader and Customer growth. In addition, approximately $5.0 million of the revenue growth in the nine-month period is attributable to ticket sales for a regional convention in Hong Kong during the second quarter of 2018.

The year-over-year increases in segment contribution for both the third quarter and the first nine months of 2018 primarily reflect higher revenue in 2018. Segment contribution for the nine-month period of 2018 also includes increased general and administrative expenses primarily due to the regional convention in Hong Kong during the second quarter of 2018.

Other. In addition to our seven segments, the manufacturing and product-packaging companies that we acquired during the first quarter of 2018 generated $26.0 million of reported revenue in the third quarter and $65.9 million in the first nine months of 2018. These companies provide products and services both to our company and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

As a result of these acquisitions, we incurred $2.4 million of expense associated with the amortization of acquired intangible assets under acquisition accounting in the third quarter and $7.1 million in the first nine months of 2018. We currently expect that we will incur $2.1 million of these charges in the fourth quarter of 2018, after which we expect they will decrease to less than $1.0 million per quarter. For information about these acquisitions, see Note 15 to the consolidated financial statements contained in this report.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2018 increased 20% to $675.3 million, compared to $563.7 million in the prior-year period. Revenue for the nine-month period ended September 30, 2018 increased 24% to $2.0 billion, compared to $1.6 billion in the prior-year period. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 76.7% for the third quarter of 2018 compared to 78.6% for the prior-year period, and 76.3% for the first nine months of 2018 compared to 78.1% for the prior-year period. These year-over-year decreases were driven by negative impacts of 2.0 percentage points in the third quarter of 2018 and 1.8 percentage points in the first nine months of 2018 from the businesses we acquired in the first quarter of 2018. As previously disclosed, these businesses have lower gross margins than that of our core business, and therefore, we would expect to report a lower gross margin than we reported prior to the acquisitions. The gross margin of our core business remained relatively even with the prior year, as changes in product mix and other savings offset the impact on our gross margin caused by LumiSpa, which we launched during the fourth quarter of 2017 and which has a lower gross margin than other products. Our gross profit in the third quarter of 2018 also was negatively impacted by foreign-currency fluctuations.

Selling expenses

Selling expenses as a percentage of revenue decreased to 40.2% for both the third quarter and the first nine months of 2018 compared to 41.7% for both prior-year periods. The revenue from our acquired companies does not carry significant selling expenses; the acquisition of these companies lowered selling expenses as a percentage of revenue by 1.6 percentage points in the third quarter and by 1.3 percentage points in the first nine months.

General and administrative expenses

General and administrative expenses as a percentage of revenue decreased to 24.5% for the third quarter of 2018 from 25.4% for the prior-year period, and to 25.0% for the first nine months of 2018 from 25.5% for the prior-year period, reflecting the fixed nature of certain of our general and administrative expenses as revenue increased. General and administrative expenses increased to $165.7 million in the third quarter of 2018 and $499.0 million in the first nine months of 2018 compared to $143.2 million and $411.3 million in the respective prior-year periods, primarily reflecting an increase in labor expenses of $16.9 million for the third quarter of 2018 and $55.7 million for the first nine months of 2018 due to increased employee headcount and the payment of increased employee incentive compensation upon achievement of performance goals.

In October 2018, we hired a chief transformation officer. He has been charged with reviewing and evaluating our information technology infrastructure and organization and our social selling and digital initiatives. The results of this review could alter our strategic direction with respect to some of our systems and tools and could result in impairment or other charges. We expect that this review will conclude in late 2018 or early 2019. At this time, we have not identified any change in strategy or approach that would be construed as an indicator of impairment.

Other income (expense), net

Other income (expense), net was $(7.0 million) of expense for the third quarter of 2018 compared to $(1.2 million) of expense for the prior-year period, and $(16.9 million) of expense for the first nine months of 2018 compared to $(8.5 million) of expense for the prior-year period. These increases in expense primarily reflect foreign-currency losses resulting from the strengthening of the U.S. dollar against the China yuan and Argentina peso. We are taking steps to reduce our exposure in Argentina, including decreasing our intercompany balances in this market.

The increase in expense for the nine-month period additionally reflects a non-cash charge of $7.2 million in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes, offset by a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions. For more information on these items, see Notes 11 and 15 to the consolidated financial statements contained in this report.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2018 was $20.5 million and $65.8 million, compared to $21.5 million and $55.7 million for the same periods in 2017. The effective tax rate was 27.9% and 32.0% of pre-tax income during the three- and nine-month periods ended September 30, 2018, respectively, compared to 34.1% and 33.4%, respectively, in the prior-year periods. The decreased rates primarily reflect an 8.2 percentage-point benefit in the third quarter and a 4.3 percentage-point benefit in the nine-month period from a change in accounting method related to capitalization of research and development costs for income tax purposes. This change allowed us to utilize foreign tax credits that previously had a valuation allowance. In addition, in the second quarter of 2018 we designated $60 million of our earnings in Mainland China as permanently reinvested, which allows us to remove a withholding tax liability on those earnings. The year-over-year changes in our tax rates also reflect a benefit that was recorded in the prior year due to a new accounting standard for stock-based compensation in 2017.

In addition to the foregoing factors, our tax rate for the first nine months of 2018 also reflects the impact of two items that occurred during the first quarter of 2018: an increase in our income tax reserves following an assessment we received from the Indonesia tax authorities during the first quarter of 2018, and a benefit from a deduction in Japan related to Japan customs assessments that were affirmed by the Tokyo District Court in 2011; in the first quarter of 2018, the Japan and U.S. tax authorities reached resolution as to the amount that would be deductible in each jurisdiction.

Net income

As a result of the foregoing factors, net income for the third quarter of 2018 was $53.1 million compared to $41.7 million in the prior-year period. Net income for the first nine months of 2018 was $139.6 million, compared to $111.2 million for the first nine months of 2017.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2018, we generated $113.9 million in cash from operations compared to generating $155.8 million in cash from operations during the prior-year period. This decrease in cash flow from operations primarily reflects (1) the payment of significant accruals as of the end of 2017, particularly commissions based on the initial LumiSpa offerings in the fourth quarter of 2017 and taxes; and (2) payments to build up inventory for our increased sales, including of LumiSpa, in 2018. Cash and cash equivalents, including current investments, as of September 30, 2018 and December 31, 2017 were $401.5 million and $438.2 million, respectively.

Working capital. As of September 30, 2018, working capital was $398.1 million, compared to $330.4 million as of December 31, 2017. The increase in working capital reflects the inventory and accounts receivable of the companies we acquired during the first quarter of 2018. It also reflects payments on (1) liabilities that were accrued as of December 31, 2017 for commissions and taxes related to LumiSpa sales in the fourth quarter of 2017; and (2) corporate income taxes and distributor events that are treated as prepaid assets as of September 30, 2018.

Capital expenditures. Capital expenditures in the first nine months of 2018 were $42.3 million. Our 2018 capital expenditures include the following:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software and application development, including for digital experience, social selling and technology modernization initiatives.

We estimate that capital expenditures for the uses listed above will total approximately $15-20 million for the remainder of 2018. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. We currently expect that our expenditures for this project will be approximately $55 million over the next 2-3 years, with approximately $9–10 million in the fourth quarter of 2018.

Conversion and satisfaction of convertible notes. In June 2016, we issued $210.0 million principal amount of convertible 4.75% senior notes due 2020 (the “Convertible Notes”) to Ping An ZQ China Growth Opportunity Limited (“Ping An ZQ”) at face value. During the first quarter of 2018, Ping An ZQ elected to convert the Convertible Notes pursuant to their terms. In connection with such conversion and pursuant to the terms of the indenture governing the Convertible Notes, we became obligated to deliver shares of Class A common stock and cash to Ping An ZQ. We satisfied our obligation to deliver shares of Class A common stock to Ping An ZQ during the first quarter of 2018 and, in April 2018, satisfied our obligations under the Convertible Notes by paying Ping An ZQ $213.4 million.

New credit agreement. In April 2018, we entered into a Credit Agreement (the “New Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The New Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the New Credit Agreement, we drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, as defined below, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustment based on our consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the New Credit Agreement, with the remainder payable at final maturity. The New Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with these debt covenants.

Modification of previous credit agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014, with several financial institutions as lenders and Bank of America, N.A., as administrative agent (the “Previous Credit Agreement”). We had indebtedness of $257.6 million in principal amount outstanding under the Previous Credit Agreement as of both March 31, 2018 and the repayment date of April 18, 2018. See Note 11 to the consolidated financial statements contained in this report for further information regarding the New Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2015, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions, and in July 2018, our board of directors terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. During the first nine months of 2018, we repurchased approximately 0.5 million shares of our Class A common stock under the 2015 plan for $40.6 million and approximately 0.1 million shares under the 2018 plan for $7.6 million. At September 30, 2018, $492.4 million was available for repurchases under the 2018 plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, April and July 2018, our board of directors declared a quarterly cash dividend of $0.365 per share. These quarterly cash dividends of $19.8 million, $20.3 million and $20.3 million were paid March 14, 2018, June 13, 2018 and September 12, 2018 to stockholders of record on February 26, 2018, May 25, 2018 and August 31, 2018. In October 2018, our board of directors declared a quarterly cash dividend of $0.365 per share to be paid on December 12, 2018 to stockholders of record on November 30, 2018. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2018 and December 31, 2017, we held $401.5 million and $438.2 million, respectively, in cash and cash equivalents, including current investments. These amounts include $370.3 million and $413.8 million as of September 30, 2018 and December 31, 2017, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends and intercompany charges for products, use of intangible property, and corporate services. Some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2018, we had $127.9 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the third quarter of 2018.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and, as discussed below, our subsidiary in Argentina. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. These impacts may be significant because a large portion of our business is derived from outside of the United States. Given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2018, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the nine months ended September 30, 2018 and 2017.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2018 and 2017, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2018 we did not hold any forward contracts designated as foreign currency cash flow hedges, compared to 1.4 billion Japanese yen ($12.4 million) as of September 30, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. We continue to evaluate our foreign currency hedging policy.

Non-GAAP Financial Measures

Constant-currency revenue growth is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the company’s performance. It is calculated by translating the current period’s revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s revenue.

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

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also from Note 4 to the consolidated financial statements contained in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the 2017 fiscal year and our Quarterly Report on Form 10-Q for the second quarter of 2018. Please refer to Notes 10 and 14 to the consolidated financial statements contained in this report for certain information regarding our legal proceedings.

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

Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyber attacks, changes in our IT systems or organization, and other events. We have, and may in the future, experienced system failures and outages. We have adopted and implemented a Business Continuity/Disaster Recovery Plan under which our data is archived and stored at third-party secure sites, and we have recovery sites for certain critical data and operations. However, we cannot guarantee that these backup systems, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, thus resulting in a loss of revenue, loss of confidence of our sales force and harm to our reputation.

In addition, we make significant expenditures on our IT infrastructure and other technology initiatives, and these items could become obsolete or impaired. In October 2018, we hired a chief transformation officer, who has been charged with reviewing and evaluating our information technology infrastructure and organization and our social selling and digital initiatives. The results of this review, which are expected in late 2018 or early 2019, could alter our strategic direction with respect to some of our systems and tools and could result in impairment or other charges as well as additional cash outlay for execution on new plans and strategy.

Our systems could also be strained by growth in our business. Although we work to expand and enhance our ecommerce features, network infrastructure and other technologies to accommodate increases in the volume of traffic to our ecommerce channels, we may be unsuccessful in these efforts. Our failure, or our suppliers’ failure, to achieve or maintain system capacity could significantly reduce our ability to fulfill orders and could harm our business, reputation, revenue and financial condition.

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

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2014 and 2015, we recorded $46.3 million and $10.2 million, respectively, of non-cash foreign-currency charges related to the devaluation of the Venezuela currency after Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles. During the third quarter of 2016, we ceased business operations in Venezuela. Argentina also was recently designated as a highly inflationary economy; accordingly, beginning with the third quarter of 2018, we will apply highly inflationary accounting for our Argentina operations, which could result in additional foreign-currency charges. Other markets, including Ukraine, have experienced weakening currencies, and it is possible that this and other markets may be so designated in the future. Our Venezuela, Argentina and Ukraine subsidiaries’ net sales revenue each represented less than 1.5% of consolidated net sales revenue during each of the periods ended December 31, 2015, 2016 and 2017.

Although we may engage in transactions intended to reduce our exposure to foreign-currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign-currency fluctuations occurred as a result of the June 2016 referendum in the United Kingdom in which voters approved an exit from the European Union. The recent U.S. Tax Cuts and Jobs Act also could affect foreign-currency fluctuations. In addition, members of the current U.S. presidential administration have expressed antipathy toward some international trade agreements and have begun to implement or have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other markets. Any such proposal or measure could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States recently proposed and enacted additional tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including Mainland China, are threatening to impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports, or to take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between Mainland China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

These tariffs have just recently been announced, and they are subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, Mainland China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 – 31, 2018	68,819	$76.25	68,819	$499.6
August 1 – 31, 2018	54,997	79.20	54,997	$495.2
September 1 – 30, 2018	34,230	81.67	34,230	$492.4
Total	158,046	$78.45	158,046

(1)
In October 2015, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions. In July 2018, our board terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million.

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

November 7, 2018

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)