Form 10-K
period 2018-12-31
NU SKIN ENTERPRISES INC
filed 2019-02-14
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 29, 2018, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4.29 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2019, 55,360,994 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION AND OTHER LEGAL MATTERS; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "COMMIT," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE “ITEM 1A – RISK FACTORS.”

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2018, our revenue of $2.7 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. In addition, in 2018, we acquired three companies that, respectively, manufacture products for the personal care and nutrition industries and specialize in product packaging. These companies generated $90.6 million of our 2018 reported revenue (excluding sales to our core Nu Skin business).

About 88% of our revenue came from outside of the United States in 2018, with approximately 33% of our revenue coming from Mainland China, our largest revenue market. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In 2018, our revenue benefited 1% from foreign-currency fluctuations compared to 2017. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

We have historically acquired ingredients and contracted production of most of our products from trusted third-party suppliers and manufacturers, except in Mainland China, where we manufacture the majority of our products. We also source some products from the manufacturers we acquired. For more information, see “Sourcing and Production,” below.

PRODUCTS

We offer a branded, differentiated product platform. We believe our innovative approach to product development and distribution provides us with a competitive advantage in anti-aging and direct selling. We develop and distribute innovative, premium-quality anti-aging personal care products and nutritional supplements under our Nu Skin and Pharmanex category brands, respectively. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC brand, which features innovative, premium-quality anti-aging products. We also develop and offer products that are conducive to social sharing, including cosmetics and other socially demonstrable and shareable products. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products.

Product Categories

We have two primary product categories, each operating under its own brand. We market our premium-quality personal care products under the Nu Skin category brand and our science-based nutritional supplements under the Pharmanex category brand. Over the last several years, we have introduced new Nu Skin personal care products and Pharmanex nutritional supplements under our ageLOC anti-aging brand. We also offer products under other brands, including products in our Nu Skin category brand that are conducive to social sharing.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of Nu Skin and Pharmanex products for the years ended December 31, 2018, 2017, and 2016. This table should be read in conjunction with the information presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2018		2017		2016

Nu Skin	$1,659.7	62.0%	$1,456.4	63.9%	$1,308.2	59.3%

Pharmanex	921.3	34.4%	817.2	35.9%	892.7	40.4%

Other(2)	98.0	3.6%	5.5	0.2%	6.9	0.3%

	$2,679.0	100.0%	$2,279.1	100.0%	$2,207.8	100.0%

(1)
In 2018, 88% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign-currency fluctuations positively impacted reported revenue by less than 1% in both 2018 compared to 2017 and 2017 compared to 2016.

(2)
Other includes the external revenue from the manufacturing entities acquired in the first quarter of 2018 along with a limited number of other products and services, including household products and technology services.

Nu Skin. Our strategy for the Nu Skin category brand is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the anti-aging personal care market. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our Nu Skin category with ingredients that are scientifically proven to provide visible results. In 2018, our innovative skin care devices and related consumables were our three top-selling products by revenue in this category: our ageLOC LumiSpa skin treatment and cleansing device, our ageLOC Spa systems, and our ageLOC Me customized skin care system. Our ageLOC skin care products accounted for 40% of our Nu Skin product category revenue and 24% of our total revenue in 2018. Also included in our Nu Skin category brand are our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic and personal care products, some of which are conducive to social sharing.

Pharmanex. Our strategy for the Pharmanex category brand is to continue to introduce innovative, substantiated anti-aging products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality supplements because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2018, our three top-selling products by revenue in this category were our LifePak nutritional supplements, ageLOC Youth nutritional supplement, and ageLOC TR90 weight management and body shaping system. Our ageLOC nutritional products accounted for 44% of our Pharmanex product category revenue and 17% of our total revenue in 2018. We also offer a number of other anti-aging nutritional solutions and weight management products.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. In our research and product development, we seek to better understand the sources of aging, including the influence of certain ingredients on gene expression, to enhance our ability to innovate in our development of anti-aging products. We also develop and offer products that are conducive to social sharing, including cosmetics and other socially demonstrable and shareable products.

Our research and product development activities include:

•	Global consumer research to identify needs and insights and refine product concepts;

•	Internal research, product development and quality testing;

•	Joint research projects, collaborations and clinical studies;

•	Identification and assessment of technologies for potential licensing arrangements; and

•	Acquisition of technologies.

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

Intellectual Property

Our major trademarks are registered in the United States and in each market where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me® and LumiSpa®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, TR90 and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2018, we sourced most of our Nu Skin personal care products and Pharmanex nutritional supplements from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products and nutritional supplements sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2018, we acquired ingredients and products from two suppliers that represented more than 10% of our Nu Skin personal care purchases and three suppliers that represented more than 10% of our Pharmanex nutritional supplement purchases. We maintain good relationships with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. We procure our ageLOC Spa systems and other products or ingredients from single vendors that own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

In the first quarter of 2018, we acquired three companies that primarily do the following, respectively: develop and manufacture personal care products, develop and manufacture nutritional supplements, and source and procure product packaging. We believe these manufacturers allow us to leverage their expertise to enhance our supply chain capabilities.  These businesses continue to operate outside of our core business and sell products to companies in the personal care and nutritional industries, generating $90.6 million in revenue for us in 2018. We also have begun investing in an indoor growing initiative, which is sometimes referred to as controlled environment agriculture, in order to enhance our ability to source clean, sustainable ingredients.

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

In many of our markets, our sales force has had success with social sharing, in which they use online or social media platforms to find new customers and promote and sell our products. We seek to support these efforts with products that are conducive to social sharing and with technology solutions to facilitate this model. Social sharing presents certain risks and challenges to our business, as discussed further in Item 1A. Risk Factors.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of direct selling associations globally, we promote and abide by the industry’s codes of ethics and consumer protective standards to support and protect those who sell and purchase our products through the direct selling channel.

Consumer Group and Sales Network

Our distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption and share products with friends and family; and our sales network—individuals who personally buy, use and resell products, and who also find new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a meaningful business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation, incentives and recognition.

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate income by marketing and reselling products. Our Customer numbers do not include consumers who purchase products directly from members of our sales force.

To monitor the growth in our sales network, we track the number of independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements (“Sales Leaders”). The following chart sets forth information concerning our Customers and Sales Leaders for the last three years.

Total Number of Customers and Sales Leaders by Region(1)

	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	304,000	33,100	193,000	40,600	175,000	22,000
Americas/Pacific	249,000	8,300	244,000	8,900	184,000	7,300
South Korea	182,000	7,600	173,000	8,400	192,000	9,600
Southeast Asia	153,000	8,900	122,000	8,000	98,000	7,000
Japan	130,000	5,900	132,000	6,600	137,000	6,700
Hong Kong/Taiwan	77,000	4,800	71,000	4,700	73,000	4,600
EMEA	149,000	4,800	135,000	4,700	129,000	4,400
Total	1,244,000	73,400	1,070,000	81,900	988,000	61,600

(1)
Our Velocity sales compensation program enhancements have adjusted the requirements for qualifying and maintaining “Sales Leader” status, which could impact the number of independent distributors under our global compensation program who achieve such requirements. For example, the level of sales volume necessary to achieve initial qualification has been increased in some markets, and the enhanced program also provides some flexibility to remain a Sales Leader with lower sales volume for a short time. As of the end of 2017, we had launched Velocity only in the Pacific region within our Americas/Pacific segment, and as of the end of 2018, we had launched it in our South Korea, Americas/Pacific and Japan segments; Taiwan; and most of the markets in our Southeast Asia segment. Mainland China operates under a different business model and is not impacted by these changes.

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

•	“Distributor-Direct Consumers”—Individuals who purchase products directly from an independent distributor at a price established by the distributor.

•
“Company-Direct Consumers”—Individuals who purchase products directly from the company. These consumers are typically referred by a distributor and may purchase at a discount. These individuals do not have the right to build a Nu Skin business by reselling product or by recruiting others.

•
“Basic Distributors”—Distributors who purchase products for personal or family use or for resale to other consumers. These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global sales compensation plan. We consider these individuals to be part of our consumer group, as we believe a significant majority of these distributors are purchasing products for personal use and not actively recruiting others, and their purchasing levels are similar to our “Company-Direct Consumers.”

•
“Sales Leaders and Qualifiers”—Distributors who have qualified or are trying to qualify as a Sales Leader. These distributors have elected to pursue the business opportunity as a Sales Leader and are actively recruiting consumers and distributors and building a sales network under our global sales compensation plan and constitute our sales network.

To become a distributor, an individual signs a distributor agreement and receives a business portfolio, which is free in most markets and in some cases is delivered in electronic form. In some markets, we charge a small fee for the business portfolio, which is limited to our costs. The business portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, distributor policies and procedures, product catalog and other documentation, but does not include products. There are no requirements to purchase products or other materials to become a distributor, and no commissions are paid on any purchase of a business portfolio.

We offer a generous product return policy, which also includes returns of business support materials. In most markets, we offer a return policy that allows our distributors to return unopened and unused items for up to 30 days for a full refund, or 12 months subject to a 10% restocking fee. Distributors are not required to terminate their distributorship to return product. Actual returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with being a distributor.

In addition to our product return policy, we strive to be as customer protective as possible. We seek to ensure that those who use our products or participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

There are two fundamental ways in which our distributors can earn money:

•	by reselling products purchased from the company to consumers; and

•	through sales compensation earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader's home country, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have obtained direct selling licenses and can also sell through our service centers or our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We rely heavily on our ability to attract new consumers and promote repeat purchases through our sales employees, independent direct sellers and independent marketers, and to educate our sales force about our products, culture and policies through frequent training meetings.

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

Operating in Mainland China entails certain risks and uncertainties to our business, as discussed further in Item 1. Business—“Regulation” and Item 1A. Risk Factors. We endeavor to mitigate these risks and uncertainties through various measures, including by seeking to understand and obey laws and regulations, training our employees and sales force, engaging in dialogue with government officials to better understand their goals and explain our plans, and cooperating in inquiries and other matters of interest to regulators. However, these efforts do not eliminate the significant risks associated with operating in Mainland China.

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

Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a key product generally available for purchase, we may do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. In some of these offerings, we may sell the product for a limited time, often in limited quantities, and then remove it from the market for a period of time before making it generally available for purchase. We refer to this entire process, beginning with the introductory offering through general availability of the product, as a product launch or our launch process.

Sales Leader previews, limited-time offers and other product introductions and promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS

We currently sell and distribute our products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa. We also generate revenue in our Other category, which primarily consists of the manufacturing and product-packaging companies that we acquired during the first quarter of 2018. The following table sets forth the revenue for each of the segments and the Other category for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(U.S. dollars in millions)	2018		2017		2016

Mainland China	$886.5	33%	$717.0	32%	$610.4	28%
Americas/Pacific	385.0	14	342.4	15	298.8	13
South Korea	373.4	14	361.7	16	413.7	19
Southeast Asia	316.9	12	268.6	12	271.9	12
Japan	254.9	10	256.1	11	279.0	13
Hong Kong/Taiwan	185.9	7	166.7	7	184.0	8
EMEA	182.4	7	160.3	7	147.3	7
Other	94.0	3	6.3	—	2.7	—
Total	$2,679.0	100%	$2,279.1	100%	$2,207.8	100%

Additional comparative revenue and related financial information is presented in Note 18 to the consolidated financial statements contained in this report.

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

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets generally:

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

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. For example, in 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims. We have taken additional steps to educate our distributors on proper earnings claims. If our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business.

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and distributors who have never sponsored other distributors, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China’s direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by state, provincial and local regulators as well as local customs and practices.

Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. As of January 31, 2019, we have obtained direct selling licenses in 37 cities in 25 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the Ministry of Commerce, PRC (“MOFCOM”), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Market Regulation at both provincial and state levels.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, due to recent events involving healthcare-related product claims for products of other companies in our industry, there has been increased regulatory scrutiny of the healthcare market, including direct selling. During the first quarter of 2019, we received guidance to limit certain business meetings in most provinces on a temporary basis. This could negatively impact our results for the first quarter and future quarters. In addition, following a number of negative media stories published in January 2014, we received inquiries from various government regulators in Mainland China asking us to respond to a number of allegations relating to our business practices, products and business model. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

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

In some markets, regulations applicable to the activities of our Sales Leaders may affect our business because we are, or regulators may assert that we are, responsible for our Sales Leaders’ conduct. In these markets, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how distributors approach prospective customers. From time to time, we receive warnings from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our distributors. As a result, we continually evaluate and enhance our distributor compliance, education and training efforts in Japan.

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of overseas personnel or foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies.

Please refer to Item 1A. Risk Factors for more information on regulatory and other risks associated with our business.

Product Regulations

Our Nu Skin and Pharmanex products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those distributed by us.

Regulation of Personal Care Products in the United States. Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that among other things determine whether a product can be marketed as a “cosmetic” or requires further approval as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations.

The FDCA defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance.” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body (“structure/function claims”). A product’s intended use can be inferred from marketing or product claims, and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use that are the product of certain scientific advancements or production processes may be restricted or prohibited in the future as more is learned about such ingredients.

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

Regulation of Personal Care Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, personal care products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “non-special-purpose cosmetics.” Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for some categories of personal care products in Mainland China can be unpredictable and generally takes from 9 to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

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

The FDA Food Safety Modernization Act (“FSMA”), which was signed into law in 2011, also increased the FDA’s authority with respect to food safety and is considered one of the most significant changes to the FDCA with respect to strengthening the U.S. food safety system in recent years. It enables the FDA to focus more on preventing food safety problems rather than primarily reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. As the agency finalizes implementation and training of regulations pursuant to FSMA, there is likely to be increased regulatory scrutiny with respect to food and nutritional supplements, and such scrutiny is likely to continue.

The FDA regulates dietary supplements principally under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA formally defines what may be sold as a dietary supplement, defines statements of nutritional support and the conditions under which they may lawfully be used, and includes provisions that permit the FDA to regulate manufacturing practices and labeling claims applicable to dietary supplements. Because the majority of our Pharmanex products are regulated under DSHEA, we are generally not required to obtain regulatory approval prior to introducing a dietary supplement into the United States market. Prior to marketing a product, we are obligated to notify the FDA of any structure/function claims that we intend to make about the product in any product-related materials.

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the U.S. before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” The enforcement of the term “chemically altered” has been and continues to evolve within the FDA. As such, an ingredient that is deemed today not to be “chemically altered” may be viewed otherwise in the future, which could lead to our being required to reformulate or cease marketing the product until such time that we can find a suitable replacement. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may seek to remove from the market any new dietary ingredient that the FDA determines to be unsafe. In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

Regulation of Nutritional Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our Pharmanex products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. As a result, we must often modify the ingredients and/or the levels of ingredients in our products for certain markets, or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.

Because of negative publicity associated with some adulterated or misbranded supplements, including pharmaceutical drugs marketed as dietary supplements, there has been an increased movement in the United States and other markets to expand the regulation of dietary supplements, which could lead to additional restrictions or requirements in the future. In general, the regulatory environment is becoming more complex with increasingly stricter regulations each year.

Manufacturing Process. In 2008, and as updated more recently under the regulations implementing the Food Safety Modernization Act, the FDA established regulations to require current “good manufacturing practices” for dietary supplements and food products in the United States. The regulations ensure that dietary supplements and food products are produced in a quality manner, do not contain contaminants or impurities above pre-established levels, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements or food products contain contaminants or allergens or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization, permanent impairment or death associated with consumers’ use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third-party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls. Failure to comply with good manufacturing practices could also result in product recalls.

Advertising and Product Claims. Most of our major markets also regulate advertising and product claims regarding the efficacy and quality of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are typically not able to make any “medicinal” claims with respect to our Pharmanex products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

In the United States, the FDA generally prohibits disease diagnosis, prevention and treatment claims when made for a dietary supplement. DSHEA, however, permits substantiated, truthful and non-misleading “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect the structure, function or well-being of the body, but such statements may not state that a dietary supplement will reduce the risk or incidence of a disease unless such claim has been reviewed and approved by the FDA. In addition, the FDA permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. In 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than thirty days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance, however, that the FDA or FTC will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim” or that such claims have competent and reliable scientific evidence. Such a determination might prevent the use of such a claim or result in additional FDA enforcement.

We are aware of media reports regarding dietary supplements, which call for the repeal or amendment of DSHEA. Individuals or groups that are opposed to supplements or question their safety or efficacy may attempt to use these media reports to propose legislation intended to amend or repeal DSHEA. Some of the legislative proposals may include variations on premarket approval, enhanced premarket safety or substantiation required and changing the definition of a “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

Most of the other markets in which we operate have not adopted legislation like DSHEA, and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make claims regarding these products. If marketing materials produced or used by us or our sales force globally make claims that exceed the scope of allowed claims for nutritional supplements, the FDA or other regulatory authorities could deem our products to be unapproved drugs. In Mainland China, we also face significant restrictions on our ability to make product claims regarding the efficacy of our products. In a series of articles in 2014, prominent media outlets in Mainland China questioned some of the product claims made by our sales people and the scientific basis of these claims. This resulted in significant negative media attention for us. Such attention could harm consumers’ perception of our business and our products and could negatively impact the registration, licensing status and sales of our products.

The FTC, which exercises primary jurisdiction over the advertising of all of our products in the United States, has instituted enforcement actions against dietary supplement, food, and cosmetic companies for, among other things, deceptive advertising and lack of adequate scientific substantiation for claims. We also face limitations on our use of the scientific experts who have helped us develop and test some of our products. In the United States, for example, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising may restrict marketing to those results obtained by a “typical” consumer and require disclosure of any material connections between an endorser and the company or products they are endorsing. In Mainland China, some media outlets have questioned the nature and extent of our connections with our Scientific Advisory Board and others who have helped in developing our scientific approach or testing our products. This negative publicity could harm consumers’ perception of our business and our products, which could negatively impact our revenue. We cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future.

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

Regulation of Medical Devices. In 2014, our facial spa was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the U.S. and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

In addition, medical device manufacturers must adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. If in connection with these inspections, the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If the FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and criminal and civil fines.

Our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets. Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems are registered as “health care equipment” or “household appliances.” We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Avon Products, Herbalife and Mary Kay. We also compete with local direct selling companies. For example, the leading direct selling companies in Mainland China are Infinitus, Perfect and Joymain. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

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

EMPLOYEES

As of December 31, 2018, we had approximately 4,900 full- and part-time employees worldwide. This does not include approximately 40,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

AVAILABLE INFORMATION

Our website address is www.nuskin.com. We make available, free of charge on our Investor Relations website, ir.nuskin.com, our annual reports on Form10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We also use our Investor Relations website, ir.nuskin.com, as a channel of distribution of additional Company information that may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission filings and public conference calls and webcasts. The contents of our website shall not be deemed to be incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our employees, officers and directors, including our subsidiaries. Our Code of Conduct is available in the “Corporate Governance” section of our Investor Relations website at ir.nuskin.com. In addition, stockholders may obtain a copy, free of charge, by making a written request to Investor Relations, Nu Skin Enterprises, Inc., 75 West Center Street, Provo, Utah 84601. Any amendments or waivers (including implicit waivers) regarding the Code of Conduct requiring disclosure under applicable SEC rules or NYSE listing standards will be disclosed in the same section of our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of January 31, 2019 are as follows:

Name	Age	Position
Steven J. Lund	65	Executive Chairman of the Board
Ritch N. Wood	53	Chief Executive Officer
Ryan S. Napierski	45	President
Mark H. Lawrence	49	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	66	Executive Vice President of Product Development and Chief Scientific Officer
D. Matthew Dorny	54	Executive Vice President, General Counsel and Secretary

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

Ritch N. Wood has served as our Chief Executive Officer since March 2017. Previously, he served as our Chief Financial Officer since 2002. Mr. Wood joined our company in 1993 and served in various capacities before his appointment as Chief Financial Officer, including Vice President of Finance and Vice President of New Market Development. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

Ryan S. Napierski has served as our Company’s President since March 2017. Previously, he served as President of Global Sales and Operations from September 2015 to March 2017. Prior to serving in that position, he served as both President of our North Asia region since June 2014 and President of Nu Skin Japan since June 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master’s degree in business administration from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

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

We face a number of substantial risks. Our business, financial condition or results of operations could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, which should be considered together with the other items in this Annual Report on Form 10-K, including Item 1. Business and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
the actions of our current or former sales force and employees, including any allegations that our sales force or employees have overstated or made false product claims or earnings representations, or engaged in unethical or illegal activity;

•	misperceptions about the types and magnitude of economic benefits offered at different levels of sales engagement in our business; and

•	public, governmental or media perceptions of the direct selling, nutritional supplement or personal care industries generally.

In addition, these issues have previously resulted in negative publicity and have harmed our business. Critics of our industry, short sellers and other individuals who want to pursue an agenda have in the past and may in the future utilize the Internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. In Mainland China, we have recently seen increased adverse publicity regarding the direct selling and healthcare products industries. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. As a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in Mainland China, the government has recently increased its scrutiny of activities within the healthcare market, including direct selling. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of new regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, in January 2014, a series of articles was published in Mainland China containing a number of allegations, including, among other things, that our compensation practices violated Chinese regulations against pyramid and multi-level sales models, that our recruiting and training techniques were unlawful or inappropriate and that certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations. As a result of these allegations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see “We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results.” In response to media scrutiny and this government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Further media scrutiny, particularly any coming from media outlets with close connections to the government of Mainland China, could result in further regulatory scrutiny and investigations in Mainland China and could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have obtained direct selling licenses and can also sell through our service centers or our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified.

If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader trains, manages and services in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

As of January 31, 2019, we have obtained direct selling licenses in 37 cities in 25 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government's continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

If we are not able to register products for sale in Mainland China, our business could be harmed.

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. If the recent media and government scrutiny of the healthcare industry results in more burdensome regulations related to product registration, we may have more difficulty getting new nutritional products registered for sale in Mainland China. We market both "health foods" and "general foods" in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a "general food" while seeking "health food" classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

As we expand our direct selling channel, we face additional product marketing restrictions compared to our retail store channel. Under applicable direct selling regulations in Mainland China, we can only register products for direct selling if we manufacture them and if they fall within categories that are authorized for direct selling, such as cosmetics, cleaning supplies, health foods, healthcare devices, small kitchen utensils and household appliances. Products that are not categorized as direct selling products and products that are manufactured by third parties are prohibited from marketing or selling through our direct sales channel.  If we cannot successfully manufacture our own direct selling products, we will not be able to sell these products through the direct sales channel. Any marketing and sale of non-direct selling products by our independent direct sellers could result in negative publicity, fines and other government sanctions being imposed against us.

Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States has proposed and enacted additional tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including Mainland China, have indicated that they may impose tariffs on U.S. imports, or have already implemented tariffs on U.S. imports, or they may take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between Mainland China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

Tariff discussions between the U.S. and its trading partners are ongoing and fluid. Any additional tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, Mainland China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

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

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We may also face challenges retaining our sales force as the population of our markets transitions to a new, millennial demographic, with its associated new and different dynamics of loyalty. Many millennials are particularly savvy with social sharing across multiple business opportunity platforms. There can be no assurance that our initiatives will continue to generate excitement among our sales force in the long term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

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

In 2016, the FTC entered into a settlement with another multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance. If the requirements in this settlement lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and distributors who have never sponsored other distributors, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

Following an audit of our Vietnam business during 2017, regulators in Vietnam informed us that an account transfer fee that we charge to distributors who transfer their business to a different market may be viewed, with respect to distributors who transfer to Vietnam, as an illegal sign-up fee under Vietnam's anti-pyramid laws. The account transfer fee is approximately $25. We have held discussions with the Vietnam authorities about this matter. Consequences for violating Vietnam's anti-pyramid laws may include monetary penalties and revocation of our license to do business in Vietnam. Our Vietnam subsidiary's revenue represented 1.6% of our 2018 consolidated revenue.

We could also be subject to challenges by private parties in civil actions. We are aware of recent civil actions against some of our competitors in the United States, which have and may in the future result in significant settlements. Allegations by short sellers directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

Foreign-currency fluctuations and inflation in foreign markets could impact our financial position and results of operations.

In 2018, approximately 88% of our sales occurred in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations can also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2015 and 2014, we recorded $10.2 million and $46.3 million, respectively, of non-cash foreign-currency charges related to the devaluation of the Venezuela currency after Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles. During the third quarter of 2016, we ceased business operations in Venezuela. Argentina also was recently designated as a highly inflationary economy; accordingly, beginning with the third quarter of 2018, we began to apply highly inflationary accounting for our Argentina operations, which could result in additional foreign-currency charges. Other markets, including Ukraine, have experienced weakening currencies, and it is possible that this and other markets may be so designated in the future. Our Venezuela, Argentina and Ukraine subsidiaries’ net sales revenue each represented less than 1.6% of consolidated net sales revenue during each of the periods ended December 31, 2018, 2017 and 2016.

Although we may engage in transactions intended to reduce our exposure to foreign-currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign-currency fluctuations occurred as a result of the June 2016 referendum in the United Kingdom in which voters approved an exit from the European Union. Rules related to the 2017 U.S. tax reform legislation also could affect foreign-currency fluctuations. In addition, members of the current U.S. presidential administration have expressed antipathy toward some international trade agreements and have begun to implement or have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the U.S. and other markets. Any such proposal or measure could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Difficult economic conditions could harm our business.

Global economic conditions continue to be challenging. Difficult economic conditions could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. For example, certain economic indicators cause uncertainty regarding the potential for growth in the economies of the United States and Mainland China. Declines in economic conditions in these markets could negatively impact our business and revenue in these markets and in other markets globally.

Improper sales force actions could harm our business.

Sales force activities that violate applicable laws or regulations could result in government or third-party actions against us, which could harm our business.

For example, in 2014, allegations were made by various media outlets that certain of our sales representatives in Mainland China failed to adequately follow and enforce our policies and regulations. In response to these and other allegations, Chinese regulators commenced a review of our business in Mainland China. In response to this media scrutiny and government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Similar or more extreme actions by government agencies in Mainland China in the future could have a significant adverse impact on our business and results of operations.

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities in the past. Japan imposes strict requirements regarding how distributors approach prospective customers. From time to time, we receive warnings from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our distributors. As a result, we continually evaluate and enhance our distributor compliance, education and training efforts in Japan. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a United States Federal Trade Commission (“FTC”) investigation that resulted in our entering into a consent agreement with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Federal Trade Commission and by judicial authorities against us and other companies in South Korea indicate that, if our sales force engages in criminal activity, we may be held liable or penalized for failure to supervise them adequately. Our sales force may attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

We have also seen an increase in the use of social media by our sales force to promote our business opportunity and products, which increases the burden on us to monitor compliance of such activities and increases the risk that such social media content could contain problematic claims in violation of our policies and applicable regulations. In addition, social media platforms could decide to block, or decrease the prominence of, our sales force’s content for any reason, including if our sales force violates the social media platform’s policies.

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

We have experienced periodic fluctuations in both Sales Leaders and Customers in the past and could experience such fluctuations again in the future. Our ability to retain our Sales Leaders and Customers could be affected as our sales force makes increased use of social sharing channels, which may allow them to more easily engage their consumers and sales network in other opportunities. If our initiatives do not drive growth in both Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and to find, train and develop new Sales Leaders. Our operating results could be harmed if we and our Sales Leaders do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force could be negatively impacted by several additional factors, including:

•	any adverse publicity regarding us, our products, our distribution channel, or our competitors;

•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

•	lack of compelling products or income opportunities, including through our sales compensation plans and other incentive trips and offerings;

•	negative sales force reaction to changes in our sales compensation plans;

•	any negative public perception of our products and their ingredients;

•	any negative public perception of our sales force and direct selling businesses in general;

•	our actions to enforce our policies and procedures;

•	any regulatory actions or charges against us or others in our industry;

•	general economic and business conditions, including employment levels;

•	recruiting efforts of our competitors; and

•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2018, we had a global network of approximately 1,244,000 Customers. Approximately 73,400 of our Customers were Sales Leaders. As of December 31, 2018, approximately 810 Sales Leaders occupied the highest level under our global sales compensation plan, and in Mainland China we have approximately 350 key Sales Leaders who play a significant role in managing, training and servicing our sales force in that market and driving sales. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Our business could be negatively impacted if we fail to execute our product launch process or ongoing product sales due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

Prior to making a key product generally available for purchase, we may do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We may experience difficulty effectively managing growth associated with these offerings and may face increased risk of improper sales force activities and related government scrutiny.

In addition, the size and condensed schedule of these product offerings increase pressure on our supply chain and order processing systems. We have in the past, and may in the future, failed to appropriately scale our system capacity and operations in response to changes in demand for our existing products or to the demand for new products, which reduces our sales force’s confidence in our business and could harm our reputation and profitability.

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

If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, in 2015 and 2014, we incurred inventory write-downs of $37.9 million and $50.0 million, respectively, which primarily resulted from reduced sales expectations primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products, including our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa. Any determination by regulatory authorities in our markets that these products must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa as medical devices in most of our markets, we have registered our ageLOC Spa systems as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market our facial spa for over-the-counter use. There have been legislative proposals in the Philippines relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems, Pharmanex BioPhotonic Scanner and ageLOC LumiSpa in this market. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy or is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions. For example, in January 2016, our Taiwan subsidiary received a notification of charges alleging that certain of our employees and distributors in Taiwan inappropriately imported and sold ageLOC Body Spa devices in Taiwan in 2012 and 2011. Although we ultimately prevailed in this matter and were found by the court to be not guilty, we cannot provide assurance that we will prevail if other allegations related to our devices arise in the future.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we successfully obtained clearance to market our facial spa for over-the-counter use in the United States, and registered our ageLOC Spa systems as a medical device in Indonesia, Thailand and Colombia, because medical device regulations vary widely from market to market, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance. If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

•	impose requirements related to sign-up, order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;

•	require us, or our sales force, to register with government agencies;

•	impose limits on the amount of sales compensation we can pay;

•	impose reporting requirements; and

•	require that our sales force is compensated primarily for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and, like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. For example, Vietnam recently made significant changes to its direct selling laws and, as a result, is requiring all companies to renew their licenses. In the license-renewal process, government authorities may examine all aspects of our business practices and claims. Because all companies are required to obtain recertification, there has been a significant backlog and only a small number of companies received the new certification prior to the original deadline. The government has extended the deadline. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline.

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

In addition, we have been required to modify our sales compensation plan in certain markets, including South Korea, from time to time to remain in compliance with applicable sales compensation limits. Because sales compensation, as a percentage of revenue, can fluctuate as sales force productivity fluctuates, we may be required to make further changes to stay within applicable sales compensation limits or may be at risk of exceeding them. In addition, which revenues and expenses are within the scope of these regulations is not always clear, and interpretation and enforcement of these laws are subject to change, which could require us to make further changes or result in non-compliance with these regulations. Any failure to keep sales compensation within legal limits in Mainland China, South Korea, Indonesia, Vietnam or any other market that imposes a sales compensation limit could result in fines or other sanctions, including suspensions.

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

In 2009 in the United States, the FTC approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) that require disclosure of material connections between an endorser and the company they are endorsing and generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our ageLOC Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

Regulations governing the registration or pre-approval of our products could harm our business.

Our products are subject to numerous domestic and foreign government agencies' and authorities' laws and extensive regulations governing the ingredients and products that may be marketed without pre-market approval and/or registration. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can also limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets.

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

For example, in the United States, some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA's interpretation of the dietary ingredient notification requirements, and in August 2016, the FDA issued a revised draft guidance that superseded the 2011 version. This draft guidance is not yet final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

We face similar pressures in our other markets, including Europe, which continue to set new limits on acceptable maximum levels of various vitamins and minerals, as well as on permitted ingredients and ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 ("novel foods") without going through an extensive registration and pre-market approval process.

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

New regulations governing the formulation, introduction, marketing and sale of our products to consumers could harm our business.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products. In addition, the adoption of new regulations or changes in the interpretations and enforcement of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales.

We have observed a general increase in regulatory activity and activism in the United States and across many markets globally where we operate, and the regulatory landscape is becoming more complex with increasingly strict requirements. In particular, the requirements are impacting the ingredients we can include in our products, the accepted quantities of those ingredients and the quality and characterization of the ingredients. Global regulators have in recent years become overall more restrictive on the accepted levels of active ingredients that we can use in our product, in some cases banning them outright. They have also become more restrictive on permitted contaminant levels in ingredients and, in many cases, have forced complete removal of such contaminants. In certain cases, such as regarding some pesticides which are virtually ubiquitous in nature, it has proven difficult to comply with the requirements. Further, many of the restrictions regarding ingredient quality are not directly applicable to our products, leaving the possibility that our interpretation of compliance may not match that of the enforcing authorities. Often there is a lack of an equivalent active ingredient present in the marketplace. In other cases, the removal or reduction of a technical ingredient, such as various types of parabens, leads to a significant change to the character of the product that may make it no longer desirable or safe to the consumer. If this trend in new regulations continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

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

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices that apply to us and to our vendors covering product categories such as dietary supplements, cosmetics, foods, over-the-counter drugs and medical devices. The Good Manufacturing Practices impose stringent requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which often require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, certain Good Manufacturing Practices obligate us to track and periodically report adverse events to government agencies. Compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. In addition, our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, in prior years, we have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions. In addition, these risks associated with noncompliance could increase as we acquire businesses, including the businesses we acquired during the first quarter of 2018 and any businesses we may acquire in the future.

The loss of suppliers or shortages in ingredients could harm our business.

We and our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our nutritional products, including g3 juice and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once a year and may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

Production difficulties, quality control problems, inaccurate forecasting and reliance on third-party suppliers could harm our business.

Production difficulties, quality control problems, inaccurate forecasting and our reliance on third party suppliers to manufacture and deliver products that meet our specifications in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the availability of raw materials, components, packaging and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

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

We see our products being sold through online marketplace sites and other distribution channels in certain markets. Although we continually take steps to control product diversion, including products sold in Mainland China, this activity continues to be a challenge, and we believe that changes to our global sales compensation plan or increased use of online channels for conducting sales transactions have and may continue to lead to increased product diversion. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Changes to our sales compensation plans could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.

Our sales compensation includes some components that differ from market to market. We modify components of our sales compensation from time to time to keep our sales compensation plans competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. In the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we have now rolled out across most of our markets. Although we believe these changes have yielded positive results in many of our markets to date, they have not been viewed positively by some of our sales force, and it is difficult to predict the long-term impacts of these changes. Certain changes we made to our global sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business.

Among the recent changes to our global sales compensation program is a new bonus program for our sales force, funded in part by slightly increased prices for some of our products. These price increases could decrease consumer demand, causing the bonus program to result in higher selling expenses without a corresponding increase in revenue.

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

We have been, and may again become in the future, party to litigation, investigations, audits or other legal matters. For example, in 2014, we were named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China and as a nominal defendant in a shareholder derivative suit relating to the same issues. Also, beginning in 2014, we were in discussions with the Securities and Exchange Commission (“SEC”), which discussions were focused on a charitable donation we made in Mainland China in 2013 and issues related thereto. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues. We also have been involved in two separate disputes with customs authorities in Japan with respect to customs assessments on several of our products. Although we settled the purported class action, shareholder derivative action and SEC investigation during 2016 and the Japan courts reached final decisions on the customs disputes in 2013 and 2018, these matters were, and any future matters that we may become involved in may be, expensive and time consuming. In general, litigation claims or other legal matters could result in settlements or damages that could significantly affect financial results. It is not possible to predict the final resolution of any litigation to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). Allegations that we are not in compliance with anti-corruption laws may require us to dedicate time and resources to an internal investigation of the allegations or may result in a government investigation. Any determination that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities, which have recently brought a number of enforcement actions against companies with extensive international operations. For example, in 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets. Additionally, in September 2016, we reached a resolution with the SEC, in which the SEC found that our books and records and internal controls related to a charitable contribution in Mainland China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to this settlement, we neither admitted nor denied the SEC's findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective or prevent future fines or penalties under the FCPA or other anti-corruption laws.

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

As a U.S. company doing business globally, we are subject to all applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. The tax and customs laws in each jurisdiction are continually changing and are further subject to interpretation by the local government agencies. We have experienced increased efforts by customs authorities in some markets to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate, increase our overall tax or customs expense or otherwise harm our business.

We may be held responsible for certain taxes or assessments relating to the activities of our sales force, which could harm our financial condition and operating results.

We are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our sales force. In addition, authorities in some jurisdictions have challenged the “independent contractor” status of distributors of some multi-level marketing companies, and they may continue to do so. In the event that local laws and regulations, or the interpretation of local laws and regulations, change to require us to treat members of our sales force as employees rather than independent contractors, or that our independent distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, withholding and related taxes, minimum wage laws, and any related assessments and penalties, which could harm our financial condition and operating results. This risk increases as our sales force increases its use of social sharing, as several jurisdictions’ regulations protect in-person or in-home sales demonstrations from creating an employment relationship but are less protective of online demonstrations. If our independent distributors were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our operating results, cash flows and financial condition.

We are subject to taxes in the U.S. and numerous foreign jurisdictions, where a number of our subsidiaries are organized. Tax laws, regulations, administrative practices and interpretations in various jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, as the U.S. did with its tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Foreign governments may enact tax laws in response to the Tax Reform Act that could result in further changes to global taxation and may materially affect our operating results and financial condition.

The Tax Reform Act made significant changes to the rules applicable to the taxation of corporations, such as reduction of the U.S. corporate tax rate from 35% to 21%. The Tax Reform Act changes are complex and subject to additional guidance to be issued by the U.S. Treasury and the Internal Revenue Service. The Tax Reform Act requires complex computations that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Reform Act and the preparation and analysis of information not previously relevant or regularly produced. As future guidance is issued, we may make adjustments to amounts we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, the individual states’ reactions to the federal tax changes are evolving. As a result, the overall impact of the Tax Reform Act is uncertain. It is possible that the application of any new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

We are currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, investigation or other tax controversy could have a material effect on our operating results, cash flows or financial condition in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations and any other tax controversies could be materially different from our historical income tax provisions.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2018, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, manufacturing facilities, retail stores and service centers located in many of our markets. Additionally, we also use third party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. For example, the earthquake and tsunami in 2011 disrupted our operations in Japan and negatively impacted our operating results. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third-party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

The markets for our products are intensely competitive. Our results of operations may be harmed by market conditions and competition in the future. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products and with the products of other direct selling companies. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the personal care and nutritional market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies.

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

To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent and trademark infringement suits or interference proceedings and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

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

System failures, capacity constraints and other information technology difficulties could harm our business.

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

Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyber attacks, changes in our information technology systems or organization, and other events. We have, and may in the future, experienced system failures and outages. We have adopted and implemented a Business Continuity/Disaster Recovery Plan under which our data is archived and stored at third-party secure sites, and we have recovery sites for certain critical data and operations. However, we cannot guarantee that these backup systems, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, thus resulting in a loss of revenue, loss of confidence of our sales force and harm to our reputation.

In addition, we make significant expenditures on our information technology infrastructure and other technology initiatives, and these items could become obsolete or impaired. In the fourth quarter of 2018, we engaged a chief transformation officer, who was charged with reviewing and evaluating our information technology infrastructure and organization and our social sharing and digital initiatives. Following this review, we determined to alter our strategic direction with respect to some of our systems and tools, resulting in impairment charges of approximately $49 million. We also incurred approximately $22 million in severance payments and other expenses related to the reorganization of our Information Technology Department and other corporate and regional offices. In addition to these charges that we have already incurred, additional cash outlay and new personnel will also be necessary for execution of new plans and strategy, and we cannot provide assurance that these new plans and strategy will be successful.

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

We collect, store and transmit large volumes of company, employee, sales force and guest data, including payment card information, personally identifiable information and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The integrity and protection of this data is critical to our business.

We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. For example, during 2018, the General Data Protection Regulation went into effect in the European Union, imposing increased data protection regulations, the violation of which could result in fines of up to 4% of our annual revenue. In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide certain disclosures to California consumers and allow such consumers to opt-out of certain sharing of personal information when it goes into effect on January 1, 2020. The CCPA has already been amended, and it remains unclear whether it will be further amended or how it will be interpreted.

In the United States, congressional committees have recently held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. The prospect of new data privacy laws and ambiguity regarding the interpretation of existing laws has resulted in significant uncertainty and compliance costs. In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. In particular, maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. Making these changes is, and will likely continue to be, difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines and harm our reputation. In 2017, our South Korea business was investigated by regulators in that market, and although the investigation did not result in significant fines, future investigations could result in significant fines or harm to our reputation. Private actions by affected individuals could also result in significant monetary or reputational damage.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force, disruption of our operations and damage to our reputation. These risks are heightened as we work with third-party partners and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches. Acquisition activity, which we have recently engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

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

Our Class A common stock closed at $51.88 per share on January 31, 2017 and closed at $65.65 per share on January 31, 2019. During this two-year period, our Class A common stock traded as low as $47.10 per share and as high as $88.68. per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

•	fluctuations in our operating results;

•	government investigations of our business;

•	trends or adverse publicity related to our business, products, industry or competitors;

•	the sale of shares of Class A common stock by significant stockholders;

•	demand, and general trends in the market, for our products;

•	acquisitions by us or our competitors;

•	economic or currency exchange issues in markets in which we operate;

•	changes in estimates of our operating performance or changes in recommendations by securities analysts;

•	speculative trading, including short selling and options trading; and

•	general economic, business, regulatory and political conditions.

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

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2018, we had $122.9 million in cash denominated in Chinese RMB. Currency exchange restrictions in Venezuela also impeded our Venezuela subsidiary’s ability to obtain U.S. dollars to pay for imported products or to repatriate dividends to the United States. We ceased business operations in Venezuela in 2016.

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

Manufacturing Facilities

We operate manufacturing facilities in Mainland China, and in 2018 we acquired two manufacturing companies in Utah.

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

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2019 was 258. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

October 1 – 31, 2018	64,083	$72.50	64,083	$487.7
November 1 – 30, 2018	248,564	67.18	248,564	471.0
December 1 – 31, 2018	—	—	—	471.0
Total	312,647	68.27	312,647

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2018 of an assumed $100 investment in our Class A common stock, the S&P MidCap 400 Consumer Staples Index and the S&P 500 Index. The stock performance graph in our Annual Report on Form 10-K for the 2017 fiscal year included an index of publicly-traded peers (the “Peer Group”). We have determined to begin including the S&P MidCap 400 Consumer Staples Index rather than the Peer Group to provide a more objective representation of companies in our industry. As required by SEC rules, we include the Peer Group in the graph below because we included it for the immediately preceding fiscal year. The Peer Group consists of Avon Products, Inc., The Estée Lauder Companies Inc., Herbalife Nutrition Ltd., Mannatech, Inc., Nature’s Sunshine Products, Inc., Tupperware Brands Corporation, USANA Health Sciences, Inc. and Weight Watchers International, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, the S&P MidCap 400 Consumer Staples Index,
and a Peer Group

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index	Peer Group Index
December 31, 2013	100.00	100.00	100.00	100.00
December 31, 2014	32.45	113.69	135.21	79.34
December 31, 2015	29.04	115.26	130.39	84.58
December 31, 2016	37.87	129.05	147.44	76.45
December 31, 2017	55.49	157.22	152.28	116.70
December 31, 2018	50.87	150.33	141.39	128.02

The Stock Performance Graph above shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2018	2017		2016		2015		2014
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$2,679,008	$2,279,099		$2,207,797		$2,247,047		$2,569,495
Cost of sales	634,140	502,078		500,457	(1)	489,510	(2)	478,434	(2)
Gross profit	2,044,868	1,777,021		1,707,340		1,757,537		2,091,061
Operating expenses:
Selling expenses	1,071,020	938,024		922,083		951,372		1,116,572
General and administrative expenses	662,302	564,514		554,153		561,463		622,301
Restructuring and impairment expenses(3)	70,686	—		—		—		—
Total operating expenses	1,804,008	1,502,538		1,476,236		1,512,835		1,738,873
Operating income	240,860	274,483		231,104		244,702		352,188
Other income (expense), net	(21,194)	(8,916)		(18,265)		(32,743	)(4)	(53,681	)(4)
Income before provision for income taxes	219,666	265,567		212,839		211,959		298,507
Provision for income taxes	97,779	136,130	(5)	69,753		78,913		109,331
Net income	$121,887	$129,437		$143,086		$133,046		$189,176
Net income per share:
Basic	$2.21	$2.45		$2.58		$2.29		$3.20
Diluted	$2.16	$2.36		$2.55		$2.25		$3.11
Weighted-average common shares outstanding (000s):
Basic	55,170	52,806		55,412		57,997		59,073
Diluted	56,476	54,852		56,097		59,057		60,887

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$398,257	$438,246		$368,126		$303,725		$300,208
Working capital	359,582	330,419		315,326		298,795		416,338
Total assets	1,694,446	1,589,872		1,474,045		1,505,843		1,614,434
Current portion of long-term debt	69,455	77,840		82,727		67,849		82,770
Long-term debt	361,008	310,790		334,165		181,745		164,567
Stockholders’ equity	781,867	704,596		664,070		825,621		942,438
Cash dividends declared per share	1.46	1.44		1.42		1.40		1.38

Supplemental Operating Data (at end of period):
Approximate number of Customers(6)	1,244,000	1,070,000		988,000		994,000		1,208,000
Number of Sales Leaders(7)	73,400	81,900		61,600		67,600		62,000

(1)	Includes a non-cash Japan customs expense of $31.4 million.

(2)	Includes write-downs of inventory of $37.9 million and $50.0 million in 2015 and 2014, respectively, resulting primarily from reduced sales expectations primarily in our Greater China region.

(3)	Consists of expenses incurred in connection with restructuring and exit activities.

(4)	Includes $10.2 million and $46.3 million of foreign currency charges in 2015 and 2014, respectively, related to the devaluation of the Venezuela currency.

(5)	Includes a negative non-cash net impact of $47.7 million from 2017 tax reform legislation in the United States.

(6)
“Customers” are persons who purchased products directly from the company during the previous three months. Our Customer numbers do not include consumers who purchase products directly from members of our sales force.

(7)	“Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview

Our Products

Founded more than 30 years ago, Nu Skin Enterprises, Inc. develops and distributes innovative consumer products, offering a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2018, our revenue of $2.7 billion was primarily generated by our two category brands: our beauty and personal care category brand known as Nu Skin and our nutritional products category brand, Pharmanex. We have also leveraged our scientific expertise in the area of anti-aging to develop our ageLOC brand that features innovative products in both of these categories. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

In 2018, we acquired three companies that, respectively, manufacture products for the personal care and nutrition industries and specialize in product packaging. These companies provide products and services not only to our core Nu Skin business but also to external customers so that these companies can build their own brands within their own industries to better achieve their growth potential. Our manufacturing and packaging companies generated $90.6 million of our 2018 reported revenue (excluding sales to our core Nu Skin business).

Our Global Operations

Nu Skin’s operations span approximately 50 markets with approximately 88% of our 2018 revenue coming from outside of the United States. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In 2018, our revenue benefited 1% from foreign-currency fluctuations compared to 2017. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2018, we had approximately 1,244,000 persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

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

Since 2008, we have focused on the development of products under our ageLOC brand, an innovative line of anti-aging solutions that feature skin treatment and nutritional products. This anti-aging line includes such products as our ageLOC LumiSpa skin treatment and cleansing device, ageLOC TR90 weight management system, ageLOC Spa systems and gels, ageLOC Youth nutritional supplement and ageLOC Me customized skin care system. Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers and Sales Leaders.

Our Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a key product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides important marketing and forecasting information about the products to our company.

Income Statement Presentation

We report revenue in seven segments, and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. The following table sets forth revenue information by segment for the periods indicated. This table should be reviewed in connection with the information presented under “Results of Operations,” which describes selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in millions)	2018		2017		2016

Mainland China	$886.5	33%	$717.0	32%	$610.4	28%
Americas/Pacific	385.0	14	342.4	15	298.8	13
South Korea	373.4	14	361.7	16	413.7	19
Southeast Asia	316.9	12	268.6	12	271.9	12
Japan	254.9	10	256.1	11	279.0	13
Hong Kong/Taiwan	185.9	7	166.7	7	184.0	8
EMEA	182.4	7	160.3	7	147.3	7
Other	94.0	3	6.3	—	2.7	—
Total	$2,679.0	100%	$2,279.1	100%	$2,207.8	100%

Cost of sales primarily consists of:

•	cost of products purchased from third-party vendors;

•	costs of self-manufactured products;

•	cost of adjustments to inventory carrying value;

•	freight cost of shipping products to our sales force and import duties for the products; and

•	royalties and related expenses for licensed technologies.

We source the majority of our products from third-party vendors. Under direct selling regulations in Mainland China, we are required to manufacture the products we distribute through independent direct sellers in Mainland China. We also recently acquired three companies in the United States that are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as wages, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Fluctuations occur in the amount of commissions paid as the Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses. For example, in the fourth quarter of 2017, we began to implement significant enhancements to our global sales compensation plan, which we have now rolled out across most of our markets. One of the changes is a new bonus program for our sales force, which has an increasing effect on our selling expenses as a percentage of revenue.

Outside of Mainland China, distributors also have the opportunity to make profits by purchasing products from us at a discount and selling them to consumers with a mark-up. We do not account for, nor pay, additional commissions on these mark-ups received by distributors. In many markets, we also allow individuals who are not part of our sales force, whom we refer to as “preferred customers,” to buy products directly from us at a discount. We pay commissions on preferred customer purchases to the referring member of our sales force.

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

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2018 were approximately 16.5% in Hong Kong, 20.0% in Taiwan, 22.35% in South Korea, 35.88% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2018, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 44.5% for the year ended December 31, 2018.

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

Revenue. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. In most markets, we offer a return policy that allows our sales force to return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of annual revenue. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Through our product subscription and loyalty programs, which vary from market to market, participants who commit to purchase on a monthly basis receive a discount from suggested retail or wholesale prices, as applicable. We account for this discount as a reduction in the transaction price. Participants may cancel their commitment at any time, however some markets charge a one-time early cancellation fee. All purchases under these programs are subject to our standard product payment and return policies.

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2018, we had net deferred tax assets of $19.1 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits, interest expense limitations, and net operating losses. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, the interest expense limitation, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2018. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2016. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2019 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2012. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

At December 31, 2018, we had $11.5 million in unrecognized tax benefits of which $11.4 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2017, we had $5.5 million in unrecognized tax benefits of which $5.2 million, if recognized, would affect the effective tax rate. We recognized a benefit of approximately $0.7 million in interest and penalties during the year ended December 31, 2017 and $1.3 million in interest and penalties during the year ended December 31, 2018. We had approximately $0.9 million, $1.6 million and $2.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2016, 2017 and 2018, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. Beginning in 2011, we had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the qualitative assessment during fiscal year 2018. We used the quantitative assessment for fiscal years 2017 and 2016. Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2018	2017	2016

Revenue	100.0%	100.0%	100.0%
Cost of sales	23.7	22.0	22.7

Gross profit	76.3	78.0	77.3

Operating expenses:
Selling expenses	40.0	41.1	41.7
General and administrative expenses	24.7	24.8	25.1
Restructuring and impairment expenses	2.6	—	—

Total operating expenses	67.3	65.9	66.8

Operating income	9.0	12.1	10.5
Other income (expense), net	(0.8)	(0.4)	(0.8)

Income before provision for income taxes	8.2	11.7	9.7
Provision for income taxes	3.7	6.0	3.2

Net income	4.5%	5.7%	6.5%

2018 Compared to 2017

Overview

Revenue in 2018 increased 17.5% to $2.68 billion from $2.28 billion in 2017. As of the end of the fourth quarter of 2018, Sales Leaders were down 10% and Customers were up 16% compared to the prior year. Earnings per share for 2018 were $2.16, compared to $2.36 for 2017.

The growth in our business reflects success with our growth strategy that focuses on platforms, products and programs. Our Sales Leaders continued to have success with social sharing initiatives, particularly in our Americas/Pacific, Southeast Asia and EMEA segments, and we believe our Velocity sales compensation program enhancements, which we have rolled out to most of our markets, also helped drive increases in Customer and Sales Leader activity. Our ageLOC LumiSpa skin treatment and cleansing device continues to generate strong sales and sales force engagement, particularly in our Mainland China, Southeast Asia and Americas/Pacific segments. We began the launch process for this product in the fourth quarter of 2017, and we made it generally available for purchase in each of our markets during 2018. Our 2018 revenue includes approximately $278 million in LumiSpa sales, compared to approximately $130 million in 2017.  As previously disclosed, our Sales Leader number at the end of 2017 was higher due to these initial LumiSpa offerings, followed by an expected decline in the first quarter of 2018. Sales Leaders increased sequentially each quarter throughout 2018 after the first quarter.

Our revenue benefited 4% in 2018, compared to the prior year, from the businesses we acquired during the first quarter of 2018. Our revenue also benefited 1% from foreign-currency fluctuations in 2018.

In the fourth quarter of 2018, we adopted a restructuring program, under which we incurred charges totaling $70.7 million for impairment of information technology assets and employee severance. The year-over-year decrease in our earnings per share primarily reflects this restructuring charge, as well as foreign-currency charges of $16.4 million due to the strengthening of the U.S. dollar and a $7.2 million charge in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes. These charges were partially offset by increased revenue in 2018 and a $47.7 million charge in 2017 due to tax reform legislation in the United States. Our acquisitions in the first quarter of 2018 also resulted in a $13.6 million gain in the first quarter, which was partially offset by $9.2 million in amortization of acquired intangible assets under acquisition accounting throughout 2018. For more information about these items, see “Restructuring and impairment expenses” and “Other income (expense), net,” below.

Segment Results

We report our business in seven segments to reflect our current management approach. Effective as of the first quarter of 2018, we reorganized the structure of our segments to reflect that our Pacific region, which was previously managed by our Southeast Asia regional management and was included in our South Asia/Pacific operating segment, is now managed by our Americas regional management and is included in our Americas/Pacific operating segment. Segment information for the years ended December 31, 2017 and 2016 has been recast to reflect this change.

The following table sets forth revenue for the years ended December 31, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands):

	Year Ended December 31,			Constant
				Currency
	2018	2017	Change	Change(1)

Mainland China	$886,472	$716,991	24%	21%
Americas/Pacific	385,034	342,429	12%	20%
South Korea	373,357	361,692	3%	1%
Southeast Asia	316,890	268,631	18%	18%
Japan	254,939	256,085	—	(2%)
Hong Kong/ Taiwan	185,893	166,696	12%	11%
EMEA	182,394	160,275	14%	10%
Other	94,029	6,300	1,393%	1,393%
Total	$2,679,008	$2,279,099	18%	17%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the years ended December 31, 2018 and 2017 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 18 to the consolidated financial statements contained in this report.

	2018	2017	Change

Mainland China	$253,598	$211,625	20%
Americas/Pacific	52,433	51,885	1%
South Korea	107,215	100,964	6%
Southeast Asia	78,598	63,296	24%
Japan	56,676	51,372	10%
Hong Kong/Taiwan	33,392	27,958	19%
EMEA	14,773	11,749	26%

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2018 and 2017. “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements have adjusted the requirements for qualifying and maintaining “Sales Leader” status, which could impact the number of independent distributors under our global compensation program who achieve such requirements. For example, the level of sales volume necessary to achieve initial qualification has been increased in some markets, and the enhanced program also provides some flexibility to remain a Sales Leader with lower sales volume for a short time. As of the end of 2018, we had launched Velocity in our South Korea, Americas/Pacific and Japan segments; Taiwan; and most of the markets in our Southeast Asia segment. Mainland China operates under a different business model and is not impacted by these changes.

	As of December 31, 2018		As of December 31, 2017		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	304,000	33,100	193,000	40,600	58%	(18%)
Americas/Pacific	249,000	8,300	244,000	8,900	2%	(7%)
South Korea	182,000	7,600	173,000	8,400	5%	(10%)
Southeast Asia	153,000	8,900	122,000	8,000	25%	11%
Japan	130,000	5,900	132,000	6,600	(2%)	(11%)
Hong Kong/Taiwan	77,000	4,800	71,000	4,700	8%	2%
EMEA	149,000	4,800	135,000	4,700	10%	2%

Total	1,244,000	73,400	1,070,000	81,900	16%	(10%)

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our business’s performance in Mainland China in 2018 was strong. The year-over-year increase in revenue reflects continued interest in LumiSpa, which we began launching in this segment in the fourth quarter of 2017.  As expected, following the LumiSpa offering and a sales promotion in the fourth quarter of 2017, our Sales Leaders declined in the first quarter 2018, followed by increases during the year.  Our 58% year-over-year increase in Customers reflects successful Customer growth initiatives, primarily in the fourth quarter.

The year-over-year increase in segment contribution primarily reflects higher revenue in 2018.

Due to recent events involving healthcare-related product claims for products of other companies in our industry, there has been increased regulatory scrutiny of the healthcare market, including direct selling. During the first quarter of 2019, we received guidance to limit certain business meetings in most provinces on a temporary basis. This could negatively impact our results for the first quarter and future quarters.

To date, the recently enacted tariffs and trade dispute between the United States and Mainland China have not materially impacted our business, although we believe it has impacted foreign currency exchange rates which will have a negative impact on our revenue in Mainland China on a U.S. dollar basis if they do not return to prior levels. In the event the trade disputes between the United States and Mainland China continue or intensify, our business could be negatively impacted in the future. For more information, see Item 1A. Risk Factors—“Recently enacted tariffs, other potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.”

Americas/Pacific. Our business in this segment improved on a year-over-year basis, with increases in our revenue and Customers. These improvements are largely due to interest in LumiSpa, growth in some of our Latin America markets and social sharing initiatives in the United States.  In the second half of the year, our Argentina business experienced sequential declines in revenue, Sales Leaders and Customers. The 8% foreign currency impact on the segment’s revenue was primarily attributable to Argentina. Argentina was classified as a highly inflationary economy under U.S. accounting standards in the third quarter of 2018. We have implemented price increases in response to inflation in Argentina.

The year-over-year increase in segment contribution primarily reflects increased revenue and a 1.5 percentage-point improvement in gross margin, partially offset by a 2.8 percentage-point increase in selling expenses as a percentage of revenue. These changes in selling expenses and gross margin reflect the impact of Velocity. As previously disclosed, Velocity includes a new bonus program for our sales force that is funded by slightly increased prices for some of our products, causing both gross margin and selling expenses as a percentage of revenue to increase. The increase in selling expenses was also impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives, which were higher for the first quarter of 2018 in North America and Latin America on a year-over-year basis.

South Korea. While our business in this segment continued to be challenged in 2018, the business showed improvements in the fourth quarter due to the launch of Velocity and a new product, such that we reported slight growth in revenue for the year.  We believe the difficulties we have experienced in this segment are a result of the political and economic environment in South Korea and online competitive pressures.

The year-over-year increase in segment contribution primarily reflects reductions in general and administrative expenses, primarily due to decreased expenses related to distributor events.

Southeast Asia.  The year-over-year increases in revenue, Sales Leaders and Customers in our Southeast Asia segment reflect growth in most markets within this segment. The growth was primarily driven by successful social sharing initiatives, interest in LumiSpa and distributor events. Eighty percent of our year-over-year revenue growth in this segment was attributable to Vietnam and Malaysia, reflecting strong interest in LumiSpa in those markets. In addition, we launched Velocity in most markets within this segment during the third quarter, which we believe benefited Customer acquisition.

The year-over-year increase in segment contribution primarily reflects higher revenue in 2018, as well as improvements in gross margin due to changes in product mix.

Japan. Our revenue, Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market, which we believe is attributable to a challenging regulatory environment and an aging demographic.

The year-over-year increase in segment contribution reflects a 1.0 percentage-point decrease in selling expenses as a percentage of revenue and a 1.2 percentage-point decrease in general and administrative expenses as a percentage of revenue.

Hong Kong/Taiwan. The year-over-year growth in revenue in our Hong Kong/Taiwan segment reflects strong interest in LumiSpa, which also contributed to Sales Leader and Customer growth.   The increase in Customers also reflects successful social sharing initiatives in Hong Kong.

The year-over-year increase in segment contribution for 2018 primarily reflects higher revenue in 2018 and a 1.3 percentage-point decrease in selling expenses as a percentage of revenue, as ticket sales for a regional convention in Hong Kong during the second quarter of 2018 did not carry any selling expenses.

EMEA. The year-over-year growth in revenue and Customers in this segment reflects continued success of Sales Leader social sharing initiatives, as well as successful product initiatives, including seasonal promotions and products that are conducive to social sharing. The 14% increase in reported revenue for 2018 also reflects a favorable foreign-currency impact of 4%.

The year-over-year increase in segment contribution for 2018 primarily reflects higher revenue in 2018. Segment contribution also benefited from decreased general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue increased.

We currently do not expect that the United Kingdom’s withdrawal from the European Union will have a material impact on our business. We continue to monitor this situation closely.

Other. In addition to our seven segments, the manufacturing and product-packaging companies that we acquired during the first quarter of 2018 generated $90.6 million of reported revenue in 2018. These companies provide products and services both to our company and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

As a result of these acquisitions, we incurred $9.2 million of expense associated with the amortization of acquired intangible assets under acquisition accounting in 2018. We currently expect that these expenses will decrease to less than $1.0 million per quarter in 2019. For information about these acquisitions, see Note 16 to the consolidated financial statements contained in this report.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2018 increased 17.5% to $2.68 billion compared to $2.28 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 76.3% in 2018 compared to 78.0% in 2017. The year-over-year decrease was driven by a negative impact of 1.8 percentage points in 2018 from the manufacturing and product-packaging businesses we acquired in the first quarter of 2018. As previously disclosed, these businesses operate at significantly lower gross margins than that of our core business, and therefore, we would expect to report a lower gross margin than we reported prior to the acquisitions. The gross margin of our core business remained relatively even with the prior year, as changes in product mix and other savings offset the impact on our gross margin caused by LumiSpa, which we launched during the fourth quarter of 2017 and which has a lower gross margin than other products.

Selling expenses

Selling expenses as a percentage of revenue decreased to 40.0% in 2018 compared to 41.1% in 2017. The revenue from our acquired companies does not carry significant selling expenses, which lowered selling expenses as a percentage of revenue by 1.4 percentage points. This impact was partially offset by a 1.0 percentage point impact of the new bonus program related to Velocity.

General and administrative expenses

General and administrative expenses increased to $662.3 million in 2018, compared to $564.5 million in 2017. The $97.8 million increase primarily reflects a $57.3 million increase in labor expense due to increased employee headcount and the payment of increased employee incentive compensation upon achievement of performance goals. As a percentage of revenue, general and administrative was flat, at 24.7% and 24.8% for 2018 and 2017 respectively.

Restructuring and impairment expenses

In the fourth quarter of 2018, we adopted a restructuring program. This program primarily impacted our information technology infrastructure and organization and other departments within our corporate and Americas offices. As a result of the restructuring program, we recorded a non-cash charge of $48.6 million for impairment of information technology assets, including internally developed software for our social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with our restructuring. We additionally recorded $7.2 million of non-cash inventory write-offs as restructuring charges, which were recorded in cost of sales and in connection with our business strategy. The restructuring charges were predominately recorded in our Corporate and Other category. Because of our planned investment to transition to the cloud and secure required talent to execute this transition, we do not anticipate the restructuring to result in significant cost savings for 2019.

Other income (expense), net

Other income (expense), net for 2018 was $21.2 million of expense, compared to $8.9 million of expense in 2017. This increase in expense reflects a 2018 foreign currency translation expense of $16.4 million primarily resulting from the strengthening of the U.S. dollar against the China yuan and Argentina peso, as well as a non-cash charge of $7.2 million in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes. These increases in expense were partially offset by a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions. For more information on these items, see Notes 6 and 16 to the consolidated financial statements contained in this report.

Provision for income taxes

Provision for income taxes decreased to $97.8 million in 2018 from $136.1 million in 2017. Our effective tax rate decreased to 44.5% of pre-tax income in 2018 from 51.3% in 2017. Our increased effective tax rate in 2017 primarily reflects the impact of the U.S. tax reform legislation that was enacted in December 2017. Our 2018 effective tax rate was impacted significantly by the restructuring and impairment expenses incurred in the fourth quarter of 2018, which reduced our pre-tax income.

For 2019, we currently anticipate that our effective tax rate will be approximately 33-36%. Our actual 2019 effective tax rate could differ materially from this estimate. Due to the U.S. tax reform legislation, our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation. For more information, see Item 1A. Risk Factors—“We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our operating results, cash flows and financial condition.”

Net income

As a result of the foregoing factors, net income in 2018 decreased to $121.9 million, compared to $129.4 million in 2017.

2017 Compared to 2016

Overview

Revenue in 2017 increased 3% to $2.28 billion from $2.21 billion in 2016. As of the end of the fourth quarter of 2017, Sales Leaders were up 33% and Customers were up 8% compared to the prior year. Earnings per share for 2017 were $2.36, compared to $2.55 for 2016.

In 2017, our Mainland China segment generated 17% revenue growth compared to 2016. Revenue in our Americas and EMEA segments also increased 15% and 9%, respectively, reflecting the success of social sharing initiatives in certain markets of those segments. These gains were partially offset by declines in our South Korea, Japan and Hong Kong/Taiwan segments.

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

The year-over-year decrease in our earnings per share primarily reflects a negative net impact of $0.87 on our 2017 earnings per share from the tax reform legislation that was enacted in the United States in December 2017. This negative impact was partially offset by our higher revenue in 2017, lower weighted-average shares outstanding in 2017 due to approximately $71.7 million in stock repurchases during 2017, and two charges incurred in 2016: a non-cash Japan customs expense of $31.4 million and a foreign-currency charge of $11.1 million.

Segment Results

Effective as of the first quarter of 2017, we report our business in seven segments. The following table sets forth revenue for the years ended December 30, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands):

	Year Ended December 31,			Constant Currency
	2017	2016	Change	Change(1)

Mainland China	$716,991	$610,414	17%	19%
Americas/Pacific	342,429	298,774	15%	15%
South Korea	361,692	413,696	(13%)	(15%)
Southeast Asia	268,631	271,897	(1%)	—
Japan	256,085	279,042	(8%)	(5%)
Hong Kong/ Taiwan	166,696	183,979	(9%)	(12%)
EMEA	160,275	147,318	9%	6%
Other	6,300	2,677	135%	135%
Total	$2,279,099	$2,207,797	3%	3%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The table below sets forth segment contribution for the years ended December 31, 2017 and 2016 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 18 to the consolidated financial statements contained in this report.

	2017	2016	Change

Mainland China	$211,625	$135,174	57%
Americas/Pacific	51,885	47,803	9%
South Korea	100,964	117,142	(14%)
Southeast Asia	63,296	67,952	(7%)
Japan	51,372	59,175	(13%)
Hong Kong/Taiwan	27,958	35,978	(22%)
EMEA	11,749	10,386	13%

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

	As of December 31, 2017		As of December 31, 2016		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	193,000	40,600	175,000	22,000	10%	85%
Americas/Pacific	244,000	8,900	184,000	7,300	33%	22%
South Korea	173,000	8,400	192,000	9,600	(10%)	(13%)
Southeast Asia	122,000	8,000	98,000	7,000	24%	14%
Japan	132,000	6,600	137,000	6,700	(4%)	(1%)
Hong Kong/Taiwan	71,000	4,700	73,000	4,600	(3%)	2%
EMEA	135,000	4,700	129,000	4,400	5%	7%

Total	1,070,000	81,900	988,000	61,600	8%	33%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our business’s performance in Mainland China in 2017 was steady, with revenue, Sales Leaders and Customers each increasing on a year-over-year basis. The momentum in this segment reflects favorable responses to our product and sales compensation initiatives, the launch of ageLOC Me in the first half of 2017, and an offering of ageLOC LumiSpa during the fourth quarter of 2017. The LumiSpa offering generated approximately $53 million in revenue and, together with a sales promotion in the fourth quarter, drove Sales Leader growth. The year-over-year revenue comparison also reflects approximately $65 million generated by a limited-time offer of ageLOC Me during 2016.

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

Americas/Pacific. Our business in this segment improved on a year-over-year basis, with increases in our revenue, Sales Leaders and Customers. These improvements are largely due to growth in some of our Latin America markets and social sharing initiatives in the United States.

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

Southeast Asia. The increases in Sales Leaders and Customers in this segment for 2017 were primarily driven by successful social sharing initiatives in several markets of the segment and by an offering of ageLOC LumiSpa during the fourth quarter of 2017. The 2017 LumiSpa offering generated approximately $15 million in revenue. A 2016 limited-time offer of ageLOC Youth generated approximately $35 million in revenue.

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

Hong Kong/Taiwan. The declines in revenue and Customers in this segment were driven by lower Sales Leader levels throughout most of 2017 as fewer people were selling our products. Our initiatives generally did not generate the increases in Sales Leaders during 2017 that we had been targeting in this segment. The number of Sales Leaders as of the end of 2017 was higher than the end of 2016 due to an offer of LumiSpa in the fourth quarter of 2017.

The year-over-year decrease in segment contribution reflects decreased revenue, which also caused a 1.7 percentage point increase in general and administrative expenses as a percentage of revenue due to the fixed nature of certain of our general and administrative expenses as revenue decreased.

EMEA. The year-over-year growth in revenue, Sales Leaders and Customers in this segment reflects continued success of Sales Leader social sharing initiatives in certain markets of the region. Foreign-currency fluctuations also positively impacted revenue 3% in 2017 compared to 2016.

Segment contribution in 2017 increased proportionately with revenue; as a percentage of revenue, segment contribution was 7.2% in 2017 compared to 7.0% in 2016.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2017 increased 3% to $2.28 billion compared to $2.21 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue increased to 78.0% compared to 77.3% in 2016. This year-over-year increase was primarily driven by the non-cash Japan customs expense of $31.4 million in the first quarter of 2016 that is discussed in Note 21 to the consolidated financial statements contained in this report. The year-over-year increase in gross margin caused by this 2016 expense was partially offset by the impact of changes in product mix in 2017; specifically, our LumiSpa device has a slightly lower margin than other products because of the higher cost of the unit. Significant sales of this device will lower our gross margins slightly.

In the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we have now rolled out in most of our markets.

Selling expenses

Selling expenses as a percentage of revenue decreased to 41.1% in 2017 compared to 41.7% in 2016. The decline in selling expenses as a percentage of revenue reflects normal fluctuations in our sales compensation.

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

Provision for income taxes

Provision for income taxes increased to $136.1 million in 2017 from $69.8 million in 2016. The effective tax rate increased to 51.3% of pre-tax income in 2017 from 32.8% in 2016. The increase in the effective tax rate primarily reflects the impact of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which was enacted in the United States in December 2017. The Tax Reform Act contains significant changes to corporate taxation, including reduction of the United States corporate tax rate from 35% to 21%. As a result of the Tax Reform Act, we recorded a $52.0 million valuation allowance on our foreign tax credit carryover. In addition, we recognized $7.3 million in additional tax expense for previously indefinitely reinvested earnings. The valuation allowance and additional expense was partially offset by an $11.6 million benefit due to the write-off and remeasurement of net deferred tax liabilities.

Net income

As a result of the foregoing factors, net income in 2017 decreased to $129.4 million, compared to $143.1 million in 2016.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $202.7 million in cash from operations during 2018, compared to $302.6 million in cash from operations during 2017. This decrease in cash generated from operations during 2018 primarily reflects (1) the payment of significant accruals as of the end of 2017, particularly commissions based on the initial LumiSpa offerings in the fourth quarter of 2017; (2) payments to build up inventory for our increased sales, including of LumiSpa, in 2018; and (3) increased salary and employee incentive compensation payments due to increased employee headcount and the achievement of performance goals in 2018.  The Consolidated Statement of Cash Flows for 2018, 2017 and 2016 contained in this report also includes adjustments related to the impairment of information technology assets, deferred taxes due to the 2017 tax reform and Japan customs expense, respectively, because these items were non-cash charges.

As of December 31, 2018, cash and cash equivalents, including current investments, were $398.3 million compared to $438.2 million as of December 31, 2017. This decrease in cash and cash equivalents primarily reflects the quarterly dividend payments, cash paid for 2018 acquisitions, debt repayments, repurchases of our common stock and purchases of property and equipment, partially offset by cash flow from operations and proceeds from debt. Working capital as of December 31, 2018 was $359.6 million compared to $330.4 million as of December 31, 2017. The increase in working capital was primarily due to a higher inventory balance and accounts receivable due to our first quarter acquisition of manufacturing entities, partially offset by a lower cash balance at the end of 2018 compared to 2017.

Capital expenditures. Capital expenditures in 2018 totaled $70.4 million. We expect that the capital expenditures in 2019 will be primarily related to:

•	the expansion and upgrade of facilities in our various markets; and

•	purchases and expenditures for computer systems and equipment, software, application development and the migration of legacy systems to cloud-based systems.

We estimate that capital expenditures for the uses listed above will total approximately $65 – 75 million for 2019. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. We currently expect that our expenditures for this project will be approximately $55 million over the next 2-3 years, including approximately $20-30 million during 2019.

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

Modification of previous credit agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014, with several financial institutions as lenders and Bank of America, N.A., as administrative agent (the “Previous Credit Agreement”). We had indebtedness of $185.8 million and $257.6 million in principal amount outstanding under the Previous Credit Agreement as of December 31, 2017 and the repayment date of April 18, 2018 respectively. See Note 6 to the consolidated financial statements contained in this report for further information regarding the New Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2015, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions, and in July 2018, our board of directors terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. During 2018, we repurchased approximately 0.5 million shares of our Class A common stock under the 2015 plan for $40.6 million and approximately 0.4 million shares under the 2018 plan for $29.0 million. At December 31, 2018, $471.0 million was available for repurchases under the 2018 plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. Our board of directors declared and paid cash dividends on our Class A common stock of $0.365 per share during each quarter of 2018. These quarterly cash dividends totaled approximately $80.6 million. The board of directors has approved an increased quarterly cash dividend of $0.37 per share of Class A common stock to be paid on March 13, 2019, to stockholders of record on February 25, 2019. Annually, this would increase the dividend to $1.48 from $1.46 in 2018. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2018 and 2017, we held $398.3 million and $438.2 million, respectively, in cash and cash equivalents, including current investments. These amounts include $348.1 million and $413.8 million as of December 31, 2018 and 2017, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2018, we had $122.9 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2018 (U.S. dollars in thousands):

	Total	2019	2020-2021	2022-2023		Thereafter

Long-term debt obligations(1)	$385,000	$20,000	$57,500	$307,500	$	─
Interest payable	75,216	20,365	34,490	20,361		─
Operating lease obligations	116,478	39,358	47,819	21,673		7,628
Financing obligations	4,943	726	1,505	1,564		1,148
Purchase obligations	160,480	126,043	24,864	5,216		4,357
Other long-term liabilities reflected on the balance sheet(2)	111,916	8,551	13,575	13,430		76,360
Total	$854,033	$215,043	$179,753	$369,744		$89,493

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4 million.

(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management’s best estimate.

Contingent Liabilities

Please refer to Note 19 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

Prior to making a key product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders, a limited-time offer, or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Sales Leaders and/or Customers during the quarter and can skew year-over-year and sequential comparisons.

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

	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	304,000	33,100	193,000	40,600	175,000	22,000
Americas/Pacific	249,000	8,300	244,000	8,900	184,000	7,300
South Korea	182,000	7,600	173,000	8,400	192,000	9,600
Southeast Asia	153,000	8,900	122,000	8,000	98,000	7,000
Japan	130,000	5,900	132,000	6,600	137,000	6,700
Hong Kong/Taiwan	77,000	4,800	71,000	4,700	73,000	4,600
EMEA	149,000	4,800	135,000	4,700	129,000	4,400
Total	1,244,000	73,400	1,070,000	81,900	988,000	61,600

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2018				2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenue	$683.3	$675.3	$704.2	$616.2	$666.2	$563.7	$550.1	$499.1
Gross profit	521.4	517.9	535.6	469.9	517.7	442.9	428.6	387.8
Operating income	18.4	80.7	82.8	59.0	99.1	64.4	64.7	46.3
Net income	(17.8)	53.1	51.0	35.5	18.2	41.7	42.0	27.5
Net income per share:
Basic	(0.32)	0.99	0.92	0.66	0.35	0.79	0.79	0.52
Diluted	(0.32)	0.94	0.90	0.64	0.33	0.76	0.77	0.51

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2018, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2018, 2017 and 2016.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2018, and 2017, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third party foreign debt. As of December 31, 2018, we did not hold any forward contracts designated as foreign-currency cash flow hedges, compared to such contracts with notional amounts totaling approximately 600 million Japanese yen ($5.5 million) as of December 31, 2017, to hedge forecasted foreign-currency-denominated intercompany transactions. We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2018				2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Argentina	37.1	31.1	23.0	19.7	17.6	17.3	15.8	15.6
Australia	1.4	1.4	1.3	1.3	1.3	1.3	1.3	1.3
Canada	1.3	1.3	1.3	1.3	1.3	1.3	1.3	1.3
Eurozone countries	0.9	0.9	0.8	0.8	0.8	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	14,763	14,620	13,961	13,577	13,535	13,331	13,311	13,342
Japan	112.8	111.5	109.2	108.2	112.9	111.0	111.1	113.6
Mainland China	6.9	6.8	6.4	6.4	6.6	6.7	6.9	6.9
Malaysia	4.2	4.1	4.0	3.9	4.2	4.3	4.3	4.4
Philippines	53.2	53.5	52.5	51.6	50.8	50.9	49.9	50.0
Singapore	1.4	1.4	1.3	1.3	1.4	1.4	1.4	1.4
South Korea	1,128.3	1121.1	1080.4	1072.7	1,104.3	1,132.7	1,130.6	1,151.2
Taiwan	30.8	30.7	29.7	29.3	30.1	30.3	30.3	31.0
Thailand	32.8	33.0	32.0	31.6	32.9	33.3	34.3	35.1
Vietnam	23,318	23,237	22,808	22,740	22,714	22,729	22,709	22,715

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A of Form 10-K is incorporated herein by reference from the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Currency Risk and Exchange Rate Information” and Note 14 to the consolidated financial statements contained in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.
Financial Statement Schedules:  Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC. Consolidated Balance Sheets (U.S. dollars in thousands)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$386,911	$426,399
Current investments	11,346	11,847
Accounts receivable	53,282	33,196
Inventories, net	295,821	253,454
Prepaid expenses and other	51,877	52,893
	799,237	777,789

Property and equipment, net	464,535	464,587
Goodwill	196,573	114,954
Other intangible assets, net	89,989	67,647
Other assets	144,112	164,895
Total assets	$1,694,446	$1,589,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,617	$50,341
Accrued expenses	322,583	319,189
Current portion of long-term debt	69,455	77,840
	439,655	447,370

Long-term debt	361,008	310,790
Other liabilities	111,916	127,116
Total liabilities	912,579	885,276

Commitments and contingencies (Notes 7 and 19)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	552,564	466,349
Treasury stock, at cost – 35.2 million and 37.9 million shares	(1,326,605)	(1,304,694)
Accumulated other comprehensive loss	(79,934)	(66,318)
Retained earnings	1,635,751	1,609,168
	781,867	704,596
Total liabilities and stockholders’ equity	$1,694,446	$1,589,872

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC. Consolidated Statements of Income (U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Revenue	$2,679,008	$2,279,099	$2,207,797
Cost of sales	634,140	502,078	500,457

Gross profit	2,044,868	1,777,021	1,707,340

Operating expenses:
Selling expenses	1,071,020	938,024	922,083
General and administrative expenses	662,302	564,514	554,153
Restructuring and impairment expenses	70,686	—	—

Total operating expenses	1,804,008	1,502,538	1,476,236

Operating income	240,860	274,483	231,104
Other income (expense), net (Note 20)	(21,194)	(8,916)	(18,265)

Income before provision for income taxes	219,666	265,567	212,839
Provision for income taxes	97,779	136,130	69,753

Net income	$121,887	$129,437	$143,086

Net income per share:
Basic	$2.21	$2.45	$2.58
Diluted	$2.16	$2.36	$2.55

Weighted-average common shares outstanding (000s):
Basic	55,170	52,806	55,412
Diluted	56,476	54,852	56,097

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC. Consolidated Statements of Comprehensive Income (U.S. dollars in thousands)

	Year Ended December 31,
	2018	2017	2016

Net income	$121,887	$129,437	$143,086

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $2,275, $(8,056), and $2,483 respectively	(13,474)	18,264	(13,127)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $18, $84 and $784, respectively	(160)	(152)	(1,423)
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(2), $169, and $(935), respectively	18	(308)	1,697
	(13,616)	17,804	(12,853)

Comprehensive income	$108,271	$147,241	$130,233

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC. Consolidated Statements of Stockholders’ Equity (U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2016	$91	$419,921	$(1,017,063)	$(71,269)	$1,493,941	$825,621

Net income	—	—	—	—	143,086	143,086
Other comprehensive income, net of tax	—	—	—	(12,853)	—	(12,853)
Repurchase of Class A common stock (Note 8)	—	—	(247,208)	—	—	(247,208)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	—	159	14,148	—	—	14,307
Excess tax benefit from equity awards	—	3,840	—	—	—	3,840
Stock-based compensation	—	8,890	—	—	—	8,890
Equity component of convertible note issuance (net)	—	6,825	—	—	—	6,825
Cash dividends	—	—	—	—	(78,438)	(78,438)
Balance at December 31, 2016	91	439,635	(1,250,123)	(84,122)	1,558,589	664,070

Cumulative effect adjustment from adoption of ASU 2016-09	—	2,800	—	—	(2,800)	—
Net income	—	—	—	—	129,437	129,437
Other comprehensive income, net of tax	—	—	—	17,804	—	17,804
Repurchase of Class A common stock (Note 8)	—	—	(71,731)	—	—	(71,731)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	9,479	14,964	—	—	24,443
Stock-based compensation	—	19,314	—	—	—	19,314
Acquisition of noncontrolling interests	—	(11,067)	—	—	—	(11,067)
Acquisition of equity method investment (0.2 million shares)	—	6,188	2,196	—	—	8,384
Cash dividends	—	—	—	—	(76,058)	(76,058)
Balance at December 31, 2017	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	(13,042)	(13,042)
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	—	(1,681)	(1,681)
Net income	—	—	—	—	121,887	121,887
Other comprehensive income, net of tax	—	—	—	(13,616)	—	(13,616)
Repurchase of Class A common stock (Note 8)	—	—	(69,565)	—	—	(69,565)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	2,804	7,973	—	—	10,777
Stock-based compensation	—	26,609	—	—	—	26,609
Business Acquisitions (1.5 million shares)	—	80,064	19,794	—	—	99,858
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(80,581)	(80,581)
Balance at December 31, 2018	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC. Consolidated Statements of Cash Flows (U.S. dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$121,887	$129,437	$143,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,003	71,564	72,397
Impairment of fixed assets	48,551	─	─
Equity method earnings	(456)	(1,048)	─
Gain on step acquisition	(13,644)	─	─
Loss on extinguishment of debt	7,220
Japan customs expense	─	─	31,355
Foreign currency (gains)/losses	16,381	(3,014)	8,863
Stock-based compensation	26,609	19,314	8,890
Deferred taxes	(14,929)	39,213	(17,652)
Changes in operating assets and liabilities:
Accounts receivable	(10,453)	(103)	3,357
Inventories, net	(33,371)	7,537	9,801
Prepaid expenses and other	(1,536)	14,250	37,789
Other assets	887	(11,658)	(3,969)
Accounts payable	(9,164)	6,834	13,443
Accrued expenses	(7,433)	22,490	(33,624)
Other liabilities	(10,814)	7,739	1,527

Net cash provided by (used in) operating activities	202,738	302,555	275,263

Cash flows from investing activities:
Purchases of property and equipment	(70,371)	(60,156)	(50,221)
Proceeds on investment sales	11,536	11,269	18,132
Purchases of investments	(11,420)	(11,332)	(17,080)
Acquisitions and investments in equity investees	(38,506)	(31,745)	(8,692)

Net cash used in investing activities	(108,761)	(91 964)	(57,861)

Cash flows from financing activities:
Payment of cash dividends	(80,581)	(76,058)	(78,438)
Repurchase of shares of common stock	(69,565)	(71,731)	(247,208)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	10,777	24,443	14,307
Income tax benefit of equity awards	─	─	5,651
Payments on long-term debt	(552,500)	(103,226)	(56,151)
Payment of debt issuance costs	(7,243)	─	(6,596)
Proceeds from long-term debt	582,398	67,000	233,721

Net cash used in financing activities	(116,714)	(159,572)	(134,714)

Effect of exchange rate changes on cash	(16,751)	18,134	(14,796)

Net increase (decrease) in cash and cash equivalents	(39,488)	69,153	67,892

Cash and cash equivalents, beginning of period	426,399	357,246	289,354

Cash and cash equivalents, end of period	$386,911	$426,399	$357,246

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a leading, global direct selling company that develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, the Company has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from seven segments: Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa (the Company's subsidiaries operating in these markets in each segment are collectively referred to as the “Subsidiaries”).

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $14.1 million and $8.1 million as of December 31, 2018 and 2017, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Raw materials	$91,610	$87,683
Finished goods	204,211	165,771
	$295,821	$253,454

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2018	2017	2016

Beginning balance	$8,081	$7,995	$20,744
Additions	23,940	16,382	24,906
Write-offs	(17,872)	(16,296)	(37,655)
Ending balance	$14,149	$8,081	$7,995

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Deferred charges	$6,703	$4,256
Prepaid inventory and import costs	2,808	9,397
Prepaid rent, insurance and other occupancy costs	8,799	14,558
Prepaid promotion and event cost	6,013	3,581
Prepaid other taxes	6,268	5,559
Forward contracts	─	158
Prepaid software license	4,006	255
Deposits	1,470	1,147
Other	15,810	13,982
	$51,877	$52,893

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on June 30. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company elected to perform the qualitative assessment during fiscal 2018 and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units.  In fiscal 2017 and 2016, a quantitative assessment was performed. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

No impairment charges were recorded for goodwill or intangibles during the periods presented.

Other assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Deferred taxes	$37,332	$33,785
Deposits for noncancelable operating leases	41,986	43,375
Cash surrender value for life insurance policies	35,590	37,737
Other	29,204	49,998
	$144,112	$164,895

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Accrued sales force commissions and other payments	$128,022	$151,549
Accrued income taxes	6,674	13,075
Accrued other taxes	38,693	44,580
Accrued payroll and other employee expenses	68,155	38,167
Accrued payable to vendors	34,539	29,874
Accrued royalties	3,899	2,623
Sales return reserve	3,577	4,523
Deferred revenue	20,104	12,669
Other	18,920	22,129
	$322,583	$319,189

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Other liabilities
Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Deferred tax liabilities	$18,236	$36,718
Reserve for other tax liabilities	14,382	7,163
Liability for deferred compensation plan	36,398	43,248
Pension plan benefits reserve	3,023	6,359
Build to suit – financing obligation	9,332	10,290
Deferred rent and deferred tenant incentives	5,665	6,389
Asset retirement obligation	6,444	6,578
Other	18,436	10,371
	$111,916	$127,116

Revenue recognition

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

In connection with the adoption of Topic 606, we used the following practical expedients offered as part of the adoption: sales commissions are generally expensed when incurred because the amortization period would have been one year or less, these costs are recorded within selling expenses; and the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The Company recorded a net reduction to opening retained earnings of $13.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the year ended December 31, 2018 was an increase of $1.1 million.

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $3.6 million and $4.5 million as of December 31, 2018 and 2017, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded sales returns of $52.0 million, $53.8 million and $61.2 million, respectively. The Company generally requires cash or credit card payment at the point of sale. Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

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

The Company recorded customer loyalty points under the cost provision method prior to the adoption of Topic 606. The loyalty point liability under the cost provision methodology was $1.9 million as of December 31, 2017. The Company recorded an additional liability of $13.0 million due to the cumulative impact of adopting Topic 606.  The balance of deferred revenue related to contract liabilities was $13.8 million as of December 31, 2018, and $14.9 million as of the beginning period upon adoption of the Topic 606.

Disaggregation of Revenue

Please refer to Note 18 - Segment Information for revenue by segment and product line.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2018, 2017 and 2016 totaled $19.1 million, $15.6 million and $15.9 million, respectively.

Selling expenses

Selling expenses are the Company’s most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as wages, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. In each of the Company’s markets, except Mainland China, Sales Leaders can earn “multi-level” compensation under the Company’s global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Outside of Mainland China, the Company’s distributors may make profits by purchasing the products from the Company at a discount and selling them to consumers with a mark-up. The Company does not account for nor pay additional commissions on these mark-ups received by distributors. In many markets, the Company also allows individuals who are not members of its sales force, referred to as “preferred customers,” to buy products directly from the Company at a discount. The Company pays commissions on preferred customer purchases to the referring member of its sales force.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $23.0 million, $22.0 million and $24.3 million in 2018, 2017 and 2016, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2019 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2018	2017	2016

Gross balance at January 1	$5,514	$5,290	$7,772
Increases related to prior year tax positions	5,161	─	185
Decreases related to prior year tax positions	─	(277)	─
Increases related to current year tax positions	3,704	669	918
Settlements	(956)	(159)	(3,369)
Decreases due to lapse of statutes of limitations	(1,483)	(187)	(252)
Currency adjustments	(484)	178	36
Gross balance at December 31	$11,456	$5,514	$5,290

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

At December 31, 2018, the Company had $11.5 million in unrecognized tax benefits of which $11.4 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2017, the Company had $5.5 million in unrecognized tax benefits of which $5.2 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company's gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0.5 to $2.0 million.

During the years ended December 31, 2018, 2017 and 2016 the Company recognized $1.3 million, $0.7 million and $(0.8) million, respectively in interest and penalties expenses/(benefits). The Company had $2.9 million, $1.6 million and $0.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2018, 2017 and 2016, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occur outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated financial statements. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $79.9 million (net of tax of $7.9 million), $66.4 million (net of tax of $5.8 million), and $84.7 million (net of tax of $13.4 million), at December 31, 2018, 2017 and 2016, respectively.

Classification of a highly inflationary economy

A market is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity’s parent company, and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of local currency into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statement of income.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2018, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the year ended December 31, 2018, 2017 and 2016.

Venezuela has been classified as a highly inflationary since 2010. During the third quarter of 2016 the Company ceased business operations in Venezuela.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2018 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2018 and 2017, the fair value of debt was $434.5 million and $515.2 million, respectively. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Accounting standards permit companies, at their option, to measure many financial instruments and certain other items at fair value. The Company has elected not to apply the fair value option to existing eligible items.

Stock-based compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in the Company’s financial statements based upon their respective grant date fair values. The Black-Scholes option-pricing model is used to estimate the fair value of stock options. The determination of the fair value of stock options is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company uses historical volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of the Company’s stock options. The fair value of the Company’s restricted stock units is based on the closing market price of its stock on the date of grant less the Company’s expected dividend yield. The Company recognizes stock-based compensation net of actual forfeitures over the requisite service period of the award.

The total compensation expense related to equity compensation plans was $26.6 million, $19.3 million and $8.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, 2017 and 2016, these amounts reflect the reversal of none, none, and $9.6, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2018, 2017 and 2016, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard was effective for the Company in the first quarter of 2018. As a result of adopting this new accounting guidance, the Company has changed the method of accounting for its loyalty points program from a cost provision method to a deferred revenue method. The Company adopted the new standard effective January 1, 2018 using the modified retrospective transition method. The cumulative impact of adoption was a $13.0 million net reduction to beginning retained earnings. See Note 2 – Revenue Recognition.

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). ASU 2016-02 will require companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. Under the new lease standard, we expect to derecognize the build-to-suit assets and liabilities that remained on our balance sheet following the construction period, see Note 7 for discussion of our build-to-suit lease. The Company expects the adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheet, but we do not expect a material impact on the Consolidated Statements of Income or Consolidated Statements of Cash Flows.  The Company will adopt the standard in the first quarter of 2019 using the modified retrospective transition method as of the adoption date. The Company plans to elect the package of practical expedients available under the transition provisions of the New Lease Standard, including: not reassessing whether expired or existing contract are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

In the second half of 2016, the FASB issued ASU Nos. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, and 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of these updates is to reduce the diversity in practice in the classification of certain cash receipts and cash payments, and the presentation of restricted cash within an entity’s statement of cash flows, respectively. These ASUs are effective for interim and annual fiscal periods beginning after December 15, 2017. This ASU was effective for the Company beginning on January 1. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance revises the definition of a business as it relates to acquisitions, disposals, goodwill impairments and consolidations. This ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. This ASU was effective for the Company beginning on January 1. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt the new standard effective January 1, 2019. The adoption of this guidance is not expected to have significant impact on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance provides an option to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. This ASU is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  The Company has elected to early adopt the standard effective October 1, 2018.  The cumulative impact of adoption was a $1.7 million net reduction to beginning retained earnings.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2018	2017

Land	$35,709	$33,667
Buildings	295,748	274,632
Construction in progress(1)	18,153	53,125
Furniture and fixtures	118,149	95,378
Computers and equipment	160,873	156,994
Leasehold improvements	147,604	123,479
Scanners	8,986	11,212
Vehicles	2,312	2,339
	787,534	750,826
Less: accumulated depreciation	(322,999)	(286,239)
	$464,535	$464,587

(1)
Construction in progress includes $8.7 million and $43.4 million as of December 31, 2018 and 2017, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $56.4 million, $58.3 million and $60.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The Company recorded an impairment of $48.6 million for the year ended December 31, 2018 in connection with our fiscal year 2018 restructuring plan, see Note 17 – Restructuring and Severance Charges.

4.	Goodwill

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

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 30, 2018 and December 31, 2017 (U.S. dollars in thousands):

	December 31, 2018	December 31, 2017(2)

Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Other(1)	81,619	─
Total	$196,573	$114,954

(1)	The other category represents goodwill allocated to the companies acquired during 2018 (see Note 16 – Acquisitions)
(2)	Goodwill was recast to reflect current period presentation by geographic region at December 31, 2018.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

All of the Company’s goodwill is recorded in US Dollar functional currency, and allocated to the respective segments. Goodwill is not amortized, rather it is subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown.

5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
Indefinite life intangible assets:	2018	2017

Trademarks and trade names	$24,599	$24,599
Other indefinite lived intangibles	3,763	3,763
	$28,362	$28,362

	December 31, 2018		December 31, 2017
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period

Scanner technology	$46,482	$42,690	$46,482	$39,657	18 years
Developed technology	22,500	20,032	22,500	19,207	20 years
Distributor network	11,598	11,598	11,598	11,598	15 years
Trademarks	5,823	1,812	2,785	1,197	11 years
Other	95,150	43,794	57,550	29,972	10 years
	$181,553	$119,926	$140,915	$101,631	14 years

Amortization of finite-life intangible assets totaled $18.3 million, $8.1 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,

2019	$14,271
2020	9,024
2021	7,491
2022	6,409
2023	6,224

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment.

6.	Long-Term Debt

Existing Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with various financial institutions, and Bank of America, N.A. as administrative agent. The Credit Agreement provided for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities. On April 18, 2018, the Company repaid the full balance that was outstanding under the Existing Credit Agreement. As of December 31, 2018, and 2017, the Company had an outstanding balance of zero and $47.5 million, respectively, on the revolving credit facility. The Existing Credit Agreement required that the Company maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The Convertible Notes mature on June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company may, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price is equal to or exceeds 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company’s exercise of such redemption right. The Holder of the Convertible Notes may, at its option, cause the Company to repurchase all of such Holder’s Convertible Notes or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company’s common stock, as those terms are defined in the indenture governing the Convertible Notes. In addition, each holder of the Convertible Notes shall have the right, at such holder’s option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes will be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company’s common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $46.50 per common share). Throughout the term of the Convertible Notes, the conversion rate may be adjusted upon the occurrence of certain specified events.

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was allocated to long-term debt (the “Liability Component”) and $10.9 million was allocated to additional paid-in-capital (the “Equity Component”) within the Company’s consolidated balance sheet. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, which represents the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding. The Equity Component will not be remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the “Debt Discount”) will be amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component will be accreted up to the Convertible Notes’ $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company’s consolidated statement of income. The effective interest rate on the Convertible Notes is approximately 7.1% per annum.

The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company’s consolidated balance sheet as a reduction of long-term debt is being amortized over the contractual term of the Convertible Notes using the effective interest method.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

During the year ended December 31, 2018, the Company recognized $3.5 million in interest expense related to the Convertible Notes, which included $3.0 million of contractual interest and $0.5 million in amortization of debt issuance costs and in amortization of the Debt Discount.

The following table summarizes the Company’s debt facilities as of December 31, 2017 and 2018:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2017	Balance as of December 31, 2018(1)(2)	Interest Rate	Repayment terms

October 2014 Credit Agreement term loan facility:

U.S. dollar denominated:	$127.5 million	$94.8 million	─	Variable 30 day: 4.627%	Principal amount was paid in full during April 2018.

Japanese yen denominated:	6.6 billion yen	4.9 billion yen ($43.5 million as of December 31, 2017)	─	Variable 30 day: 2.7595%	Principal amount was paid in full during April 2018.
October 2014 Credit Agreement revolving credit facility:		$47.5 million	─	Variable 30 day: 4.594%	Principal amount was paid in full during April 2018 and credit line was closed.
April 2018 Credit Agreement term loan facility:
	$400.0 million	─	$385.0 million	Variable 30 day: 4.77%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.
April 2018 Credit Agreement revolving credit facility:

		─	$49.5 million	Variable 30 day: 4.77%	Revolving line of credit expires April 18, 2023.

Japan subsidiary loan:	2.0 billion yen	0.7 billion yen ($5.9 million as of December 31, 2017)	─	0.66%	Principal amount was paid in full during July 2018.

Convertible note	$210.0 million	$210.0 million	─	4.75%	Principal amount was paid in full during April 2018.

(1)
As of December 31, 2018, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $20.0 million of the balance of its U.S. dollar denominated debt under the New Credit Agreement facility. The Company has classified the $49.5 million borrowed under the revolving line of credit as short term because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less a debt issuance costs of $4.0 million, which is not reflected in this table.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Interest expense relating to debt totaled $21.8 million, $22.2 million and $15.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Maturities of all long-term debt at December 31, 2018, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,

2019	$69,455
2020	27,500
2021	30,000
2022	37,500
2023	270,000
Thereafter	─
Total(1)	$434,455

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $4.0 million, which is not reflected in this table.

7.	Lease and Financing Obligations

In 2014, the Company’s subsidiary in South Korea entered into a lease agreement (the “Lease”) with a third-party landlord for a new regional headquarters. As part of the Lease, the landlord agreed to renovate an existing building (the “Existing Building”) and construct a new building (the “New Building”) adjacent to the Existing Building. The Lease provided that when such renovations and construction were completed, the Company and the landlord would enter into a new lease agreement (the “New Lease”) for the Existing Building and the New Building. In April 2015, the Company and the landlord entered into the New Lease on terms generally consistent with the 2014 lease. The New Lease term is for the period May 1, 2015 through April 30, 2025, with an option to extend the agreement for 10 years.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The Company accounts for its lease of the Existing Building as an operating lease. As an inducement to enter into the Lease, the landlord agreed to make certain improvements on behalf of the Company to the Existing Building. The improvements have been accounted for by the Company as a tenant incentive.

The Company has concluded that it is the deemed owner (for accounting purposes only) of the New Building during the construction period under build-to-suit lease accounting. Construction of the New Building began in June 2014 and was completed in June 2015. During the construction period, the Company recorded estimated project construction costs as a construction in progress asset in “Property and equipment, net” and a corresponding long-term liability in “Other liabilities,” respectively, in its consolidated balance sheets. In addition, the amounts that the Company has paid or incurred for normal tenant improvements were also recorded to the construction-in-progress asset.

At the end of the construction period in June 2015, the Company concluded that the New Lease of the New Building did not meet “sale-leaseback” criteria; therefore, the asset and obligation recognized during construction will remain recorded in the Company’s consolidated balance sheets. As of December 31, 2015, the completed building and normal tenant improvements under the lease have been reclassified from construction in progress to buildings and leasehold improvements, respectively. The Company accounts for the New Lease of the New Building as a financing with the associated lease payments allocated between the New Building and the underlying parcel of land on a relative fair value basis. Rent expense attributed to the underlying parcel of land, and representing the imputed cost to lease the land, is accounted for on a straight-line basis as the land element is an operating lease.

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

As of December 31, 2018, the Company had recognized $19.4 million as the value of the New Building and a financing obligation of $9.9 million, net of a $9.9 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet.  As of December 31, 2017, the Company had recognized $20.8 million as the value of the New Building and a financing obligation of $10.8 million, net of a $10.3 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

As of December 31, 2018, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $4.0 million and $3.7 million, respectively. As of December 31, 2017, the tenant incentive asset and deferred tenant incentive liability associated with the Existing Building totaled $4.9 million and $4.5 million, respectively.

In addition to the lease arrangements described above, the Company leases office space and computer hardware under noncancelable long-term operating leases. Most leases include renewal options of at least three years.

Minimum future operating leases and financing obligations at December 31, 2018 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Financing Obligations

2019	$39,358	$726
2020	27,553	748
2021	20,266	757
2022	11,723	770
2023	9,950	794
Thereafter	7,628	1,148
Total minimum lease payments	$116,478	$4,943

Rent expense for operating leases totaled $50.4 million, $50.7 million and $48.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense associated with the financing obligations was $0.2 million for the years ended December 31, 2018, 2017 and 2016.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $.001 per share, 500 million shares of Class A common stock, par value $.001 per share, and 100 million shares of Class B common stock, par value $.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2018 and 2017, there were no preferred or Class B common shares outstanding.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2018	2017	2016

Basic weighted-average common shares outstanding	55,170	52,806	55,412
Effect of dilutive securities:
Stock awards and options	1,061	1,110	683
Convertible note	245	936	2
Diluted weighted-average common shares outstanding	56,476	54,852	56,097

For the years ended December 31, 2018, 2017 and 2016, other stock options totaling 0.9 million, 0.4 million and 2.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The convertible notes have a dilutive impact on EPS when the average market price of the Company’s common stock for a given period exceeds the initial conversion price. See Note 6 for discussion of initial conversion price and conversion rate.

Dividends

Quarterly cash dividends for the years ended December 31, 2018 and 2017 totaled $80.6 million and $76.1 million or $0.365 per share in all quarters of 2018 and $0.36 for all quarters of 2017. The board of directors has declared a quarterly cash dividend of $0.37 per share of Class A common stock to be paid on March 13, 2019 to stockholders of record on February 25, 2019.

Repurchases of common stock

In 1998, the Company’s board of directors approved a stock repurchase plan authorizing the Company to repurchase $10.0 million of its outstanding shares of Class A common stock on the open market or in private transactions. The Company’s board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, the Company’s board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. In July 2018, the Company’s board of directors terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans and from conversion of the Convertible Notes. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 0.5 million, 1.2 million and 4.5 million shares of Class A common stock under the 2015 plan for an aggregate price of $40.6 million, $71.7 million and $247.2 million, respectively. During the year ended December 31, 2018 we purchased 0.4 shares under the 2018 plan for $29.0 million At December 31, 2018, $471.0 million was available for repurchases under the 2018 stock repurchase plan.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

9.	Stock–Based Compensation

At December 31, 2018, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company’s Board of Directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the “2010 Omnibus Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company’s stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares. On May 24, 2016, the Company’s stockholders approved a Second Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.8 million shares.

In July 2013, the compensation committee of the board of directors approved the grant of performance stock options to certain key employees under the Amended and Restated 2010 Omnibus Incentive Plan. Vesting for the options is performance based, with the options vesting in four installments if the Company’s earnings per share equal or exceed the four established performance levels, measured in terms of diluted earnings per share. One fourth of the options will vest upon earnings per share meeting or exceeding the first performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the second performance level, one fourth of the options will vest upon earnings per share meeting or exceeding the third performance level and one fourth of the options will vest upon earnings per share meeting or exceeding the fourth performance level. The unvested options will terminate upon the Company’s failure to meet certain performance thresholds for each of years 2013 through 2019. In addition, all unvested options will terminate on March 30, 2020. The Company has also issued other performance-based awards to a limited number of participants that similarly vest, or become eligible for vesting, upon achievement of various performance targets.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2018	2017	2016

Weighted-average grant date fair value of grants	$24.72	$18.84	$12.59
Risk-free interest rate(1)	2.6%	2.1%	1.4%
Dividend yield(2)	2.6%	2.5%	2.3%
Expected volatility(3)	45.6%	48.2%	47.9%
Expected life in months(4)	66 months	68 months	68 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.

(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.

(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.

(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Options under the plans as of December 31, 2018 and changes during the year ended December 31, 2018 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options activity – service based
Outstanding at December 31, 2017	1,392.9	$39.76
Granted	─	─
Exercised	(337.7)	37.40
Forfeited/cancelled/expired	(8.8)	39.45
Outstanding at December 31, 2018	1,046.4	40.53	3.53	24,330
Exercisable at December 31, 2018	648.6	43.72	3.08	19,984

Options activity – performance based
Outstanding at December 31, 2017	2,301.5	$62.89
Granted	920.1	71.19
Exercised	(151.9)	36.91
Forfeited/cancelled/expired	(698.9)	75.68
Outstanding at December 31, 2018	2,370.8	64.00	4.16	15,190
Exercisable at December 31, 2018	416.2	37.88	3.95	9,762

Options activity – all options
Outstanding at December 31, 2017	3,694.4	$54.17
Granted	920.1	71.19
Exercised	(489.6)	37.25
Forfeited/cancelled/expired	(707.7)	75.23
Outstanding at December 31, 2018	3,417.2	56.81	3.97	39,519
Exercisable at December 31, 2018	1,064.8	41.44	3.42	23,746

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount varies based on the fair market value of the Company’s stock.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2018, 2017 and 2016, were as follows (U.S. dollars in thousands):

	December 31,
	2018	2017	2016

Cash proceeds from stock options exercised	$13,908	$26,980	$15,707
Tax benefit realized for stock options exercised	3,217	6,457	3,840
Intrinsic value of stock options exercised	11,855	42,749	30,587

Nonvested restricted stock awards as of December 31, 2018 and changes during the year ended December 31, 2018 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value

Nonvested at December 31, 2017	562.8	51.17

Granted	202.7	72.62
Vested	(233.9)	56.00
Forfeited	(64.0)	54.40

Nonvested at December 31, 2018	467.6	57.61

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $3.1 million, $4.0 million and $5.8  million of expense related to service condition stock options in 2018, 2017 and 2016, respectively; and $11.2 million, $11.3 million and $10.5 million of expense related to service condition restricted stock units in 2018, 2017 and 2016, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $12.2 million of expense, $3.9 million of expense and $7.1 million of income related to performance stock options in 2018, 2017 and 2016, respectively; and $0.1 million of expense, $0.1 million of expense and $0.3 million of income related to performance stock units in 2018, 2017 and 2016, respectively. The amount in 2016 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2018, there was $11.2 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2018, there was $16.2 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

10.	Fair Value

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$35,260	$	─	$	─	$35,260
Other long-term assets	3,568		─		─	3,568
Forward contracts	─		─		─	─
Life insurance contracts	─		─		35,590	35,590
Total	$38,828	$	─		$35,590	$74,418

	Fair Value at December 31, 2017
	Level 1	Level 2		Level 3		Total

Financial assets (liabilities):
Cash equivalents and current investments	$36,531	$	─	$	─	$36,531
Other long-term assets	3,726		─		─	3,726
Forward contracts	─		158		─	158
Life insurance contracts	─		─		37,737	37,737
Total	$40,257		$158		$37,737	$78,152

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $11.3 million and $11.8 million as of December 31, 2018 and 2017, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea.

Forward contracts:  To hedge foreign currency risks, the Company uses foreign currency exchange forward contracts, where possible and practical. These forward contracts are valued using standard valuation formulas with assumptions about foreign currency exchange rates derived from existing exchange rates as discussed in Note 14, “Derivative Financial Instruments.”

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 13, “Executive Deferred Compensation Plan.”

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2018	2017

Beginning balance at January 1	$37,737	$32,287
Actual return on plan assets	(1,788)	4,917
Purchases and issuances	─	895
Sales and settlements	(359)	(362)
Transfers into Level 3	─	─
Ending balance at December 31	$35,590	$37,737

11.	Income Taxes

We reasonably estimated the effects of the Tax Reform Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax detriment for the impact of Tax Reform Act of approximately $47.7 million. This amount was primarily comprised of a valuation allowance on foreign tax credits, reversal of indefinite reinvestment, reduction of FIN 48 assets, write-off of net outside basis deferred tax liabilities, tax effect on other comprehensive income, and remeasurement of deferred tax assets.  Changes to the provisional amounts recorded at the end of 2017 were not material to the financial results reported during 2018.   In 2018, we completed our determination of the accounting implications of the Tax Reform Act.  The Company continues to analyze the effects of new taxes due on certain foreign income, such as GILTI (global intangible low-taxed income), BEAT (base-erosion anti-abuse tax), FDII (foreign-derived intangible income), limitations on the deductibility of executive compensation, limitations on interest expense deductions (if certain conditions apply), and other provisions of the Tax Reform Act that were effective starting in 2018. Under U.S. GAAP, the company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”).

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2018, 2017 and 2016 (U.S. dollars in thousands):

	2018	2017	2016

U.S.	$(67,087)	$1,135	$(19,119)
Foreign	286,753	264,432	231,958
Total	$219,666	$265,567	$212,839

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The provision for current and deferred taxes for the years ended December 31, 2018, 2017 and 2016 consists of the following (U.S. dollars in thousands):

	2018		2017	2016
Current
Federal	$	─	$(14,358)	$	─
State		652	1,814		(718)
Foreign		116,303	104,688		70,652
		116,955	92,144		69,934
Deferred
Federal		(17,836)	45,593		(27,171)
State		(1,974)	(2,273)		1,104
Foreign		634	666		25,886
		(19,176)	43,986		(181)
Provision for income taxes		$97,779	$136,130		$69,753

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Inventory differences	$4,257	$2,861
Foreign tax credit and other foreign benefits	62,521	52,408
Stock-based compensation	7,893	6,327
Accrued expenses not deductible until paid	40,509	39,326
Foreign currency exchange	1,023	2,001
Net operating losses	4,522	5,230
Capitalized research and development	11,988	197
Interest expense limitation – 163(j)	847	─
R&D credit carryforward	807	─
Other	339	211
Gross deferred tax assets	134,706	108,561
Deferred tax liabilities:
Foreign currency exchange	124	874
Foreign withholding taxes	21,524	29,018
Intangibles step-up	5,763	6,568
Overhead allocation to inventory	2,857	3,977
Amortization of intangibles	15,812	11,475
Foreign outside basis in controlled foreign corporation	─	─
Other	833	2,676
Gross deferred tax liabilities	46,913	54,588
Valuation allowance	(68,697)	(56,906)
Deferred taxes, net	$19,096	$(2,933)

At December 31, 2018, the Company had foreign operating loss carryforwards of $14.8 million for tax purposes, which will be available to offset future taxable income. If not used, $4.4 million of carryforwards will expire between 2019 and 2028, while $10.4 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $14.8 million. In addition, a valuation allowance has been recorded on the foreign tax credit carryforward, the interest expense limitation, and the R&D credit carryforward of $64.3 million which will expire between 2026 and 2028.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

The valuation allowance has been recognized for the foreign tax credit, the foreign net operating loss carryforwards, the interest expense limitations and the R&D credit carryforward.  The valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the foreign tax credits, the foreign net operating losses, the interest expense limitation, or the R&D credit carryforward, the valuation will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2018, 2017 and 2016 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2018		2017		2016

Balance at the beginning of period	$56,906		$9,137		$49,271
Additions charged to cost and expenses	27,902	(1)	53,983	(4)	692
Decreases	(16,215	)(2)	(6,400	)(5)	(40,442	)(6)
Adjustments	104	(3)	186	(3)	(384	)(3)
Balance at the end of the period	$68,697		$56,906		$9,137

(1)
Increase in valuation is due primarily to $27.2 million that was recorded on the foreign tax credit carryforward. The additional amount is due to research and development credits, interest expense limitation (163(j)), and net operating losses in foreign markets.

(2)
The decrease was due primarily to the utilization of foreign tax credits, the conversion of foreign tax credits to NOL’s at the filing of the US 2017 Income Tax return (note NOL’s were absorbed in 2018 due to GILTI inclusion), utilization, and expiration of foreign NOL’s.

(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.

(4)	Increase in valuation is due primarily to the $52.0 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets

(5)	Decrease is due primarily to the write-off of Brazil deferred tax assets, which had no impact to the income statement, as a valuation allowance had been previously recorded against the asset.

(6)
 Decrease in valuation allowance due to lapse in statute of limitation of the net operating losses carryforward and due to the write off of Venezuelan deferred tax assets, which had no impact to the income statement.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2018	2017

Net noncurrent deferred tax assets	$37,332	$33,785

Net noncurrent deferred tax liabilities	18,236	36,718

Deferred taxes, net	$19,096	$(2,933)

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2018, 2017 and 2016 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016

Income taxes at statutory rate	21.00%	35.00%	35.00%
Indefinite reinvestment	(2.73)	2.75	(1.98)
Excess tax benefit from equity award	(1.41)	(2.38)	─
Non-U.S. income taxed at different rates	7.37	─	─
Foreign withholding taxes	7.68	─	─
Change in reserve for uncertain tax positions	3.68	─	─
Non-deductible expenses	─	0.17	0.11
Controlled foreign corporation losses	─	(0.13)	(2.63)
Valuation allowance recognized foreign tax credit & others	5.54	19.59	─
Write-off outside basis DTL	─	(2.89)	─
Revaluation of deferred taxes	1.61	(1.28)	─
Section 987 implementation	─	─	2.69
Other	1.77	0.43	(0.42)
	44.51%	51.26% %	32.77%

The effective rate for 2018 was significantly impacted by the restructuring and impairment expenses incurred in Q4 of 2018, as well as additional valuation allowances related to foreign tax credits. The effective tax rate for 2017 was impacted largely due to the Tax Reform Act.

The cumulative amount of undistributed earnings of the Company's non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2018.  If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the Internal Revenue Service. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2018, 2017, and 2016 the Company matched employees’ base pay up to 4% each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $3.6 million, $3.2 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2018, 2017 and 2016 the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $3.0 million, $6.1 million and $5.6 million as of December 31, 2018, 2017 and 2016, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

13.	Executive Deferred Compensation Plan

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

The Company recorded compensation expense of $1.1 million, $1.5 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $36.4 million and $43.2 million for the years ended December 31, 2018 and 2017, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheet of $35.6 million and $37.7 million for the years ended December 31, 2018 and 2017, respectively.

14.	Derivative Financial Instruments

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, the Company did not hold any non-designated derivative contracts.

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the years ended December 31, 2018 and 2017 (U.S. dollars in thousands):

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
		2018		2017	2016

Foreign currency contracts	Other income (expense)	$	─	$(485)	$39

The Company designates as cash-flow hedges those foreign currency forward contracts it enters to hedge forecasted intercompany transactions that are subject to foreign currency exposures. Changes in the fair value of these forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in the consolidated statement of income during the period which approximates the time the hedged transaction is settled.

As of December 31, 2018, the Company held no forward contracts designated as foreign currency cash flow hedges compared to notional amounts of 600 billion Japanese yen ($5.5 million) as of December 31, 2017 to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were zero and $0.2 million as of December 31, 2018 and 2017, respectively.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2018, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Year Ended December 31,
	2018	2017	2016

Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$(160)	$(152)	$(1,423)

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2018, 2017 and 2016 (U.S. dollars in thousands):

Derivatives designated as hedging instruments:	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
		2018		2017	2016

Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue		$18	$119	$(1,088)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$	─	$358	$(1,544)

As of December 31, 2018 and 2017, there were zero and $0.1 million, respectively, of unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $79.9 million and $66.4 million as of December 31, 2018 and 2017, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments. The Company assesses hedge effectiveness at least quarterly. During the years ended December 31, 2018 and 2017, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 10, “Fair Value.”

15.	Supplemental Cash Flow Information

Cash paid for interest totaled $20.9 million, $18.4 million and $11.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash paid for income taxes totaled $123.2 million, $78.1 million and $40.9 million for the years ended December 31, 2016, 2017 and 2018, respectively.

16.	Acquisitions

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

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC ("Treviso"), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Under the terms of the purchase agreement, the Company has paid $83.9 million in cash and shares of the Company in exchange for the remaining 65% ownership in Treviso, subject to adjustment for certain closing items. On February 28, 2017, the Company initially purchased a 35% membership interest in Treviso, for a purchase price of $21.0 million and a possible earnout of $1.0 million. The purchase price included $12.6 million in cash and $8.4 million in the Company’s stock (169,560 shares based on the closing stock price of $49.54 per share on February 28, 2017). Treviso is a liquid contract manufacturing laboratory for premium personal care products.

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

In the first quarter of 2016, the Company purchased 70% of Vertical Eden, LLC, an early-stage company in the warehouse growing market, for $3.3 million in cash and contingent consideration valued at $1.5 million which resulted in $2.5 million of goodwill. In the second quarter of 2017, the Company purchased the remaining 30% of Vertical Eden for $12.5 million in cash. The purchase of Vertical Eden includes specialized technology in remote programming and management of the entire crop growing cycle. As a result of this acquisition, the Company recorded approximately $4.4 million of intangible assets which are being amortized over the useful lives of 3 to 7 years.

In the third quarter of 2017, the Company acquired certain assets of Dr. Dana Beauty, LLC for $7.0 million in cash. The assets acquired include trademarks, product formulas and other intellectual property primarily related to nail treatment.

17.	Restructuring and Severance Charges

In 2018, the Company began a strategic plan to align its resources and capabilities to support its vision of being a world-leading business platform. This program primarily impacted the Company’s information technology infrastructure and organization and other departments within its corporate and Americas offices. As a result of the restructuring program, the Company recorded a non-cash charge of $48.6 million for impairment of information technology assets, including internally developed software for social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with our restructuring. The restructuring charges were predominately recorded in the Corporate and Other category. As of December 31, 2018 the Company had a liability of $15.5 million in accrued payroll and other employee expenses. The Company expects to pay out the remaining liability in the first quarter of 2019.

December 31, 2018

Restructuring, severance and impairment charges incurred	$70,686
Non-cash impairment charges	(48,551)
Amounts paid	(6,673)
Adjustments	—
Balance December 31, 2018	$15,462

18.	Segment Information

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

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Segment information for the years ended December 31, 2017 and 2016 has been recast to reflect the move of the Pacific components from the "Southeast Asia/Pacific" operating segment to the "Americas/Pacific" operating segment. Consolidated financial information is not affected.

Profitability by segment as reported under US GAAP is driven primarily by the Company’s international taxation policies. Segment contribution, which is the Company’s segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company’s executive and administrative offices, information technology, research and development, marketing and supply chain functions not recorded at the segment level.

The accounting policies of the segments are the same as those described in Note 1, “The Company.” The Company evaluates the performance of its segments based on revenue and segment contribution. Each segment records direct expenses related to its employees and its operations.

Summarized financial information for the Company’s reportable segments is shown in the following tables. Asset information is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

Revenue by Segment

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Mainland China	$886,472	$716,991	$610,414
Americas/Pacific	385,034	342,429	298,774
South Korea	373,357	361,692	413,696
Southeast Asia	316,890	268,631	271,897
Japan	254,939	256,085	279,042
Hong Kong/Taiwan	185,893	166,696	183,979
EMEA	182,394	160,275	147,318
Other	94,029	6,300	2,677
Total	$2,679,008	$2,279,099	$2,207,797

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Segment Contribution

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Mainland China	$253,598	$211,625	$135,174
Americas/Pacific	52,433	51,885	47,803
South Korea	107,215	100,964	117,142
Southeast Asia	78,598	63,296	67,952
Japan	56,676	51,372	59,175
Hong Kong/Taiwan	33,392	27,958	35,978
EMEA	14,773	11,749	10,386
Total segment contribution	596,685	518,849	473,610
Corporate and other	(355,825)	(244,366)	(242,506)
Operating income	240,860	274,483	231,104
Other income (expense)	(21,194)	(8,916)	(18,265)
Income before provision for income taxes	$219,666	$265,567	$212,839

Depreciation and Amortization

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Mainland China	$13,036	$15,122	$16,775
Americas/Pacific	988	1,746	2,837
South Korea	6,266	6,499	6,787
Southeast Asia	2,123	2,234	2,168
Japan	3,604	3,554	3,782
Hong Kong/Taiwan	1,316	1,395	2,507
EMEA	847	985	1,387
Corporate and other	54,823	40,029	36,154
Total	$83,003	$71,564	$72,397

Capital Expenditures

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Mainland China	$11,658	$4,539	$13,656
Americas/Pacific	974	800	1,171
South Korea	285	469	556
Southeast Asia	1,120	1,753	2,206
Japan	788	994	1,288
Hong Kong/Taiwan	4,113	1,350	634
EMEA	734	1,168	1,224
Corporate and other	50,699	49,083	29,486
Total	$70,371	$60,156	$50,221

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue. Based on this criteria, the Company has identified three major markets: Mainland China, South Korea and Japan. There are approximately 50 other markets, each of which individually is less than 10%. The table below also includes the Company’s country of domicile (the U.S.). No single customer accounted for 10% or more of net sales for the periods presented. Sales are recorded in the jurisdiction in which the transactions occurred:

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Mainland China	$886,472	$716,991	$610,414
South Korea	373,357	361,692	413,696
Japan	254,939	256,085	279,042
United States	311,436	218,734	201,239
All others	852,804	725,597	703,406
Total	$2,679,008	$2,279,099	$2,207,797

Revenue by Product Line

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

Nu Skin	$1,659,737	$1,456,386	$1,308,135
Pharmanex	921,328	817,230	892,738
Other	97,943	5,483	6,924
Total	$2,679,008	$2,279,099	$2,207,797

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the U.S.). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the U.S. consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
(U.S. dollars in thousands)	2018	2017	2016

United States	$317,516	$302,884	$283,868
Mainland China	89,447	97,046	97,867
South Korea	36,325	42,211	41,545
Japan	6,864	9,342	11,517
All others	14,383	13,104	9,935
Total	$464,535	$464,587	$444,732

NU SKIN ENTERPRISES, INC. Notes to Consolidated Financial Statements

19.	Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company’s direct-selling system. The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company’s management, based upon advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, are not currently expected to result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

20.	Other Income (Expense), Net

Other income (expense), net was $21.2 million, $8.9 million and $18.3 million of expense in 2018, 2017 and 2016, respectively. Other income (expense), net also includes $21.8 million, $22.2 million and $15.6 million in interest expense during 2018, 2017 and 2016, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks. However, the majority of these transaction losses are non-cash, non-operating losses.

21.	Cost of Sales

The Tokyo District Court and, on appeal in 2017, the Tokyo High Court upheld the Japan customs authorities’ customs assessments related to the importation of several of the Company’s products into Japan. The Company appealed the High Court’s decision to the Japan Supreme Court. In May 2018, the Japan Supreme Court declined to hear the Company’s appeal. Accordingly, this matter is now closed.

As previously disclosed, the Company already recorded a charge of $31.4 million to cost of sales in the first quarter of 2016, when the District Court issued its decision. This charge represents the full amount that was disputed. It was a non-cash item because the Company was previously required to pay the assessments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 14, 2019

We have served as the Company’s auditor since 1994.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2018, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2018 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed September 16, 1996, file no. 333-12073).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010).

3.3
Certificate of Designation, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed March 15, 2005).

3.4	Fourth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).

4.1
Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 filed July 8, 2002, file no. 333-90716).

4.2	Specimen Form of Stock Certificate for Class B Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed September 16, 1996, file no. 333-12073).

10.1
Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 23, 2018).

#10.2
Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.3	Nu Skin Enterprises, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

#10.4	Amendment to the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed August 5, 2013).

#10.5
Form of Master Stock Option Agreement for Directors (2006 Plan) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

#10.6	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

#10.7	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

#10.8
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.9
Form of 2010 Plan Director Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed August 9, 2010).

#10.10
Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Amended & Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

#10.11
Form of Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.12
Form of Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.13
Form of Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.14
Form of Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.15
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Second Amended and Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2016).

#10.16
Form of Second Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

*#10.17	Form of Second Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.18	Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement.

#10.19
Form of Second Amended and Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.20
Form of Second Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

*#10.21	Form of Second Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

#10.22
Form of Second Amended and Restated 2010 Plan Non-U.S. Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

*#10.23	Form of Second Amended and Restated 2010 Plan Non-U.S. Director Restricted Stock Unit Grant Agreement.

#10.24
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.25
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.26	Nu Skin Enterprises, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 14, 2018).

#10.27
Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 20, 2015).

#10.28
Amendment to Employment Agreement between the Company and Joseph Y. Chang dated March 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 14, 2018).

#10.29
Leave of Absence Agreement with M. Truman Hunt (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed May 4, 2017).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2019.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2019.

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