Form 10-Q
period 2019-03-31
NU SKIN ENTERPRISES INC
filed 2019-05-01
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 23, 2019, 55,486,600 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2019

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$310,288	$386,911
Current investments	8,038	11,346
Accounts receivable	57,390	53,282
Inventories, net	304,311	295,821
Prepaid expenses and other	67,655	51,877
Total current assets	747,682	799,237

Property and equipment, net	445,605	464,535
Right-of-use assets	117,329	—
Goodwill	196,573	196,573
Other intangible assets, net	86,935	89,989
Other assets	160,977	144,112
Total assets	$1,755,101	$1,694,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,273	$47,617
Accrued expenses	304,770	322,583
Current portion of long-term debt	45,000	69,455
Total current liabilities	402,043	439,655

Operating lease liabilities	81,075	—
Long-term debt	356,247	361,008
Other liabilities	104,541	111,916
Total liabilities	943,906	912,579

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	553,270	552,564
Treasury stock, at cost – 35.0 million and 35.2 million shares	(1,325,251)	(1,326,605)
Accumulated other comprehensive loss	(75,794)	(79,934)
Retained earnings	1,658,879	1,635,751
Total stockholders’ equity	811,195	781,867
Total liabilities and stockholders’ equity	$1,755,101	$1,694,446

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenue	$623,623	$616,219
Cost of sales	146,664	146,281
Gross profit	476,959	469,938

Operating expenses:
Selling expenses	249,708	257,702
General and administrative expenses	158,598	153,246
Total operating expenses	408,306	410,948

Operating income	68,653	58,990
Other income (expense), net	(2,848)	1,207

Income before provision for income taxes	65,805	60,197
Provision for income taxes	22,803	24,658

Net income	$43,002	$35,539

Net income per share (Note 6):
Basic	$0.78	$0.66
Diluted	$0.77	$0.64

Weighted-average common shares outstanding (000s):
Basic	55,436	53,997
Diluted	56,128	55,959

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Net income	$43,002	$35,539

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(145) and $854 for the three months ended March 31, 2019 and 2018, respectively	4,140	11,047
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of zero and $28 for the three months ended March 31, 2019 and 2018, respectively	—	(247)
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of zero and $(5) for the three months ended March 31, 2019 and 2018, respectively	—	44
	4,140	10,844
Comprehensive income	$47,142	$46,383

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2018	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	(13,042)	(13,042)
Net income	—	—	—	—	35,539	35,539
Other comprehensive income, net of tax	—	—	—	10,844	—	10,844
Repurchase of Class A common stock (Note 6)	—	—	(17,386)	—	—	(17,386)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(3,199)	3,498	—	—	299
Stock-based compensation	—	6,761	—	—	—	6,761
Business Acquisitions (1.4 million shares)	—	76,584	18,109	—	—	94,693
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(19,801)	(19,801)
Balance at March 31, 2018	$91	$523,233	$(1,280,586)	$(55,474)	$1,611,864	$799,128

Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	657	657
Net income	—	—	—	—	43,002	43,002
Other comprehensive income, net of tax	—	—	—	4,140	—	4,140
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,335)	2,179	—	—	(2,156)
Stock-based compensation	—	5,041	—	—	—	5,041
Cash dividends	—	—	—	—	(20,531)	(20,531)
Balance at March 31, 2019	$91	$553,270	$(1,325,251)	$(75,794)	$1,658,879	$811,195

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$43,002	$35,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,607	18,907
Equity method earnings	—	(456)
Gain on step acquisitions	—	(13,644)
Loss on extinguishment of debt	—	7,220
Foreign currency losses	458	1,764
Stock-based compensation	5,041	6,761
Deferred taxes	1,668	10,062
Non-cash lease expense	11,375	—
Changes in operating assets and liabilities:
Accounts receivable	(4,145)	(8,589)
Inventories, net	(7,271)	(6,624)
Prepaid expenses and other	(15,540)	(12,915)
Other assets	(180)	(974)
Accounts payable	5,157	2,179
Accrued expenses	(68,842)	(36,230)
Other liabilities	1,484	(4,113)
Net cash provided by operating activities	(8,186)	(1,113)

Cash flows from investing activities:
Purchases of property and equipment	(13,765)	(12,652)
Proceeds on investment sales	7,444	7,781
Purchases of investments	(4,321)	(4,539)
Acquisitions and investments in equity investees	(7,500)	(33,061)
Net cash used in investing activities	(18,142)	(42,471)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,156)	299
Payments of debt	(134,455)	(9,094)
Payment of cash dividends	(20,531)	(19,801)
Proceeds from debt	105,000	75,943
Repurchases of shares of common stock	(825)	(17,386)
Net cash used in financing activities	(52,967)	29,961

Effect of exchange rate changes on cash	2,672	8,708

Net increase (decrease) in cash and cash equivalents	(76,623)	(4,915)

Cash and cash equivalents, beginning of period	386,911	426,399

Cash and cash equivalents, end of period	$310,288	$421,484

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading, global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. Over the last several years, Nu Skin has introduced new Pharmanex nutritional supplements and Nu Skin personal care products under its ageLOC anti-aging brand. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa—its Manufacturing segment, which includes the manufacturing and packaging subsidiaries it acquired in the first quarter of 2018; and its Grow Tech segment, which  focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in the Company’s products, while also exploring applications in other industries (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2019, and for the three-month periods ended March 31, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Subtopic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. For public companies, this standard is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted.  The Company adopted the new standard effective January 1, 2019 using the modified retrospective transition method. The Company elected the package of practical expedients available under the transition provisions of the new lease standard, including: not reassessing whether expired or existing contract are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term.  As a result of adopting this new accounting guidance, the Company derecognized the build-to-suit assets and liabilities that remained on the balance sheet following the construction period, along with recognition of right-of-use assets and lease liabilities for operating leases.  The cumulative impact of adoption was a $0.7 million increase to beginning retained earnings. See Note 5 - Leases.

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

In December 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. This ASU was effective for the Company beginning on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2019	December 31, 2018

Raw materials	$89,984	$91,610
Finished goods	214,327	204,211
Total Inventory, net	$304,311	$295,821

Revenue Recognition

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605.

The Company recorded a net reduction to opening retained earnings of $13.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the Company’s loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the three-month periods ended March 31, 2019, and 2018 was an increase of $0.5 million and an increase of $1.3 million, respectively.

Revenue Recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products. All revenue is recognized when the Company satisfies the performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. The Company estimates product returns based on historical return rates. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

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

The balance of deferred revenue related to contract liabilities as of March 31, 2019 and December 31, 2018 was $13.3 million and $13.8 million respectively.

Disaggregation of Revenue

Please refer to Note 10 - Segment Information for revenue by segment and product line.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, accrued expenses, and operating lease liabilities on the consolidated balance sheets. The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses their estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

The Company has lease agreements with lease and non-lease components. The Company accounts for the lease and non-lease components as a single lease component.

3.	Goodwill

During the first quarter of 2019, the Company reorganized the structure of the segments to separately disclose the Manufacturing entities that were acquired in the first quarter of 2018 and the Grow Tech segment, both of which were previously included in the Other category. The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2019 and December 31, 2018 (U.S. dollars in thousands):

	March 31, 2019	December 31, 2018

Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

4.	Debt

Previous Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the “Previous Credit Agreement”) with various financial institutions, and Bank of America, N.A. as administrative agent. The Previous Credit Agreement provided for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities. On April 18, 2018, the Company repaid the full balance that was outstanding under the Previous Credit Agreement.

Existing Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Existing Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Existing Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Existing Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company’s consolidated leverage ratio. The term loan facility will amortize in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Existing Credit Agreement, with the remainder payable at final maturity. The Existing Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

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

The following table summarizes the Company’s debt facilities as of March 31, 2019 and December 31, 2018:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2019(1)(2)	Balance as of December 31, 2018(2)	Interest Rate	Repayment Terms

April 2018 Credit Agreement term loan facility	$400.0 million	$380.0 million	$385.0 million	Variable 30 day: 4.75%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

April 2018 Credit Agreement revolving credit facility		$25.0 million	$49.5 million	Variable 30 day: 4.82%	Revolving line of credit expires April 18, 2023.

(1)
As of March 31, 2019, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $20.0 million of the balance of its term loan under the Existing Credit Agreement facility. The Company has classified the $25.0 million borrowed under the revolving line of credit as short-term debt because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)	The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $3.8 million as of March 31, 2019 related to the credit agreement.

5.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.  As of March 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.1 years and 4.8%.  The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

The components of lease expense were as follows (U.S. dollars in thousands):

Three Months Ended March 31, 2019

Operating lease cost	$12,861
Short-term lease cost	52
Variable lease cost	1,052
$13,965

As of March 31, 2019, the Company had $117.3 million of operating right-of-use assets on the balance sheet, along with $38.9 million and $81.1 million of operating lease liabilities in accrued expenses and long-term operating lease liabilities, respectively.

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

Three Months Ended March 31, 2019

Operating cash outflow from operating leases	$14,377

ROU assets obtained in exchange for lease obligations	128,704

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases

2019	$43,686
2020	33,522
2021	23,544
2022	13,187
2023	8,542
Thereafter	10,398
Total	132,879
Less: Finance charges	12,899
Total principal liability	$119,980

The Company has additional lease liabilities of $2.6 million which have not yet commenced as of March 31, 2019, and as such, have not been recognized on the Company’s Consolidated balance sheet.

Under ASC 840, minimum future operating leases and financing obligations at December 31, 2018 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases	Finance leases

2019	$39,358	$726
2020	27,553	748
2021	20,266	757
2022	11,723	770
2023	9,950	794
Thereafter	7,628	1,148
Total minimum lease payments	$116,478	$4,943

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2019 and 2018, stock options of 1.0 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2019, the Company’s board of directors declared a quarterly cash dividend of $0.37 per share. This quarterly cash dividend of $20.5 million was paid on March 13, 2019 to stockholders of record on February 25, 2019. In April 2019, the board of directors declared a quarterly cash dividend of $0.37 per share to be paid on June 12, 2019 to shareholders of record on May 31, 2019.

Repurchase of common stock

During the three-month periods ended March 31, 2019 and 2018, the Company repurchased approximately 14,000 shares and 0.2 million shares of its Class A common stock under its open market stock repurchase plans for $0.8 million and $17.4 million, respectively.  As of March 31, 2019, $470.2 million was available for repurchases under the Company’s open market stock repurchase plan.

7.	Fair Value

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

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

◾	Level 1 – quoted prices in active markets for identical assets or liabilities;
◾	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
◾	Level 3 – unobservable inputs based on the Company’s own assumptions.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$32,326	$—	$—	$32,326
Other long-term assets	3,496	—	—	3,496
Life insurance contracts	—	—	38,516	38,516
Total	$35,822	$—	$38,516	$74,338

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$35,260	$—	$—	$35,260
Other long-term assets	3,568	—	—	3,568
Life insurance contracts	—	—	35,590	35,590
Total	$38,828	$—	$35,590	$74,418

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2019	$35,590
Actual return on plan assets	2,441
Purchase and issuances	2,003
Sales and settlements	(1,518)
Transfers into Level 3	—
Ending balance at March 31, 2019	$38,516

8.	Income Taxes

Provision for income taxes for the first quarter of 2019 was $22.8 million compared to $24.7 million for the prior-year period. The effective tax rate was 34.7% of pre-tax book income during the first quarter of 2019 compared to 41.0% in the prior-year period. The decrease in the effective tax rate in the first quarter of 2019 is due to additional tax reserves that were booked in first quarter of 2018 related to Indonesia.

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification.  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $19.0 million and net deferred tax liabilities of $5.4 million as of March 31, 2019 and March 31, 2018, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  Other than earnings the Company intends to reinvest indefinitely, the Company accrues for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, the Company accrues the applicable foreign income taxes. The Company intends to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that the Company has indefinitely reinvested, for which no federal or state income taxes in the U.S. have been provided, aggregate to $60.0 million as of December 31, 2018. If the amount designated as indefinitely reinvested as of December 31, 2018 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2019 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $0.5 to $1.5 million.

9.	Derivative Financial Instruments

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

The following table summarizes gains (losses) related to derivative instruments not designated as hedging instruments during the three-month periods ended March 31, 2019 and 2018 (U.S. dollars in thousands):

		Amount of Gain (Loss) Recognized in Income
Derivatives not Designated	Location of Gain (Loss)	Three Months Ended March 31,
as Hedging Instruments:	Recognized in Income	2019	2018
Foreign currency contracts	Other income (expense)	$—	$—

The Company designates as cash-flow hedges those foreign currency forward contracts it enters to hedge forecasted intercompany transactions that are subject to foreign currency exposures. Changes in the fair value of these forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity (deficit) and are recognized in the consolidated statement of income during the period which approximates the time the hedged transaction is settled.

As of March 31, 2019, the Company held no forward contracts designated as foreign currency cash flow hedges compared to notional amounts of 0.3 billion Japanese yen ($2.8 million) as of March 31, 2018, to hedge forecasted foreign-currency-denominated intercompany transactions. The fair value of these hedges were zero and $(0.1) million as of March 31, 2019 and 2018, respectively.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three-month periods ended March 31, 2019 and 2018 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Derivatives Designated	Three Months Ended March 31,
as Hedging Instruments:	2019	2018
Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$—	$(247)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three-month periods ended March 31, 2019 and 2018 (U.S. dollars in thousands):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives Designated	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended March 31,
as Hedging Instruments:	Other Comprehensive Loss into Income	2019	2018
Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$—	$(49)
Foreign currency forward contracts related to intercompany selling expense hedges	Selling expenses	$—	$—

As of March 31, 2019 and December 31, 2018, there were no unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $75.8 million and $79.9 million as of March 31, 2019 and December 31, 2018, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three-months period ended March 31, 2018, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheet. See Note 7 - Fair Value.

10.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, South Korea, Southeast Asia, Americas/Pacific, Japan, Hong Kong/Taiwan, and Europe, Middle East and Africa (“EMEA”)—and its Manufacturing and Grow Tech segments, which the Company has decided to disclose separately beginning in the first quarter of 2019. Previously, these latter two segments were included in the Other category. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources.  Reported revenue includes only the revenue generated by sales to external customers.

Segment information for the three-month period ended March 31, 2018 has been recast to reflect the separate disclosure of the Manufacturing and Grow Tech segments, both of which were previously included in the Other category. Consolidated financial information is not affected.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2019	2018

Nu Skin
Mainland China	$208,488	$197,531
Americas/Pacific	86,456	92,289
South Korea	83,853	88,930
Southeast Asia	72,495	70,860
Japan	62,109	63,224
Hong Kong/Taiwan	40,558	40,992
EMEA	41,818	44,981
Other	(1,426)	235
Total Nu Skin	594,351	599,042
Manufacturing (1)	29,272	17,177
Grow Tech	—	—
Total	$623,623	$616,219

(1)
The Manufacturing segment had $5.9 million and $3.2 million of intersegment revenue for the three-month period ended March 31, 2019 and 2018, respectively.  Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2019	2018

Nu Skin
Mainland China	$59,167	$44,817
Americas/Pacific	12,019	9,172
South Korea	25,668	26,201
Southeast Asia	17,992	16,402
Japan	14,106	13,238
Hong Kong/Taiwan	7,474	7,846
EMEA	1,351	4,754
Nu Skin contribution	137,777	122,430
Manufacturing	3,646	(354)
Grow Tech	(3,629)	(1,260)
Total segment contribution	137,794	120,816
Corporate and other	(69,141)	(61,826)
Operating income	68,653	58,990
Other income (expense)	(2,848)	1,207
Income before provision for income taxes	$65,805	$60,197

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2019	2018

Nu Skin
Mainland China	$3,116	$3,487
Americas/Pacific	214	214
South Korea	1,524	1,667
Southeast Asia	477	559
Japan	1,048	915
Hong Kong/Taiwan	516	323
EMEA	440	176
Total Nu Skin	7,335	7,341
Manufacturing	1,574	2,825
Grow Tech	875	218
Corporate and other	9,823	8,523
Total	$19,607	$18,907

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2019	2018

Nu Skin
Mainland China	$1,681	$1,869
Americas/Pacific	274	189
South Korea	49	—
Southeast Asia	94	51
Japan	172	311
Hong Kong/Taiwan	463	482
EMEA	34	35
Total Nu Skin	2,767	2,937
Manufacturing	1,602	749
Grow Tech	2,985	2,587
Corporate and other	6,411	6,379
Total	$13,765	$12,652

11.	Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. In the opinion of the Company’s management, based on management’s evaluation of the matters and the advice of its counsel handling such litigation, investigations and other proceedings, adverse outcomes, if any, are not currently expected to result in a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

12.	Acquisitions

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC (“Innuvate”), which owns a 92% interest in a nutritional product manufacturer. Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. The remaining 8% ownership in the manufacturer will continue to be held by an unrelated third party. Under the terms of the agreement, the Company paid $23.5 million in cash and shares of the Company in exchange for the 73% ownership in Innuvate. Innuvate is a contract manufacturer that specializes in softgel and hardshell capsule manufacturing.

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC (“Treviso”), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company has paid $83.9 million in cash and shares of the Company in exchange for the 65% ownership in Treviso. Treviso is a liquid contract manufacturing laboratory for premium personal care products.

On February 12, 2018, the Company acquired 100% ownership in L&W Holdings, Inc. (“L&W”) making L&W a wholly owned subsidiary of the Company. L&W is a packaging supplier company. Under the terms of the purchase agreement, the Company paid $25.0 million in shares of the Company in exchange for 100% ownership in L&W. L&W specializes in the distribution and packaging of products in the cosmetic and nutritional industries.

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

13.	Restructuring

In the fourth quarter of 2018, the Company began a strategic plan to align its resources and capabilities to support its vision of being a world-leading business platform. This program primarily impacted the Company’s information technology infrastructure and organization and other departments within its corporate and Americas offices. As a result of the restructuring program, the Company recorded a non-cash charge of $48.6 million for impairment of information technology assets, including internally developed software for social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with the restructuring. The restructuring charges were predominately recorded in the Corporate and Other category.

See table below for detail of restructuring activity for the three months ended March 31, 2019 (U.S. dollars in thousands):

Beginning balance at January 1, 2019	$15,462
Amounts paid	(15,046)
Adjustments	(416)
Ending balance at March 31, 2019	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, and other financial items; statements of management’s expectations and beliefs regarding our markets; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2018 fiscal year and in our subsequent reports, including this Quarterly Report on Form 10-Q.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2018 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report on Form 10-Q.

Overview

Revenue for the three-month period ended March 31, 2019 increased 1% to $623.6 million, compared to $616.2 million in the prior-year period.  Our revenue was negatively impacted 6% from foreign-currency fluctuations in the first quarter of 2019.  Sales Leaders remained flat and Customers increased 10% on a year-over-year basis.

The local-currency growth in our business reflects success with our growth strategy, which focuses on customer growth through our platforms, products and programs.  Our ageLOC LumiSpa skin treatment and cleansing device continues to generate strong sales, and during the first quarter of 2019, we released additional product offerings in the LumiSpa brand, which included Accent, a specialized eye treatment attachment, and a pink LumiSpa device. Our LumiSpa products generated approximately $75 million in revenue during the first quarter of 2019, compared to approximately $43 million in revenue during the prior-year period.  As of the date of this report, we have completed the introduction of our Velocity sales compensation program enhancements, which we believe have led to more productive Sales Leaders and an increase in our Customer activity.

Our revenue also reflects a $12.1 million increase from our manufacturing subsidiaries. The increase is attributable to the prior-year period only including a partial quarter of sales, as the acquisitions were completed mid-quarter. We have been pleased with the performance of these businesses over the past year.

Earnings per share for the first quarter of 2019 increased 20% to $0.77, compared to $0.64 in the prior-year period. The increase in earnings per share reflects a decrease in selling expenses as a percentage of revenue, particularly in our Mainland China and Americas/Pacific segments.

Segment Results

We report our business in nine segments to reflect our current management approach. Effective as of the first quarter of 2019, we reorganized the structure of our segments to separately disclose a Manufacturing segment, which includes the manufacturing and packaging subsidiaries that we acquired in the first quarter of 2018, and a Grow Tech segment, which focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products, while also exploring applications in other industries. Our Manufacturing and Grow Tech segments were previously included in the Other category. Segment information for the three-month period ended March 31, 2018 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three-month periods ended March 31, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant-Currency
	2019	2018	Change	Change(1)

Nu Skin
Mainland China	$208,488	$197,531	6%	12%
Americas/Pacific	86,456	92,289	(6)%	2%
South Korea	83,853	88,930	(6)%	(1)%
Southeast Asia	72,495	70,860	2%	5%
Japan	62,109	63,224	(2)%	—
Hong Kong/Taiwan	40,558	40,992	(1)%	2%
EMEA	41,818	44,981	(7)%	1%
Other	(1,426)	235	(707)%	(707)%
Total Nu Skin	594,351	599,042	(1)%	5%
Manufacturing	29,272	17,177	70%	70%
Grow Tech	—	—	—	—
Total	$623,623	$616,219	1%	7%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2019	2018

Nu Skin
Mainland China	$59,167	$44,817
Americas/Pacific	12,019	9,172
South Korea	25,668	26,201
Southeast Asia	17,992	16,402
Japan	14,106	13,238
Hong Kong/Taiwan	7,474	7,846
EMEA	1,351	4,754
Total Nu Skin	137,777	122,430
Manufacturing	3,646	(354)
Grow Tech	(3,629)	(1,260)

The following table provides information concerning the number of Customers and Sales Leaders as of March 31, 2019 and 2018.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements were designed to drive and reward increased productivity of our Sales Leaders with adjusted requirements for qualifying and maintaining “Sales Leader” status, which could impact the number of independent distributors under our global compensation program who achieve such requirements. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly productivity, and the enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. As of the date of this report, we have introduced Velocity in all segments besides Mainland China. Mainland China operates under a different business model and is not impacted by these changes.

	As of March 31, 2019		As of March 31, 2018		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	272,053	26,986	200,231	27,045	36%	—
Americas/Pacific	242,925	7,862	245,588	8,248	(1)%	(5)%
South Korea	181,150	6,671	179,384	7,338	1%	(9)%
Southeast Asia	138,112	7,071	117,689	6,559	17%	8%
Japan	126,526	5,840	128,598	6,198	(2)%	(6)%
Hong Kong/Taiwan	70,354	3,959	72,401	3,864	(3)%	2%
EMEA	162,086	4,859	141,673	4,246	14%	14%

Total	1,193,206	63,248	1,085,564	63,498	10%	—

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China.  The year-over-year increase in revenue in Mainland China for the three-month period ended March 31, 2019 primarily reflects increased sales of LumiSpa, which generated approximately $39 million of revenue, compared to approximately $5 million in the first quarter of 2018, as we did not make this product generally available for purchase in this segment until the second quarter of 2018.  The increase in our Customers reflects successful customer initiatives.

The year-over-year increase in segment contribution for the first quarter of 2019 primarily reflects higher revenue, as well as decreases in general and administrative expenses as a percentage of revenue of 1.7 percentage points due to efficiency initiatives and the fixed nature of certain expenses as revenue increased. Selling expenses as a percentage of revenue also declined 5.4 percentage points. The salaries and service fees of our sales force in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue. These improvements in general and administrative expenses and selling expenses were partially offset by a decrease in gross margin due to changes in product mix.

In connection with the Mainland China government’s 100-day campaign to review and inspect the health products and direct selling industries, restrictions were and continue to be placed on holding meetings, which we believe may have been a factor contributing to our flat Sales Leader number on a year-over-year basis. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China, and we and our sales force have also been the subject of negative media coverage. Although the 100-day period was recently completed, we anticipate that there will continue to be a heightened level of media and regulatory scrutiny of these industries. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. Given the current situation, we have postponed some of our business initiatives to later in the year, and continued scrutiny or restrictions could cause us to postpone additional initiatives. We will continue to follow the guidance we receive from Chinese regulators, and we are hopeful that we may see some loosening of the restrictions on meetings in the second quarter of 2019, although the exact timing and nature of this loosening is subject to uncertainty.

Americas/Pacific. The year-over-year decreases in revenue, Sales Leaders and Customers are largely attributable to our Argentina market, where the economy is currently experiencing hyperinflation.  We have implemented price increases in response to inflation in Argentina. Our revenue in this segment was negatively impacted 8% from foreign-currency fluctuations, primarily due to the weakening Argentina peso. Our Mexico, Australia and New Zealand markets all experienced double-digit growth in revenue and Sales Leaders. In March 2019, we officially commenced business operations in Peru.

The year-over-year increase in segment contribution for the first quarter of 2019 primarily reflected improved gross margin from product mix and lower selling expenses as a percentage of revenue. Our selling expenses are impacted by the number of Sales Leaders qualifying for incentive trips and other promotional incentives and the cost of such trips and incentives, which declined in the first quarter of 2019 on a year-over-year basis.

South Korea. Our business in the South Korea segment continued to be challenged in the first quarter of 2019 due to competitive pressures, with our revenue and Sales Leaders each decreasing on a year-over-year basis. Our reported revenue also reflects a negative impact of 5% from foreign-currency fluctuations. We also believe changes to some requirements under Velocity impacted our Sales Leader numbers.

The year-over-year decline in segment contribution primarily reflects the decline in revenue.

Southeast Asia. The year-over-year increases in revenue and Sales Leaders in our Southeast Asia segment primarily reflect continued growth in Thailand and Vietnam.  The increase in Customers for the Southeast Asia segment was primarily driven by successful social sharing initiatives, along with Velocity, which was designed to improve our Customer acquisition.

The year-over-year increase in segment contribution for the first quarter of 2019 primarily reflects higher revenue, as well as improvements in gross margin due to changes in product mix.

Japan. Our revenue, Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market, which we believe is attributable to a challenging regulatory environment and an aging demographic. Despite this environment, we were encouraged that our revenue in constant currency has leveled out with the prior year. We also believe changes to some requirements under Velocity impacted our Sales Leader numbers.

Through successful general and administrative cost-saving measures, segment contribution increased despite the decrease in revenue.

Hong Kong/Taiwan. The year-over-year decrease in reported revenue in our Hong Kong/Taiwan segment for the first quarter of 2019 reflects a negative 3% impact from foreign-currency fluctuations.  Revenue increased on a constant-currency basis, even against increased revenue in the first quarter of 2018 from the launch of LumiSpa.  Momentum in the Hong Kong market continued into the first quarter of 2019, with an increase in revenue and Sales Leaders.

Segment contribution remained relatively flat year-over-year.

EMEA. Constant-currency revenue in our EMEA segment increased 1% on a year-over-year basis, benefitting from strong growth in our Sales Leaders and Customers.  We believe the growth in Sales Leaders and Customers reflected the continued success of social sharing initiatives as well as the launch of Velocity in this segment during the first quarter of 2019. The 7% decline in reported revenue reflects a negative foreign-currency impact of 8%.

The year-over-year decrease in segment contribution is attributable to the decline in revenue, a decrease in gross margin of 2.7 percentage points mainly driven by foreign-currency fluctuations, and increases in selling expenses as a percentage of revenue of 2.2 percentage points and general and administrative expenses as a percent of revenue of 4.5 percentage points, driven by higher labor and promotion cost.

Manufacturing. The manufacturing and product-packaging companies that we acquired during the first quarter of 2018 generated $29.3 million of reported revenue in the first quarter of 2019 compared to $17.2 million in the prior-year period.  The increase is attributable to a partial quarter of sales in the prior-year period as the acquisitions were completed mid-quarter  These companies provide products and services both to our Nu Skin business and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

The $4.0 million increase in segment contribution is primarily attributable to the increase in revenue along with a decrease in the amortization of acquired intangible assets under acquisition accounting.

Grow Tech. Our Grow Tech segment focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products. Nu Skin plans to begin adding ingredients sourced from its Grow Tech segment to its products in place of traditionally grown ingredients, while also exploring applications in other industries. As previously disclosed, we are expecting a continued loss in 2019 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2019 increased 1% to $623.6 million, compared to $616.2 million in the prior-year period. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 76.5% for the first quarter of 2019 compared to 76.3% for the prior-year period. The gross margin of our core Nu Skin business improved 0.8 percentage points as a result of a favorable product mix, cost reductions and benefit from products sourced through our owned manufacturing entities. This improvement was partially offset by a negative impact from the gross margin of our owned manufacturing entities, which as previously disclosed, are significantly lower than the gross margin of our core Nu Skin business.

Selling expenses

Selling expenses as a percentage of revenue decreased to 40.0% for the first quarter of 2019 compared to 41.8% for the prior-year period. This decrease was primarily driven by the increase in revenue from our manufacturing entities, which lowered our selling expenses as a percentage of revenue 0.9 percentage points as these entities do not carry significant selling expenses.  The impact of this decrease on our operating margin was offset by the manufacturing entities’ lower gross margins.  The decrease also reflects lower selling expenses as a percentage of revenue in our Mainland China segment, as explained in the segment discussion above.

General and administrative expenses

General and administrative expenses as a percentage of revenue increased modestly to 25.4% for the first quarter of 2019 from 24.9% for the prior-year period. General and administrative expenses increased to $158.6 million in the first quarter of 2019 compared to $153.2 million in the prior-year period.

Other income (expense), net

Other income (expense), net for the first quarter of 2019 was ($2.8 million) compared to $1.2 million for the same period in 2018.  The decrease is largely attributable to the non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018 partially offset by the non-cash charge of $7.2 million related to the conversion of our then-outstanding convertible notes. For more information on these items, see Notes 4 and 12 to the consolidated financial statements contained in this report

Provision for income taxes

Provision for income taxes for the first quarter of 2019 was $22.8 million, compared to $24.7 million for the prior-year period. The effective tax rate was 34.7% of pre-tax book income during the first quarter of 2019 compared to 41.0% in the prior-year period. The change in rate reflects the impact of two items that occurred during the first quarter of 2018: an increase in our income tax reserves following an assessment we received from the Indonesia tax authorities during the first quarter of 2018, and a benefit from a deduction in Japan related to Japan customs assessments that were affirmed by the Tokyo District Court in 2011; in the first quarter of 2018, the Japan and U.S. tax authorities reached resolution as to the amount that would be deductible in each jurisdiction.

Net income

As a result of the foregoing factors, net income for the first quarter of 2019 was $43.0 million compared to $35.5 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first three months of 2019, we had a net outflow of $8.2 million in cash from operations compared to a net outflow of $1.1 million in cash from operations during the prior-year period. This decrease in cash flow from operations primarily reflects the payment of significant accruals as of the end of 2018, particularly related to payment of severance that was recorded in connection with our fourth-quarter restructuring plan. Cash and cash equivalents, including current investments, as of March 31, 2019 and December 31, 2018 were $318.3 million and $398.3 million, respectively, driven by the repayment of debt and payment of the quarterly dividend.

Working capital. As of March 31, 2019, working capital was $345.6 million, compared to $359.6 million as of December 31, 2018. The decrease in working capital is primarily attributable to our January 1, 2019 adoption of the ASU 2016-02 (Subtopic 842). Our adoption of this standard resulted in recording right-of-use assets, which represent our right to use an underlying asset for the lease term, and corresponding lease liabilities, which represent our obligation to make lease payments arising from the lease.  The current portion of the lease liability resulted in the decrease in working capital, as the entire asset balance was recorded to non-current assets.

Capital expenditures. Capital expenditures in the first quarter of 2019 were $13.8 million. Our 2019 capital expenditures include the following:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, application development and the migration of legacy systems to cloud-based systems; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $65-70 million for the remainder of 2019. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. We currently expect that our expenditures for this project will be approximately $55 million over the next 2-3 years, with approximately $20–30 million during 2019.

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

Credit agreement. In April 2018, we entered into a Credit Agreement (the “Existing Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Existing Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Existing Credit Agreement, we drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, as defined below, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustment based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Existing Credit Agreement, with the remainder payable at final maturity. The Existing Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with these debt covenants.

Modification of previous credit agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014, with several financial institutions as lenders and Bank of America, N.A., as administrative agent (the “Previous Credit Agreement”). We had indebtedness of $257.6 million in principal amount outstanding under the Previous Credit Agreement as of both March 31, 2018 and the repayment date of April 18, 2018. See Note 4 to the consolidated financial statements contained in this report for further information regarding the New Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. Our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first quarter of 2019, we repurchased approximately 14,000 shares of our Class A common stock under the plan for $0.8 million. As of March 31, 2019, $470.2 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2019, our board of directors declared a quarterly cash dividend of $0.37 per share. This quarterly cash dividend of $20.5 million was paid on March 13, 2019 to stockholders of record on February 25, 2019.  In April 2019, our board of directors declared a quarterly cash dividend of $0.37 per share to be paid on June 12, 2019 to shareholders of record on May 31, 2019.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2019 and December 31, 2018, we held $318.3 million and $398.3 million, respectively, in cash and cash equivalents, including current investments. These amounts include $296.4 million and $348.1 million as of March 31, 2019 and December 31, 2018, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2019, we had $137.6 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the first quarter of 2019.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2019, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the three-month periods ended 2019 and 2018.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2019 and 2018, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2019 we did not hold any forward contracts designated as foreign currency cash flow hedges, compared to 0.3 billion Japanese yen ($2.8 million) as of March 31, 2018, to hedge forecasted foreign-currency-denominated intercompany transactions. We continue to evaluate our foreign currency hedging policy.

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

Available Information

Our website address is www.nuskin.com. We make available, free of charge on our Investor Relations website, ir.nuskin.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also from Note 9 to the consolidated financial statements contained in this report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Controls Over Financial Reporting.

During the fiscal quarter ended March 31, 2019, we implemented technology, processes and controls related to the global recording of right-of-use assets and lease liabilities in connection with the adoption of Topic 842, Leases, as described in Notes 2 and 5 to the consolidated financial statements contained in this report. Otherwise, we made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2018 fiscal year.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. As a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in Mainland China, the government recently increased its scrutiny of activities within the health products and direct selling industries. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China, and negative media coverage has spread to include additional companies, including ours. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

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

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Although the 100-day period has ended, we anticipate that there will continue to be a heightened level of media and regulatory scrutiny of these industries. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If the review results in changes to any of the regulations that apply to our business model, products or operations, our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2019	—	$—	—	$471.0
February 1 - 28, 2019	—	—	—	$471.0
March 1 - 31, 2019	13,610	60.61	13,610	$470.2
Total	13,610	$60.61	13,610

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

April 30, 2019

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)