Form 10-Q
period 2019-06-30
NU SKIN ENTERPRISES INC
filed 2019-08-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 West Center St Provo, Utah 84601
(Address of principal executive offices, including zip code)

(801) 345-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.001 par value	NUS	New York Stock Exchange

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

As of  July 31, 2019, 55,546,590 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2019

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$360,632	$386,911
Current investments	7,733	11,346
Accounts receivable	61,571	53,282
Inventories, net	292,696	295,821
Prepaid expenses and other	65,551	51,877
Total current assets	788,183	799,237

Property and equipment, net	442,990	464,535
Right-of-use assets	118,507	—
Goodwill	196,573	196,573
Other intangible assets, net	84,482	89,989
Other assets	160,363	144,112
Total assets	$1,791,098	$1,694,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,551	$47,617
Accrued expenses	306,497	322,583
Current portion of long-term debt	59,500	69,455
Total current liabilities	414,548	439,655

Operating lease liabilities	84,102	—
Long-term debt	348,986	361,008
Other liabilities	108,512	111,916
Total liabilities	956,148	912,579

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	556,294	552,564
Treasury stock, at cost – 35.0 million and 35.2 million shares	(1,324,834)	(1,326,605)
Accumulated other comprehensive loss	(81,276)	(79,934)
Retained earnings	1,684,675	1,635,751
Total stockholders’ equity	834,950	781,867
Total liabilities and stockholders’ equity	$1,791,098	$1,694,446

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$623,500	$704,190	$1,247,123	$1,320,409
Cost of sales	154,028	168,549	300,692	314,830
Gross profit	469,472	535,641	946,431	1,005,579

Operating expenses:
Selling expenses	245,828	272,757	495,536	530,459
General and administrative expenses	149,442	180,120	308,040	333,366
Total operating expenses	395,270	452,877	803,576	863,825

Operating income	74,202	82,764	142,855	141,754
Other income (expense), net	(3,326)	(11,165)	(6,174)	(9,958)

Income before provision for income taxes	70,876	71,599	136,681	131,796
Provision for income taxes	24,527	20,638	47,330	45,296

Net income	$46,349	$50,961	$89,351	$86,500

Net income per share (Note 6):
Basic	$0.83	$0.92	$1.61	$1.58
Diluted	$0.83	$0.90	$1.59	$1.53

Weighted-average common shares outstanding (000s):
Basic	55,536	55,608	55,486	54,807
Diluted	55,943	56,713	56,030	56,430

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$46,349	$50,961	$89,351	$86,500

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $362 and $(558) for the three months ended June 30, 2019 and 2018, respectively, and $217 and $296 for the six months ended June 30, 2019 and 2018, respectively	(5,482)	(20,047)	(1,342)	(9,000)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of zero and $(10) for the three months ended June 30, 2019 and 2018, respectively, and zero and $18 for the six months ended June 30, 2019 and 2018, respectively	—	87	—	(160)
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of zero and $3 for the three months ended June 30, 2019 and 2018, respectively, and zero and $(2) for the six months ended June 30, 2019 and 2018, respectively	—	(26)	—	18
	(5,482)	(19,986)	(1,342)	(9,142)
Comprehensive income	$40,867	$30,975	$88,009	$77,358

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at April 1, 2019	$91	$553,270	$(1,325,251)	$(75,794)	$1,658,879	$811,195

Net income	—	—	—	—	46,349	46,349
Other comprehensive income, net of tax	—	—	—	(5,482)	—	(5,482)
Repurchase of Class A common stock (Note 6)	—	—	—	—	—	—
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(569)	417	—	—	(152)
Stock-based compensation	—	3,593	—	—	—	3,593
Cash dividends	—	—	—	—	(20,553)	(20,553)
Balance at June 30, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

	For the Three Months Ended June 30, 2018
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at April 1, 2018	$91	$523,233	$(1,280,586)	$(55,474)	$1,611,864	$799,128

Net income	—	—	—	—	50,961	50,961
Other comprehensive income, net of tax	—	—	—	(19,986)	—	(19,986)
Repurchase of Class A common stock (Note 6)	—	—	(18,437)	—	—	(18,437)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	3,257	2,395	—	—	5,652
Stock-based compensation	—	6,506	—	—	—	6,506
Cash dividends	—	—	—	—	(20,290)	(20,290)
Balance at June 30, 2018	$91	$532,996	$(1,296,628)	$(75,460)	$1,642,535	$803,534

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC Topic 842	—	—	—	—	657	657
Net income	—	—	—	—	89,351	89,351
Other comprehensive income, net of tax	—	—	—	(1,342)	—	(1,342)
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,904)	2,596	—	—	(2,308)
Stock-based compensation	—	8,634	—	—	—	8,634
Cash dividends	—	—	—	—	(41,084)	(41,084)
Balance at June 30, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

	For the Six Months Ended June 30, 2018
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at January 1, 2018	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC Topic 606	—	—	—	—	(13,042)	(13,042)
Net income	—	—	—	—	86,500	86,500
Other comprehensive income, net of tax	—	—	—	(9,142)	—	(9,142)
Repurchase of Class A common stock (Note 6)	—	—	(35,823)	—	—	(35,823)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	58	5,893	—	—	5,951
Stock-based compensation	—	13,267	—	—	—	13,267
Business Acquisitions (1.4 million shares)	—	76,584	18,109	—	—	94,693
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(40,091)	(40,091)
Balance at June 30, 2018	$91	$532,996	$(1,296,628)	$(75,460)	$1,642,535	$803,534

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$89,351	$86,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,659	40,142
Equity method earnings	—	(43)
Gain on step acquisitions	—	(13,644)
Loss on extinguishment of debt	—	7,220
Foreign currency losses	1,355	10,194
Stock-based compensation	8,634	13,267
Deferred taxes	5,854	3,023
Non-cash lease expense	22,505	—
Changes in operating assets and liabilities:
Accounts receivable	(8,220)	(6,775)
Inventories, net	3,085	(16,743)
Prepaid expenses and other	(13,245)	(19,676)
Other assets	(14,892)	(546)
Accounts payable	1,606	1,040
Accrued expenses	(66,152)	(45,363)
Other liabilities	5,937	(6,663)
Net cash provided by operating activities	74,477	51,933

Cash flows from investing activities:
Purchases of property and equipment	(29,214)	(28,429)
Proceeds on investment sales	7,615	7,964
Purchases of investments	(4,774)	(4,722)
Acquisitions and investments in equity investees	(8,073)	(33,061)
Net cash used in investing activities	(34,446)	(58,248)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,308)	5,951
Payments of debt	(152,455)	(514,177)
Payment of cash dividends	(41,084)	(40,091)
Payment of debt issuance costs	—	(7,243)
Proceeds from debt	130,000	582,398
Repurchases of shares of common stock	(825)	(35,823)
Net cash used in financing activities	(66,672)	(8,985)

Effect of exchange rate changes on cash	362	(9,068)

Net increase (decrease) in cash and cash equivalents	(26,279)	(24,368)

Cash and cash equivalents, beginning of period	386,911	426,399

Cash and cash equivalents, end of period	$360,632	$402,031

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.          The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading, global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and nutritional supplements that are sold worldwide under the Nu Skin and Pharmanex brands and a small number of other products and services. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Caledonia, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe, as well as Israel, Russia and South Africa—its Manufacturing segment, which includes the manufacturing and packaging subsidiaries it acquired in the first quarter of 2018; and its Grow Tech segment, which  focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in the Company’s products, while also working on and developing applications in other industries (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.          Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2019, and for the three- and six month periods ended June 30, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company adopted the new standard effective January 1, 2019 using the modified retrospective transition method. The Company elected the package of practical expedients available under the transition provisions of the new lease standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term.  As a result of adopting this new accounting guidance, the Company derecognized the build-to-suit assets and liabilities that remained on the balance sheet following the construction period, along with recognition of right-of-use assets and lease liabilities for operating leases.  The cumulative impact of adoption was a $0.7 million increase to beginning retained earnings. See Note 5 - Leases.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company elected to early adopt the new standard effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods therein, and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Company is still assessing the impact of adoption on our consolidated financial statements.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2019	December 31, 2018

Raw materials	$92,768	$91,610
Finished goods	199,928	204,211
Total Inventory, net	$292,696	$295,821

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

The Company recorded a net reduction to opening retained earnings of $13.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the Company’s loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the three-month periods ended June 30, 2019, and 2018 was an increase of $0.6 million and a decrease of $0.7 million, respectively. The impact to revenue for the six-month periods ended June 30, 2019, and 2018 was an increase of $1.1 million and $0.6 million, respectively.

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

The balance of deferred revenue related to contract liabilities as of June 30, 2019 and December 31, 2018 was $12.7 million and $13.8 million, respectively.

Disaggregation of Revenue

Please refer to Note 10 - Segment Information for revenue by segment.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, accrued expenses and operating lease liabilities on the consolidated balance sheets. The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

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

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2019 and December 31, 2018 (U.S. dollars in thousands):

	June 30, 2019	December 31, 2018

Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

4.          Debt

Previous Credit Agreement

On October 9, 2014, the Company entered into a Credit Agreement (the “Previous Credit Agreement”) with various financial institutions as lenders, and Bank of America, N.A. as administrative agent. The Previous Credit Agreement provided for a $127.5 million term loan facility, a 6.6 billion Japanese yen term loan facility and a $187.5 million revolving credit facility, each with a term of five years. On October 10, 2014, the Company drew the full amount of the term loan facilities. On April 18, 2018, the Company repaid the full balance that was outstanding under the Previous Credit Agreement.

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company’s consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The Convertible Notes had a stated maturity date of June 15, 2020, unless repurchased or converted prior to maturity. Prior to the stated maturity date, the Company could, at its option, redeem all or part of the Convertible Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, provided that its common stock share price was equal to or exceeded 180% of the applicable conversion price for 20 or more trading days (including the final three trading days) in the 30 consecutive trading days prior to the Company’s exercise of such redemption right. The Holder of the Convertible Notes could, at its option, cause the Company to repurchase all of such Holder’s Convertible Notes or any portion thereof that was equal to $1,000 in principal amount or multiples of $1,000 upon a change in control or a termination of trading of the Company’s common stock, as those terms were defined in the indenture governing the Convertible Notes. In addition, the Holder of the Convertible Notes had the right, at such Holder’s option, to convert all or any portion thereof that is equal to $1,000 in principal amount or multiples of $1,000 at any time beginning six calendar months following June 16, 2016, at the then-applicable conversion rate. Upon conversion by the Holder, the Convertible Notes would be settled in cash with respect to principal and any accrued and unpaid interest to such date and in the Company’s common shares with respect to any additional amounts, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 21.5054 common shares per $1,000 principal amount of the Convertible Notes (which was equal to an initial conversion price of approximately $46.50 per common share).  Throughout the term of the Convertible Notes, the conversion rate could be adjusted upon the occurrence of certain specified events.

Of the $210.0 million in proceeds received from the issuance of the Convertible Notes, $199.1 million was originally allocated to long-term debt (the “Liability Component”) and $10.9 million was allocated to additional paid-in capital (the “Equity Component”) within the Company’s consolidated balance sheets. The Liability Component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The amount allocated to the Equity Component, representing the conversion option, was calculated by deducting the fair value of the Liability Component from the par value of the Convertible Notes. The Company determined that the conversion option did not require separate accounting treatment as a derivative instrument because it was both indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding. The Equity Component would not be remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the Liability Component over its carrying amount (the “Debt Discount”) was amortized to interest expense over the term of the Convertible Notes. As a result, the Liability Component was accreted up to the Convertible Notes’ $210.0 million face value, resulting in additional non-cash interest expense being recognized within the Company’s consolidated statement of income. The effective interest rate on the Convertible Notes was approximately 7.1% per annum.

The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company’s consolidated balance sheets as a reduction of long-term debt was amortized over the contractual term of the Convertible Notes using the effective interest method. During the first quarter of 2018 the issuance costs were expensed due to the conversion of the Notes.

During the first quarter of 2018, the Holder elected to convert the Convertible Notes pursuant to their terms in the indenture. The Company satisfied the equity portion of its conversion obligation on February 28, 2018 by issuing 1,535,652 shares of the Company’s Class A common stock to the Holder and, on April 18, 2018, satisfied and discharged its obligations under the Convertible Notes and the indenture governing the Convertible Notes by paying the Holder $213.4 million which included $3.4 million of accrued interest from December 15, 2017 through April 17, 2018. The early conversion of the Convertible Notes resulted in a $7.2 million charge to other income (expense) during the first quarter of 2018 for a loss on extinguishment of debt.

The following table summarizes the Company’s debt facilities as of June 30, 2019 and December 31, 2018:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2019(1)(2)	Balance as of December 31, 2018(2)	Interest Rate	Repayment Terms

Credit Agreement term loan facility	$400.0 million	$375.0 million	$385.0 million	Variable 30 day: 4.15%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$37.0 million	$49.5 million	Variable 30 day: 4.15%	Revolving line of credit expires April 18, 2023.

(1)
As of June 30, 2019, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $22.5 million of the balance of its term loan under the Credit Agreement. The Company has classified the $37.0 million borrowed under the revolving line of credit as current debt because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $3.5 million and $4.0 million as of June 30, 2019 and December 31, 2018, respectively, related to the Credit Agreement, which are not reflected in this table.

5.          Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.  As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.1 years and 4.8%.  The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease cost	$12,417	$25,278
Short-term lease cost	52	104
Variable lease cost	1,105	2,157
	$13,574	$27,539

As of June 30, 2019, the Company had $118.5 million of operating right-of-use assets on the balance sheet, along with $37.2 million and $84.1 million of operating lease liabilities in accrued expenses and long-term operating lease liabilities, respectively.

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

Six Months Ended June 30, 2019

Operating cash outflow from operating leases	$26,570
ROU assets obtained in exchange for lease obligations	140,585

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases

2019	$23,632
2020	37,424
2021	30,478
2022	16,439
2023	11,574
Thereafter	15,514
Total	135,061
Less: Finance charges	13,794
Total principal liability	$121,267

The Company has additional lease liabilities of $0.2 million which have not yet commenced as of June 30, 2019, and as such, have not been recognized on the consolidated balance sheets.

Under ASC Topic 840, minimum future operating leases and financing obligations at December 31, 2018 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases	Finance leases

2019	$39,358	$726
2020	27,553	748
2021	20,266	757
2022	11,723	770
2023	9,950	794
Thereafter	7,628	1,148
Total minimum lease payments	$116,478	$4,943

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2019 and 2018, stock options of 1.1 million and 0.3 million, respectively, and for the six-month periods ended June 30, 2019 and 2018, stock options of 1.1 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and April 2019, the Company’s board of directors declared quarterly cash dividends of $0.37 per share. These quarterly cash dividends of $20.5 million and $20.6 million were paid on March 13, 2019, and June 12, 2019 to stockholders of record on February 25, 2019 and May 31, 2019. In August 2019, the Company’s board of directors declared a quarterly cash dividend of $0.37 per share to be paid on September 11, 2019 to stockholders of record on August 30, 2019.

Repurchase of common stock

During the three-month periods ended June 30, 2019 and 2018, the Company repurchased zero and 0.2 million shares of its Class A common stock under its stock repurchase plans for zero and $18.4 million, respectively.  During the six-month periods ended June 30, 2019 and 2018, the Company repurchased 14,000 shares and 0.5 million shares of its Class A common stock under its stock repurchase plans for $0.8 million and $35.8 million, respectively.  As of June 30, 2019, $470.2 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$37,082	$—	$—	$37,082
Other long-term assets	3,886	—	—	3,886
Life insurance contracts	—	—	39,585	39,585
Total	$40,968	$—	$39,585	$80,553

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$35,260	$—	$—	$35,260
Other long-term assets	3,568	—	—	3,568
Life insurance contracts	—	—	35,590	35,590
Total	$38,828	$—	$35,590	$74,418

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2019	$35,590
Actual return on plan assets	3,566
Purchase and issuances	2,003
Sales and settlements	(1,574)
Transfers into Level 3	—
Ending balance at June 30, 2019	$39,585

8.	Income Taxes

Provision for income taxes for the three- and six-month periods of 2019 was $24.5 million and $47.3 million, compared to $20.6 million and $45.3 million for the prior-year periods. The effective tax rates for the three- and six-month periods was 34.6% of pre-tax book income, compared to 28.8% and 34.4% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $14.8 million and $19.1 million as of June 30, 2019 and December 31, 2018, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2018. If the amount designated as indefinitely reinvested as of December 31, 2018 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2019 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $0.5 to $1.5 million.

9.	Derivative Financial Instruments

The Company enters into non-designated foreign currency derivatives, primarily comprised of foreign currency forward contracts, for which hedge accounting does not apply. The changes in the fair market value of these non-designated derivatives are included in other income/expense in the Company’s consolidated statements of income. The Company at times uses non-designated foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign-currency fluctuations. The fair value of the non-designated foreign currency derivatives is based on third-party quotes.

During the three- and six-month periods ended June 30, 2019 and 2018, the Company had no gains (losses) related to derivative instruments not designated as hedging instruments.

The Company designates as cash-flow hedges those foreign currency forward contracts it enters to hedge forecasted intercompany transactions that are subject to foreign currency exposures. Changes in the fair value of these forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within stockholders’ equity (deficit) and are recognized in the consolidated statement of income during the period which approximates the time the hedged transaction is settled.

As of June 30, 2019, and 2018, the Company held no forward contracts designated as foreign currency cash flow hedges.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and six-month periods ended June 30, 2019 and 2018 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Derivatives Designated	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments:	2019	2018	2019	2018
Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$—	$87	$—	$(160)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and six-month periods ended June 30, 2019 and 2018 (U.S. dollars in thousands):

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives Designated	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended June 30,		Six Months Ended June 30,
as Hedging Instruments:	Other Comprehensive Loss into Income	2019	2018	2019	2018
Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$—	$(26)	$—	$18

As of June 30, 2019 and December 31, 2018, there were no unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $81.3 million and $79.9 million as of June 30, 2019 and December 31, 2018, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three- and six-month periods ended June 30, 2019 and 2018, all hedges were determined to be effective.

The Company reports its derivatives at fair value as either other current assets or accrued expenses within its consolidated balance sheets. See Note 7 - Fair Value.

10.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, South Korea, Southeast Asia, Americas/Pacific, Japan, Hong Kong/Taiwan, and EMEA—and its Manufacturing and Grow Tech segments, which the Company decided to disclose separately beginning in the first quarter of 2019. Previously, these latter two segments were included in the Other category. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources.  Reported revenue includes only the revenue generated by sales to external customers.

Segment information for the three- and six-month periods ended June 30, 2018 has been recast to reflect the separate disclosure of the Manufacturing and Grow Tech segments, both of which were previously included in the Other category. Consolidated financial information is not affected.

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

The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. The Company evaluates the performance of its segments based on revenue and segment contribution. Each segment records direct expenses related to its employees and its operations.

Summarized financial information for the Company’s reportable segments is shown in the following tables. Asset information is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$185,333	$245,256	$393,821	$442,787
Americas/Pacific	92,841	103,990	179,297	196,279
South Korea	84,732	91,624	168,585	180,554
Southeast Asia	75,395	79,223	147,890	150,083
Japan	65,251	64,113	127,360	127,337
Hong Kong/Taiwan	43,712	52,206	84,270	93,198
EMEA	43,400	44,010	85,218	88,991
Other	1,249	1,030	(177)	1,265
Total Nu Skin	591,913	681,452	1,186,264	1,280,494
Manufacturing (1)	31,557	22,738	60,829	39,915
Grow Tech	30	—	30	—
Total	$623,500	$704,190	$1,247,123	$1,320,409

(1)
The Manufacturing segment had $6.5 million and $6.6 million of intersegment revenue for the three-month period ended June 30, 2019 and 2018, respectively, and $12.4 million and $9.8 million. for the first half of 2019 and 2018, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$51,087	$73,899	$110,254	$118,716
Americas/Pacific	16,420	17,068	28,439	26,240
South Korea	25,979	24,880	51,647	51,081
Southeast Asia	20,840	20,639	38,832	37,041
Japan	15,823	13,377	29,929	26,615
Hong Kong/Taiwan	9,217	7,835	16,691	15,681
EMEA	3,234	3,069	4,585	7,823
Nu Skin contribution	142,600	160,767	280,377	283,197
Manufacturing	3,375	2,348	7,021	1,994
Grow Tech	(4,582)	(2,057)	(8,211)	(3,317)
Total segment contribution	141,393	161,058	279,187	281,874
Corporate and other	(67,191)	(78,294)	(136,332)	(140,120)
Operating income	74,202	82,764	142,855	141,754
Other income (expense)	(3,326)	(11,165)	(6,174)	(9,958)
Income before provision for income taxes	$70,876	$71,599	$136,681	$131,796

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$2,909	$3,444	$6,025	$6,931
Americas/Pacific	206	279	420	493
South Korea	1,358	1,576	2,882	3,243
Southeast Asia	462	564	939	1,123
Japan	957	900	2,005	1,815
Hong Kong/Taiwan	537	321	1,053	644
EMEA	272	175	712	351
Total Nu Skin	6,701	7,259	14,036	14,600
Manufacturing	1,631	2,821	3,205	5,646
Grow Tech	945	228	1,820	446
Corporate and other	9,775	10,927	19,598	19,450
Total	$19,052	$21,235	$38,659	$40,142

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$1,033	$1,029	$2,714	$2,898
Americas/Pacific	473	240	747	429
South Korea	30	44	79	44
Southeast Asia	225	144	319	195
Japan	946	72	1,118	383
Hong Kong/Taiwan	1,091	116	1,554	598
EMEA	42	42	76	77
Total Nu Skin	3,840	1,687	6,607	4,624
Manufacturing	1,579	719	3,181	1,468
Grow Tech	2,066	5,735	5,051	8,322
Corporate and other	7,964	7,636	14,375	14,015
Total	$15,449	$15,777	$29,214	$28,429

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

12.          Acquisitions

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC (“Innuvate”), which owns a 92% interest in a nutritional product manufacturer. Innuvate is a contract manufacturer that specializes in softgel and hardshell capsule manufacturing. Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. Following the January 22, 2018 acquisition, the remaining 8% ownership in the manufacturer continues to be held by an unrelated third party. Under the terms of the agreement, the Company paid $23.5 million in cash and shares of the Company in exchange for the 73% ownership in Innuvate.

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC (“Treviso”), making Treviso a wholly owned subsidiary of the Company. Treviso is a liquid contract manufacturing laboratory for premium personal care products. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company paid $83.9 million in cash and shares of the Company in exchange for the 65% ownership in Treviso.

On February 12, 2018, the Company acquired 100% ownership in L&W Holdings, Inc. (“L&W”) making L&W a wholly owned subsidiary of the Company. L&W is a packaging supplier company that specializes in the distribution and packaging of products in the cosmetic and nutritional industries. Under the terms of the purchase agreement, the Company paid $25.0 million in shares of the Company in exchange for 100% ownership in L&W.

The allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Innuvate, Treviso and L&W were finalized during the year ended December 31, 2018, resulting in goodwill of $17.2 million, $42.5 million and $12.8 million, respectively. There were no significant adjustments to the allocation of the fair value of assets acquired and liabilities assumed for the acquisitions of Innuvate, Treviso or L&W from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

See the table below for detail of restructuring activity for the three months ended March 31, 2019 (U.S. dollars in thousands):

Beginning balance at January 1, 2019	$15,462
Amounts paid	(15,046)
Adjustments	(416)
Ending balance at March 31, 2019	$—

There was no restructuring activity for the three months ended June 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2018 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report on Form 10-Q.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2018 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report on Form 10-Q.

Overview

Revenue for the three-month period ended June 30, 2019 decreased 11% to $623.5 million, compared to $704.2 million in the prior-year period, and revenue for the six-month period ended June 30, 2019 decreased 6% to $1.2 billion, compared to $1.3 billion in the prior-year period. Sales Leaders decreased 14% and Customers increased 1% on a year-over-year basis.

The declines in revenue and Sales Leaders are primarily due to sales meeting restrictions and negative media scrutiny and consumer sentiment in Mainland China, as discussed in the Segment Results section below. Our revenue was also negatively impacted 4% from foreign-currency fluctuations in the second quarter of 2019, and 5% in the first six months of 2019, compared to the respective prior-year periods.

Earnings per share for the second quarter of 2019 decreased 8% to $0.83, compared to $0.90 in the prior-year period. The decrease in earnings per share primarily reflects lower revenue. Earnings per share for the first six months of 2019 increased 4% to $1.59, compared to $1.53 in the prior-year period. The increase in earnings per share primarily reflects a $25.3 million decrease in general and administrative expenses, partially offset by a decline in revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. Effective as of the first quarter of 2019, we reorganized the structure of our segments to separately disclose a Manufacturing segment, which includes the manufacturing and packaging subsidiaries that we acquired in the first quarter of 2018, and a Grow Tech segment, which focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products, while also working on and developing applications in other industries. Our Manufacturing and Grow Tech segments were previously included in the Other category. Segment information for the three- and six-month periods ended June 30, 2018 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2019	2018	Change	Change(1)	2019	2018	Change	Change(1)

Nu Skin
Mainland China	$185,333	$245,256	(24)%	(19)%	$393,821	$442,787	(11)%	(5)%
Americas/Pacific	92,841	103,990	(11)%	(6)%	179,297	196,279	(9)%	(2)%
South Korea	84,732	91,624	(8)%	—	168,585	180,554	(7)%	(1)%
Southeast Asia	75,395	79,223	(5)%	(3)%	147,890	150,083	(1)%	1%
Japan	65,251	64,113	2%	2%	127,360	127,337	—	1%
Hong Kong/Taiwan	43,712	52,206	(16)%	(14)%	84,270	93,198	(10)%	(7)%
EMEA	43,400	44,010	(1)%	5%	85,218	88,991	(4)%	3%
Other	1,249	1,030	21%	21%	(177)	1,265	(114)%	(114)%
Total Nu Skin	591,913	681,452	(13)%	(9)%	1,186,264	1,280,494	(7)%	(2)%
Manufacturing	31,557	22,738	39%	39%	60,829	39,915	52%	52%
Grow Tech	30	—	—	—	30	—	—	—
Total	$623,500	$704,190	(11)%	(7)%	$1,247,123	$1,320,409	(6)%	(1)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

Nu Skin
Mainland China	$51,087	$73,899	(31)%	$110,254	$118,716	(7)%
Americas/Pacific	16,420	17,068	(4)%	28,439	26,240	8%
South Korea	25,979	24,880	4%	51,647	51,081	1%
Southeast Asia	20,840	20,639	1%	38,832	37,041	5%
Japan	15,823	13,377	18%	29,929	26,615	12%
Hong Kong/Taiwan	9,217	7,835	18%	16,691	15,681	6%
EMEA	3,234	3,069	5%	4,585	7,823	(41)%
Total Nu Skin	142,600	160,767	(11)%	280,377	283,197	(1)%
Manufacturing	3,375	2,348	44%	7,021	1,994	252%
Grow Tech	(4,582)	(2,057)	(123)%	(8,211)	(3,317)	(148)%

The following table provides information concerning the number of Customers and Sales Leaders as of June 30, 2019 and 2018.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements were designed to drive and reward increased productivity of our Sales Leaders with adjusted requirements for qualifying and maintaining “Sales Leader” status, which could impact the number of independent distributors under our global compensation program who achieve such requirements. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly productivity, qualification requirements have been modified and the enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. As of the date of this report, we have introduced Velocity in all segments other than Mainland China. Mainland China operates under a different business model and is not impacted by these changes.

	As of June 30, 2019		As of June 30, 2018		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	226,877	24,336	209,456	33,378	8%	(27)%
Americas/Pacific	253,684	8,161	265,431	8,964	(4)%	(9)%
South Korea	180,365	7,239	183,978	6,875	(2)%	5%
Southeast Asia	137,450	7,417	134,601	7,597	2%	(2)%
Japan	127,900	5,931	131,593	5,972	(3)%	(1)%
Hong Kong/Taiwan	70,089	4,223	75,828	4,196	(8)%	1%
EMEA	164,055	4,256	147,048	4,355	12%	(2)%

Total	1,160,420	61,563	1,147,935	71,337	1%	(14)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year decrease in revenue in Mainland China for the three- and six-month periods ended June 30, 2019, along with the decline in Sales Leaders, reflects continued restrictions on sales meetings, as well as negative media scrutiny of the industry, including Nu Skin, which we believe negatively impacted consumer sentiment. While we anticipated we could begin holding meetings in the second quarter of 2019, meeting approvals for the industry have been significantly more restrictive than expected and remain limited. As of the date of this filing, we have received approval to hold meetings in the majority of the market, but both the size and number of meetings remain more restricted than before the 100-day period. We anticipate that the meeting restrictions, adverse publicity regarding our Company and industries, and negative consumer sentiment could continue to impact our business for the balance of the year. The year-over-year revenue declines in this segment for the three- and six-month periods also reflect the negative impacts of foreign-currency fluctuations of 5% and 6%, respectively. Due in part to the restrictions on sales meetings, we conducted customer initiatives during the second quarter of 2019, which we believe drove the year-over-year increase in Customers as of June 30, 2019.

The year-over-year decrease in segment contribution for both the second quarter and the first six months of 2019 primarily reflects lower revenue in 2019.  In addition, for the second quarter of 2019, selling expenses as a percentage of revenue increased 4.3 percentage points.  The salaries and service fees of our sales force in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue. The decline in segment contribution from lower revenue and increased selling expenses as a percentage of revenue was partially offset by an improvement in gross margin. For the first half of 2019, the decline in segment contribution from lower revenue was partially offset by decreased general and administrative expenses as a result of cost saving initiatives and lower sales force event expenses due to limited meetings.

In addition to restrictions on sales meetings and negative media scrutiny, the Mainland China government’s recently completed 100-day campaign to review and inspect the health products and direct selling industries also has resulted in an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China. We anticipate that the heightened level of media and regulatory scrutiny of these industries will continue. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. Given the current situation, we have postponed some of our business initiatives to later in the year. We will continue to follow the guidance we receive from Chinese regulators. It is uncertain how much impact these issues related to the 100-day review could have on our business.

Americas/Pacific. The year-over-year decreases in revenue, Sales Leaders and Customers are largely attributable to our Argentina market, where the economy is experiencing hyperinflation.  We have implemented price increases in response to inflation in Argentina. Our revenue in this segment was negatively impacted 5% and 7% from foreign-currency fluctuations for the three- and six-month periods ended June 30, 2019, respectively, primarily due to the weakening Argentine peso.  The declines in revenue, Sales Leaders and Customers in this segment also reflect softness in the U.S. market.

The year-over-year decline in segment contribution for the second quarter of 2019 primarily reflects the decline in revenue, partially offset by a decline in general and administrative expense from cost savings initiatives. The year-over-year increase in segment contribution for the six-month period ended June 30, 2019 reflects improved gross margin from product mix and a lower general and administrative expense from cost saving initiatives, partially offset by a decline in revenue.

South Korea.  We are seeing some stabilization of our business in South Korea, as the year-over-year decrease in revenue in this segment for the three- and six-month periods ended June 30, 2019 was primarily attributable to negative foreign-currency fluctuations.  Competitive pressures have continued to negatively affect our revenue and Customer acquisition in this segment. The year-over-year increase in our Sales Leaders for the second quarter reflects successful distributor initiatives.

The increases in segment contribution for the three- and six-month periods ended June 30, 2019 reflect improved gross margins for the second quarter from changes in product mix and a decrease in general and administrative expense.

Southeast Asia. The year-over-year decline in revenue for the second quarter of 2019 in our Southeast Asia segment reflects a difficult comparable period; during the second quarter of 2018 a successful distributor event increased sales for the period.

The year-over-year increase in segment contribution for the second quarter and first half of 2019 reflects a 2.5 and 2.2 percentage point increase in gross margin, respectively. This increase was partially offset by lower revenue and a higher selling expense as a percentage of revenue for both the second quarter and first half of 2019.

Japan.  Revenue increased 2% for the second quarter of 2019 and remained flat for the first half of 2019.  The declines in our Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market, which we believe is attributable to a challenging regulatory environment and an aging demographic. However, we are beginning to see improved trends related to our sales force in this segment, and we believe our business in Japan may be stabilizing.

Through successful general and administrative cost-saving measures and improved revenue, segment contribution increased for the second quarter and first half of 2019.

Hong Kong/Taiwan. The year-over-year decline in revenue and Customers in our Hong Kong/Taiwan segment for both the second quarter and the first half of 2019 was primarily driven by the prior-year period, which included increased sales from the Greater China convention that was held in Hong Kong. The increasing political tension in Hong Kong also impacted our second quarter, and it is uncertain when the situation will be resolved.

Despite lower revenue for the second quarter and first half of 2019, segment contribution improved due to a higher gross margin from  product mix, and a decline in general and administrative expenses primarily due to a regional convention in Hong Kong in 2018, partially offset by a 5.0 percentage point increase in selling expense as a percentage of revenue in the second quarter of 2018.  These changes in selling expenses reflect the impact of Velocity. As previously disclosed, Velocity includes a new bonus program for our sales force that is funded by slightly increased prices for some of our products, causing both gross margin and selling expenses as a percentage of revenue to increase.

EMEA. The 1% and 4% declines in revenue for the three- and six-month periods ended June 30, 2019 reflect negative foreign-currency impacts of 6% and 7%, respectively.  The continued growth in Customers reflects continued social sharing initiatives along with the launch of Velocity in the first quarter of 2019.

The increase in segment contribution for the second quarter of 2019 reflects a lower selling expense as a percentage of revenue, and slight improvements in general and administrative expenses as a percentage of revenue.  The year-over-year decline in segment contribution for the first half of 2019 is mainly attributable to a decrease in gross margin of 0.8 percentage points, which was mainly driven by foreign-currency fluctuations in the first quarter of 2019, and increases in selling expenses as a percentage of revenue of 0.7 percentage points and general and administrative expenses as a percentage of revenue of 2.0 percentage points, driven by higher labor and promotion cost.

Manufacturing. Our Manufacturing segment generated a 39% year-over-year increase in revenue for the second quarter of 2019 and a 52% increase for the six-month period ended June 30, 2019.  The companies in this segment were acquired in the first quarter of 2018 and provide products and services both to our Nu Skin business and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

The $1.0 million and $5.0 million improvements in segment contribution for the three- and six-month periods ended June 30, 2019, respectively, reflect revenue increases and improved gross margin, primarily due to purchase accounting adjustments recorded in 2018, partially offset by higher general and administrative expenses for the second quarter of 2019.

Grow Tech. Our Grow Tech segment focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products. Nu Skin plans to begin adding ingredients sourced from its Grow Tech segment to its products in place of traditionally grown ingredients, while also working on and developing applications in other industries. As previously disclosed, we are expecting a continued loss in 2019 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2019 decreased 11% to $623.5 million, compared to $704.2 million in the prior-year period. Revenue for the six-month period ended June 30, 2019 decreased 6% to $1.2 billion, compared to $1.3 billion in the prior-year period. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 75.3% for the second quarter of 2019, compared to 76.1% for the prior-year period, and 75.9% for the first six months of 2019, compared to 76.2% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 0.1 percentage points to 77.8% for the second quarter of 2019 and increased 0.3 percentage points to 78.2% for the first half of 2019.  The negative impact from foreign-currency fluctuations was partially offset by cost savings realized from our supply chain.  The increased revenue at our Manufacturing segment lowered consolidated gross margin 2.5 percentage points for the second quarter of 2019 and 2.3 percentage points in the first half of 2019. As previously disclosed, the gross margin of our Manufacturing segment is significantly lower than that of our core Nu Skin business.

Selling expenses

Selling expenses as a percentage of revenue were 39.4% for the second quarter of 2019, compared to 38.7% for the prior-year period, and 39.7% for the first six months of 2019 compared to 40.2% for the prior-year period. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual sales leaders. Given the size of our sales force and the various components of our compensation programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.  For the second quarter, core Nu Skin’s selling expenses as a percentage of revenue increased 1.5 percentage points to 41.5%, primarily from our Mainland China and Hong Kong/Taiwan segments as discussed above. This was partially offset by the impact of the increase in revenue from our Manufacturing segment, which does not carry significant selling expenses and therefore lowered consolidated selling expenses as a percentage of revenue 2.1 percentage points, compared to 1.3 percentage points in the prior-year period.  For the first half of 2019, core Nu Skin’s selling expenses as a percentage of revenue increased 0.4 percentage points to 41.8%, and this increase was offset by the impact of increased revenue in our Manufacturing segment, which lowered selling expenses as a percentage of revenue by 2.1 percentage points, compared to 1.2 percentage points in the prior-year period.

General and administrative expenses

General and administrative expenses as a percentage of revenue decreased to 24.0% for the second quarter of 2019, from 25.6% for the prior-year period, and to 24.7% for the first six months of 2019, from 25.2% for the prior-year period.  General and administrative expenses decreased to $149.4 million in the second quarter of 2019 and $308.0 million in the first six months of 2019, compared to $180.1 million and $333.4 million in the respective prior-year periods, primarily reflecting a decrease in labor expenses of $12.5 million for the second quarter of 2019 and $11.0 million for the first six months of 2019, due to decreased employee headcount during 2019 and higher employee incentive compensation for the 2018 periods upon achievement of performance goals.  Expenses related to sales force events and initiatives also decreased $12.2 million for the second quarter of 2019 and $13.2 million for the first six months of 2019, due to limited sales meetings in Mainland China and our prior-year distributor event in Hong Kong. In the fourth quarter of 2019, we anticipate general and administrative expenses will be higher from our global Nu Skin LIVE! event, which will take place in October 2019.

Other income (expense), net

Other income (expense), net was $(3.3) million of expense for the second quarter of 2019 compared to $(11.2) million of expense for the prior-year period, and $(6.2) million of expense for the first six months of 2019 compared to $(10.0) million of expense for the prior-year period. These decreases in other income (expense) primarily reflect foreign-currency fluctuations.  In the second quarter of 2018, the U.S. dollar strengthened against the Chinese yuan, and following the hyperinflation classification in Argentina there was a sharp increase in the U.S. dollar against the Argentine peso.

Provision for income taxes

Provision for income taxes for the second quarter of 2019 was $24.5 million, compared to $20.6 million for the prior-year period, and $47.3 million for the first six months of 2019, compared to $45.3 million for the prior-year period. The effective tax rate was 34.6% of pre-tax book income during the second quarter of 2019 and first half of 2019 compared to 28.8% and 34.4% in the prior-year periods. The difference in rate in the second quarter of 2019 compared to the second quarter of 2018 primarily relates to our decision in the second quarter of 2018 to designate $60.0 million of our earnings in Mainland China as permanently reinvested.

Net income

As a result of the foregoing factors, net income for the second quarter of 2019 was $46.3 million, compared to $51.0 million in the prior-year period. Net income for the first six months of 2019 was $89.4 million, compared to $86.5 million for the first six months of 2018.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions and stock repurchases. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2019, we generated $74.5 million in cash from operations, compared to generating $51.9 million in cash from operations during the prior-year period. The increase in cash flow from operations reflects reduced cash outlay for sales force events and other cost saving initiatives implemented by our markets, partially offset by a higher payout of accruals in the first quarter of 2019 mainly attributable to severance pay-out.  Cash and cash equivalents, including current investments, as of June 30, 2019 and December 31, 2018 were $368.4 million and $398.3 million, respectively, driven by the repayment of debt, ongoing capital expenditures and payment of the quarterly dividend.

Working capital. As of June 30, 2019, working capital was $373.6 million, compared to $359.6 million as of December 31, 2018. The increase in working capital is primarily attributable to an increased prepaid expense, a decrease to accruals from the payout of the severance in the first quarter of 2019, and a decrease in our revolving line of credit, which is offset by a lower cash balance.

Capital expenditures. Capital expenditures for the first half of 2019 were $29.2 million. Our 2019 capital expenditures include the following:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, application development and the migration of legacy systems to cloud-based systems; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $65-70 million for 2019. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. We currently expect that our expenditures for this project will be approximately $55- 60 million over the next 2-3 years, with approximately $20 million during 2019.

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

Credit agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Credit Agreement, we drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”) plus 2.25%. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, as defined below, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustment based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Modification of previous credit agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014 (the “Previous Credit Agreement”) with various financial institutions as lenders, and Bank of America, N.A., as administrative agent. We had indebtedness of $257.6 million in principal amount outstanding under the Previous Credit Agreement as of both March 31, 2018 and the repayment date of April 18, 2018. See Note 4 to the consolidated financial statements contained in this report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first half of 2019, we repurchased approximately 14,000 shares of our Class A common stock under the plan for $0.8 million. As of June 30, 2019, $470.2 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and April 2019, our board of directors declared quarterly cash dividends of $0.37 per share. These quarterly cash dividends of $20.5 million and $20.6 million were paid on March 13, 2019 and June 12, 2019 to stockholders of record on February 25, 2019 and May 31, 2019.  In August 2019, our board of directors declared a quarterly cash dividend of $0.37 per share to be paid on September 11, 2019 to stockholders of record on August 30, 2019.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2019 and December 31, 2018, we held $368.4 million and $398.3 million, respectively, in cash and cash equivalents, including current investments. These amounts include $343.9 million and $296.6 million as of June 30, 2019 and December 31, 2018, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2019, we had $176.5 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the second quarter of 2019.

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

Currency Risk and Exchange Rate Information

A majority of our revenue and many of our expenses are recognized outside of the United States, except for inventory purchases, a significant portion of which are primarily transacted in U.S. dollars from vendors in the United States. The local currency of each of our Subsidiaries’ primary markets is considered the functional currency with the exception of our Asia product-distribution subsidiary in Singapore and, as discussed below, our subsidiary in Argentina. All revenue and expenses are translated at weighted-average exchange rates for the periods reported. Therefore, our reported revenue and earnings will be positively impacted by a weakening of the U.S. dollar and will be negatively impacted by a strengthening of the U.S. dollar. These impacts may be significant because a large portion of our business is derived from outside of the United States. While the U.S. dollar has continued to strengthen in 2019, given the uncertainty of exchange rate fluctuations, it is difficult to predict the effect of these fluctuations on our future business, product pricing and results of operations or financial condition.

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2019, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for the six-month periods ended June 30, 2019 and 2018.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2019 and 2018, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2019, and 2018 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

Non-GAAP Financial Measures

Constant-currency revenue change is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the company’s performance. It is calculated by translating the current period’s revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing this amount to the prior-year period’s revenue.  We believe that constant-currency revenue change is useful to investors, lenders, and analysts because such information enables them to gauge the impact of foreign-currency fluctuations on our revenue from period to period.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2018 fiscal year and subsequent reports.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview companies in the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. As a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in Mainland China, the government recently increased its scrutiny of activities within the health products and direct selling industries. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China, and negative media coverage has spread to include additional companies, including ours. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We work diligently to train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, in January 2014, a series of articles was published in Mainland China containing a number of allegations, including, among other things, that our compensation practices violated Chinese regulations against pyramid and multi-level sales models, that our recruiting and training techniques were unlawful or inappropriate and that certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations. As a result of these allegations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see “We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results” in our Annual Report on Form 10-K for the 2018 fiscal year. In response to media scrutiny and this government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Further media scrutiny, particularly any coming from media outlets with close connections to the government of Mainland China, could result in further regulatory scrutiny and investigations in Mainland China and could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have obtained direct selling licenses and can also sell through our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally. The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social order. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified.

If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader trains, manages, supports and/or services in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Although the 100-day period has ended, there has been, and we anticipate there will continue to be a, heightened level of media and regulatory scrutiny of these industries and of our business and products. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If changes are made to any of the regulations that apply to our business model, products or operations, our business could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2019	—	$—	—	$470.2
May 1 - 31, 2019	—	—	—	$470.2
June 1 - 30, 2019	—	—	—	$470.2
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2019

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)