Form 10-Q
period 2019-09-30
NU SKIN ENTERPRISES, INC.
filed 2019-11-06
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  October 31, 2019, 55,547,214 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2019

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$320,034	$386,911
Current investments	7,458	11,346
Accounts receivable	56,342	53,282
Inventories, net	282,997	295,821
Prepaid expenses and other	72,298	51,877
Total current assets	739,129	799,237

Property and equipment, net	447,653	464,535
Right-of-use assets	115,557	—
Goodwill	196,573	196,573
Other intangible assets, net	83,172	89,989
Other assets	154,821	144,112
Total assets	$1,736,905	$1,694,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,404	$47,617
Accrued expenses	304,003	322,583
Current portion of long-term debt	25,000	69,455
Total current liabilities	368,407	439,655

Operating lease liabilities	80,953	—
Long-term debt	341,724	361,008
Other liabilities	100,021	111,916
Total liabilities	891,105	912,579

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	557,283	552,564
Treasury stock, at cost – 35.0 million and 35.2 million shares	(1,324,826)	(1,326,605)
Accumulated other comprehensive loss	(94,961)	(79,934)
Retained earnings	1,708,213	1,635,751
Total stockholders’ equity	845,800	781,867
Total liabilities and stockholders’ equity	$1,736,905	$1,694,446

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$589,934	$675,312	$1,837,057	$1,995,721
Cost of sales	140,162	157,457	440,854	472,287
Gross profit	449,772	517,855	1,396,203	1,523,434

Operating expenses:
Selling expenses	231,937	271,509	727,473	801,968
General and administrative expenses	147,943	165,671	455,983	499,037
Total operating expenses	379,880	437,180	1,183,456	1,301,005

Operating income	69,892	80,675	212,747	222,429
Other income (expense), net	(4,979)	(6,982)	(11,153)	(16,940)

Income before provision for income taxes	64,913	73,693	201,594	205,489
Provision for income taxes	20,823	20,547	68,153	65,843

Net income	$44,090	$53,146	$133,441	$139,646

Net income per share (Note 6):
Basic	$0.79	$0.96	$2.40	$2.54
Diluted	$0.79	$0.94	$2.39	$2.47

Weighted-average common shares outstanding (000s):
Basic	55,548	55,603	55,507	55,075
Diluted	55,788	56,704	55,950	56,539

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$44,090	$53,146	$133,441	$139,646

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(31) and $(346) for the three months ended September 30, 2019 and 2018, respectively, and $186 and $(51) for the nine months ended September 30, 2019 and 2018, respectively	(13,685)	(7,095)	(15,027)	(16,095)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of zero for the three months ended September 30, 2019 and 2018, and zero and $18 for the nine months ended September 30, 2019 and 2018, respectively	—	—	—	(160)
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of zero for the three months ended September 30, 2019 and 2018, and zero and $(2) for the nine months ended September 30, 2019 and 2018, respectively	—	—	—	18
	(13,685)	(7,095)	(15,027)	(16,237)
Comprehensive income	$30,405	$46,051	$118,414	$123,409

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at July 1, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

Net income	—	—	—	—	44,090	44,090
Other comprehensive income, net of tax	—	—	—	(13,685)	—	(13,685)
Repurchase of Class A common stock (Note 6)	—	—	—	—	—	—
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(26)	8	—	—	(18)
Stock-based compensation	—	1,015	—	—	—	1,015
Cash dividends	—	—	—	—	(20,552)	(20,552)
Balance at September 30, 2019	$91	$557,283	$(1,324,826)	$(94,961)	$1,708,213	$845,800

	For the Three Months Ended September 30, 2018
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at July 1, 2018	$91	$532,996	$(1,296,628)	$(75,460)	$1,642,535	$803,534

Net income	—	—	—	—	53,146	53,146
Other comprehensive income, net of tax	—	—	—	(7,095)	—	(7,095)
Repurchase of Class A common stock (Note 6)	—	—	(12,399)	—	—	(12,399)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	1,714	1,330	—	—	3,044
Stock-based compensation	—	7,044	—	—	—	7,044
Business Acquisitions (0.1 million shares)	—	3,480	1,685	—	—	5,165
Cash dividends	—	—	—	—	(20,305)	(20,305)
Balance at September 30, 2018	$91	$545,234	$(1,306,012)	$(82,555)	$1,675,376	$832,134

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC Topic 842	—	—	—	—	657	657
Net income	—	—	—	—	133,441	133,441
Other comprehensive income, net of tax	—	—	—	(15,027)	—	(15,027)
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,930)	2,604	—	—	(2,326)
Stock-based compensation	—	9,649	—	—	—	9,649
Cash dividends	—	—	—	—	(61,636)	(61,636)
Balance at September 30, 2019	$91	$557,283	$(1,324,826)	$(94,961)	$1,708,213	$845,800

	For the Nine Months Ended September 30, 2018
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

Balance at January 1, 2018	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC Topic 606	—	—	—	—	(13,042)	(13,042)
Net income	—	—	—	—	139,646	139,646
Other comprehensive income, net of tax	—	—	—	(16,237)	—	(16,237)
Repurchase of Class A common stock (Note 6)	—	—	(48,222)	—	—	(48,222)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	1,772	7,223	—	—	8,995
Stock-based compensation	—	20,311	—	—	—	20,311
Business Acquisitions (1.5 million shares)	—	80,064	19,794	—	—	99,858
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(60,396)	(60,396)
Balance at September 30, 2018	$91	$545,234	$(1,306,012)	$(82,555)	$1,675,376	$832,134

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$133,441	$139,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,964	62,833
Equity method earnings	—	(456)
Gain on step acquisitions	—	(13,644)
Loss on extinguishment of debt	—	7,220
Foreign currency losses	4,145	14,960
Stock-based compensation	9,649	20,311
Deferred taxes	1,945	(658)
Non-cash lease expense	33,494	—
Changes in operating assets and liabilities:
Accounts receivable	(3,981)	(14,345)
Inventories, net	6,775	(26,865)
Prepaid expenses and other	(21,097)	(28,387)
Other assets	(27,101)	(2,150)
Accounts payable	(6,609)	(3,821)
Accrued expenses	(62,679)	(33,178)
Other liabilities	2,082	(7,616)
Net cash provided by operating activities	128,028	113,850

Cash flows from investing activities:
Purchases of property and equipment	(52,784)	(42,293)
Proceeds on investment sales	11,160	11,536
Purchases of investments	(8,432)	(11,420)
Acquisitions and investments in equity investees	(8,073)	(33,061)
Net cash used in investing activities	(58,129)	(75,238)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,326)	8,993
Payments of debt	(209,455)	(534,341)
Payment of cash dividends	(61,636)	(60,395)
Payment of debt issuance costs	—	(7,243)
Proceeds from debt	145,000	582,398
Repurchases of shares of common stock	(825)	(48,222)
Net cash used in financing activities	(129,242)	(58,810)

Effect of exchange rate changes on cash	(7,534)	(16,135)

Net increase (decrease) in cash and cash equivalents	(66,877)	(36,333)

Cash and cash equivalents, beginning of period	386,911	426,399

Cash and cash equivalents, end of period	$320,034	$390,066

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

2.          Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2019, and for the three- and nine month periods ended September 30, 2019 and 2018. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2018 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is greater than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company elected to early adopt the new standard effective January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2019	December 31, 2018

Raw materials	$89,026	$91,610
Finished goods	193,971	204,211
Total Inventory, net	$282,997	$295,821

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

The Company recorded a net reduction to opening retained earnings of $13.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to the Company’s loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the three-month periods ended September 30, 2019, and 2018 was zero and a decrease of $0.1 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2019, and 2018 was an increase of $1.1 million and $0.7 million, respectively.

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

The balance of deferred revenue related to contract liabilities as of September 30, 2019 and December 31, 2018 was $12.7 million and $13.8 million, respectively.

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

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2019 and December 31, 2018 (U.S. dollars in thousands):

	September 30, 2019	December 31, 2018

Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

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

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company’s consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

The following table summarizes the Company’s debt facilities as of September 30, 2019 and December 31, 2018:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2019(1)(2)	Balance as of December 31, 2018(2)	Interest Rate	Repayment Terms

Credit Agreement term loan facility	$400.0 million	$370.0 million	$385.0 million	Variable 30 day: 3.79%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$—	$49.5 million	Variable 30 day: —	Revolving line of credit expires April 18, 2023.

(1)	As of September 30, 2019, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $25.0 million of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $3.3 million and $4.0 million as of September 30, 2019 and December 31, 2018, respectively, related to the Credit Agreement, which are not reflected in this table.

5.          Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.  As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.0 years and 4.8%.  The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease cost	$12,399	$37,677
Short-term lease cost	41	145
Variable lease cost	732	2,889
	$13,172	$40,711

As of September 30, 2019, the Company had $115.6 million of operating right-of-use assets on the balance sheet, along with $37.2 million and $81.0 million of operating lease liabilities in accrued expenses and long-term operating lease liabilities, respectively.

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):
Nine Months Ended September 30, 2019

Operating cash outflow from operating leases	$39,885
ROU assets obtained in exchange for lease obligations	$150,127

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases

2019	$12,801
2020	39,764
2021	32,965
2022	18,419
2023	11,387
Thereafter	15,721
Total	131,057
Less: Finance charges	12,860
Total principal liability	$118,197

The Company has additional lease liabilities of $13.3 million which have not yet commenced as of September 30, 2019, and as such, have not been recognized on the consolidated balance sheets.

Under ASC Topic 840, minimum future operating leases and financing obligations at December 31, 2018 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases	Finance leases

2019	$39,358	$726
2020	27,553	748
2021	20,266	757
2022	11,723	770
2023	9,950	794
Thereafter	7,628	1,148
Total minimum lease payments	$116,478	$4,943

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2019 and 2018, stock options of 1.3 million and 0.5 million, respectively, and for the nine-month periods ended September 30, 2019 and 2018, stock options of 1.2 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, April and August 2019, the Company’s board of directors declared quarterly cash dividends of $0.37 per share. These quarterly cash dividends of $20.5 million, $20.6 million and $20.6 million were paid on March 13, 2019, June 12, 2019 and September 11, 2019 to stockholders of record on February 25, 2019, May 31, 2019 and August 30, 2019. In November 2019, the Company’s board of directors declared a quarterly cash dividend of $0.37 per share to be paid on December 11, 2019 to stockholders of record on November 29, 2019.

Repurchase of common stock

During the three-month periods ended September 30, 2019 and 2018, the Company repurchased zero and 0.2 million shares of its Class A common stock under its stock repurchase plans for zero and $12.4 million, respectively.  During the nine-month periods ended September 30, 2019 and 2018, the Company repurchased 14,000 shares and 0.6 million shares of its Class A common stock under its stock repurchase plans for $0.8 million and $48.2 million, respectively.  As of September 30, 2019, $470.2 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$84,500	$—	$—	$84,500
Other long-term assets	3,748	—	—	3,748
Life insurance contracts	—	—	39,644	39,644
Total	$88,248	$—	$39,644	$127,892

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$35,260	$—	$—	$35,260
Other long-term assets	3,568	—	—	3,568
Life insurance contracts	—	—	35,590	35,590
Total	$38,828	$—	$35,590	$74,418

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2019	$35,590
Actual return on plan assets	3,625
Purchase and issuances	2,003
Sales and settlements	(1,574)
Transfers into Level 3	—
Ending balance at September 30, 2019	$39,644

8.	Income Taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2019 was $20.8 million and $68.2 million, compared to $20.5 million and $65.8 million for the corresponding prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2019 were 32.1% and 33.8% of pre-tax book income, compared to 27.9% and 32.0% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $19.3 million and $19.1 million as of September 30, 2019 and December 31, 2018, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2019 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $0.5 to $1.5 million.

9.	Derivative Financial Instruments

From time to time, the Company enters into non-designated foreign currency derivatives, primarily comprised of foreign currency forward contracts, for which hedge accounting does not apply. The changes in the fair market value of these non-designated derivatives are included in other income/expense in the Company’s consolidated statements of income. The Company at times uses non-designated foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign-currency fluctuations. The fair value of the non-designated foreign currency derivatives is based on third-party quotes.

During the three- and nine-month periods ended September 30, 2019 and 2018, the Company had no gains (losses) related to derivative instruments not designated as hedging instruments.

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

As of September 30, 2019, and 2018, the Company held no forward contracts.

The following table summarizes gains (losses) related to derivative instruments recorded in other comprehensive income (loss) during the three- and nine-month periods ended September 30, 2019 and 2018 (U.S. dollars in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Derivatives Designated	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments:	2019	2018	2019	2018
Foreign currency forward contracts related to intercompany license fee, product sales, and selling expense hedges	$—	$—	$—	$(160)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three- and nine-month periods ended September 30, 2019 and 2018 (U.S. dollars in thousands):
		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives Designated	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended September 30,		Nine Months Ended September 30,
as Hedging Instruments:	Other Comprehensive Loss into Income	2019	2018	2019	2018
Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$—	$—	$—	$18

As of September 30, 2019 and December 31, 2018, there were no unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $95.0 million and $79.9 million as of September 30, 2019 and December 31, 2018, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments.  The Company assesses hedge effectiveness at least quarterly. During the three- and nine-month periods ended September 30, 2019 and 2018, all hedges were determined to be effective.

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

Segment information for the three- and nine-month periods ended September 30, 2018 has been recast to reflect the separate disclosure of the Manufacturing and Grow Tech segments, both of which were previously included in the Other category. Consolidated financial information is not affected.

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

Revenue by Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$173,974	$226,645	$567,795	$669,432
Americas/Pacific	83,635	93,580	262,932	289,859
South Korea	79,435	89,963	248,020	270,517
Southeast Asia	78,963	86,307	226,853	236,390
Japan	67,197	63,649	194,557	190,986
Hong Kong/Taiwan	40,449	44,949	124,719	138,147
EMEA	35,742	42,819	120,960	131,810
Other	(62)	1,378	(239)	2,643
Total Nu Skin	559,333	649,290	1,745,597	1,929,784
Manufacturing (1)	30,601	26,022	91,430	65,937
Grow Tech	—	—	30	—
Total	$589,934	$675,312	$1,837,057	$1,995,721

(1)
The Manufacturing segment had $7.1 million and $7.4 million of intersegment revenue for the three-months ended September 30, 2019 and 2018, respectively, and $19.5 million and $17.2 million, for the nine months ended September 30, 2019 and 2018, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$48,619	$71,185	$158,873	$189,901
Americas/Pacific	12,875	11,848	41,314	38,088
South Korea	24,770	24,754	76,417	75,836
Southeast Asia	22,063	21,204	60,895	58,245
Japan	16,287	15,162	46,216	41,777
Hong Kong/Taiwan	8,063	8,100	24,754	23,781
EMEA	1,529	2,614	6,114	10,438
Nu Skin contribution	134,206	154,867	414,583	438,066
Manufacturing	4,577	2,045	11,598	4,039
Grow Tech	(5,822)	(2,732)	(14,033)	(6,049)
Total segment contribution	132,961	154,180	412,148	436,056
Corporate and other	(63,069)	(73,505)	(199,401)	(213,627)
Operating income	69,892	80,675	212,747	222,429
Other income (expense)	(4,979)	(6,982)	(11,153)	(16,940)
Income before provision for income taxes	$64,913	$73,693	$201,594	$205,489

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$2,708	$3,132	$8,733	$10,063
Americas/Pacific	213	229	633	722
South Korea	1,115	1,421	3,997	4,664
Southeast Asia	434	525	1,373	1,648
Japan	938	873	2,943	2,688
Hong Kong/Taiwan	547	279	1,600	923
EMEA	268	238	980	589
Total Nu Skin	6,223	6,697	20,259	21,297
Manufacturing	1,711	2,950	4,916	8,596
Grow Tech	1,244	652	3,064	1,098
Corporate and other	10,127	12,392	29,725	31,842
Total	$19,305	$22,691	$57,964	$62,833

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2019	2018	2019	2018

Nu Skin
Mainland China	$10,614	$2,117	$13,328	$5,015
Americas/Pacific	337	223	1,084	652
South Korea	972	135	1,051	179
Southeast Asia	140	357	459	552
Japan	267	125	1,385	508
Hong Kong/Taiwan	99	31	1,653	629
EMEA	16	348	92	425
Total Nu Skin	12,445	3,336	19,052	7,960
Manufacturing	1,100	1,100	4,281	2,568
Grow Tech	2,577	3,127	7,628	11,449
Corporate and other	7,448	6,301	21,823	20,316
Total	$23,570	$13,864	$52,784	$42,293

11.          Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

12.          Acquisitions

On January 22, 2018, the Company acquired the remaining 73% ownership in Innuvate Health Sciences, LLC (“Innuvate”), which owns a 92% interest in a nutritional product manufacturer. Innuvate is a contract manufacturer that specializes in softgel and hardshell capsule manufacturing. Prior to this acquisition, the Company owned 27% of Innuvate and accounted for it using the equity method. Following the January 22, 2018 acquisition, the remaining 8% ownership in the manufacturer continues to be held by an unrelated third party. Under the terms of the agreement, the Company paid $23.5 million in cash and shares of the Company in exchange for the remaining 73% ownership in Innuvate.

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC (“Treviso”), making Treviso a wholly owned subsidiary of the Company. Treviso is a liquid contract manufacturing laboratory for premium personal care products. Prior to this acquisition, the Company owned 35% of Treviso and accounted for it using the equity method. Under the terms of the purchase agreement, the Company paid $83.9 million in cash and shares of the Company in exchange for the remaining 65% ownership in Treviso.

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

There was no restructuring activity for the three months ended September 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2018 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2018 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2019 decreased 13% to $589.9 million, compared to $675.3 million in the prior-year period, and revenue for the nine-month period ended September 30, 2019 decreased 8% to $1.8 billion, compared to $2.0 billion in the prior-year period. Sales Leaders decreased 16% and Customers increased 4% on a year-over-year basis.

The declines in revenue and Sales Leaders are partially due to the continued restrictions on sales meetings in Mainland China, as discussed in the Segment Results section below, along with the lack of a major product launch in 2019, which we believe may have caused some decreased engagement in our sales force. Our revenue was also negatively impacted 2% from foreign-currency fluctuations in the third quarter of 2019, and 4% in the first nine months of 2019, compared to the respective prior-year periods.

Earnings per share for the third quarter of 2019 decreased 16% to $0.79, compared to $0.94 in the prior-year period. Earnings per share for the first nine months of 2019 decreased 3% to $2.39, compared to $2.47 in the prior-year period. The decrease in earnings per share reflects the decrease in revenue for the third quarter and first nine months of 2019. The decline for the nine-month period also reflects a $13.6 million gain on our step acquisitions in the first quarter of 2018, which was offset by a $10.8 million year-over-year reduction in foreign currency translation losses for the nine-month periods and a $7.2 million charge related to the conversion of our then-outstanding convertible notes in the first quarter of 2018. For more information about these items, see “Other income (expense), net,” below.

Segment Results

We report our business in nine segments to reflect our current management approach. Effective as of the first quarter of 2019, we reorganized the structure of our segments to separately disclose a Manufacturing segment, which includes the manufacturing and packaging subsidiaries that we acquired in the first quarter of 2018, and a Grow Tech segment, which focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products, while also working on and developing applications in other industries. Our Manufacturing and Grow Tech segments were previously included in the Other category. Segment information for the three- and nine-month periods ended September 30, 2018 has been recast to reflect this change. Consolidated financial information was not affected.

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2019	2018	Change	Change(1)	2019	2018	Change	Change(1)

Nu Skin
Mainland China	$173,974	$226,645	(23)%	(21)%	$567,795	$669,432	(15)%	(11)%
Americas/Pacific	83,635	93,580	(11)%	(7)%	262,932	289,859	(9)%	(3)%
South Korea	79,435	89,963	(12)%	(6)%	248,020	270,517	(8)%	(2)%
Southeast Asia	78,963	86,307	(9)%	(10)%	226,853	236,390	(4)%	(3)%
Japan	67,197	63,649	6%	2%	194,557	190,986	2%	1%
Hong Kong/Taiwan	40,449	44,949	(10)%	(9)%	124,719	138,147	(10)%	(8)%
EMEA	35,742	42,819	(17)%	(13)%	120,960	131,810	(8)%	(2)%
Other	(62)	1,378	(104)%	(104)%	(239)	2,643	(109)%	(109)%
Total Nu Skin	559,333	649,290	(14)%	(12)%	1,745,597	1,929,784	(10)%	(6)%
Manufacturing	30,601	26,022	18%	18%	91,430	65,937	39%	39%
Grow Tech	—	—	—	—	30	—	—	—
Total	$589,934	$675,312	(13)%	(11)%	$1,837,057	$1,995,721	(8)%	(4)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this Quarterly Report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

Nu Skin
Mainland China	$48,619	$71,185	(32)%	$158,873	$189,901	(16)%
Americas/Pacific	12,875	11,848	9%	41,314	38,088	8%
South Korea	24,770	24,754	—	76,417	75,836	1%
Southeast Asia	22,063	21,204	4%	60,895	58,245	5%
Japan	16,287	15,162	7%	46,216	41,777	11%
Hong Kong/Taiwan	8,063	8,100	—	24,754	23,781	4%
EMEA	1,529	2,614	(42)%	6,114	10,438	(41)%
Total Nu Skin	134,206	154,867	(13)%	414,583	438,066	(5)%
Manufacturing	4,577	2,045	124%	11,598	4,039	187%
Grow Tech	(5,822)	(2,732)	(113)%	(14,033)	(6,049)	(132)%

The following table provides information concerning the number of Customers and Sales Leaders as of September 30, 2019 and 2018.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements were designed to drive and reward increased productivity of our Sales Leaders with adjusted requirements for qualifying and maintaining “Sales Leader” status, which has impacted the number of independent distributors under our global compensation program who achieve such requirements. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly productivity, qualification requirements have been modified and the enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. We have introduced Velocity in all of our markets other than Mainland China. Mainland China operates under a different business model and is not impacted by these changes.

	As of September 30, 2019		As of September 30, 2018		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	317,257	23,776	210,212	33,335	51%	(29)%
Americas/Pacific	229,013	7,760	276,923	8,475	(17)%	(8)%
South Korea	169,589	7,363	180,254	7,700	(6)%	(4)%
Southeast Asia	145,845	7,936	146,586	8,668	(1)%	(8)%
Japan	128,373	5,964	130,831	6,182	(2)%	(4)%
Hong Kong/Taiwan	68,862	4,231	75,985	4,402	(9)%	(4)%
EMEA	147,758	4,060	144,977	4,320	2%	(6)%

Total	1,206,697	61,090	1,165,768	73,082	4%	(16)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China.  The year-over-year decrease in revenue in Mainland China for the three- and nine-month periods ended September 30, 2019, along with the decline in Sales Leaders, reflects the continued restrictions on sales meetings. While we began holding meetings during the second quarter of 2019, meeting approvals for the industry continue to be restricted. In addition, we believe the negative media scrutiny of the industry has had a negative impact on consumer sentiment which may also make it more difficult to attract new Sales Leaders.  We continue to work to engage and grow our sales force in the market, and while we believe our sequential Sales Leader trends have stabilized, we expect it may take a few quarters for meaningful growth of our Sales Leader base. The year-over-year revenue declines in this segment for the three- and nine-month periods also reflect the negative impacts of foreign-currency fluctuations of 2% and 4%, respectively, along with a LumiSpa promotion in the prior year that we did not repeat this year. Due in part to the restrictions on sales meetings, we conducted customer initiatives during the third quarter of 2019, which we believe drove the year-over-year increase in Customers as of September 30, 2019.

The year-over-year decrease in segment contribution for both the third quarter and the first nine months of 2019 primarily reflects lower revenue in 2019.  The third quarter decline in segment contribution from lower revenue was also negatively impacted by a 5.1% increase in general and administrative expense due to a sales force event, and partially offset by a 1.7 percentage point improvement in gross margin from the sales mix, due to a decrease in device sales for the quarter.  For the first nine months of 2019, the decline in segment contribution from lower revenue was partially offset by decreased general and administrative expenses from the first half of 2019, as a result of cost saving initiatives and lower sales force event expenses due to limited meetings.

Americas/Pacific. The year-over-year decreases in revenue, Sales Leaders and Customers was significantly impacted by our Argentina market, where the economy is experiencing hyperinflation.  The revenue decline in our Argentina market accounts for over $5.0 million and $19.1 million of the total decline for the segment for the three- and nine-month periods ending September 30, 2019, respectively.  We have implemented price increases in response to inflation in Argentina. Our revenue in this segment was negatively impacted 4% and 6% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2019, respectively, primarily due to the weakening Argentine peso.  The declines in revenue, Sales Leaders and Customers in this segment also reflect continued softness in the North America markets, coupled with the lack of a significant new product launch.

The year-over-year increase in segment contribution for the third quarter of 2019 primarily reflects a decline in general and administrative expense from effective cost-saving measures paired with a reallocation of resources to key business drivers, along with a decrease in selling expenses as a percentage of revenue, partially offset by a decline in revenue. The year-over-year increase in segment contribution for the nine-month period ended September 30, 2019 reflects improved gross margin from product mix and a lower general and administrative expense from effective cost-saving measures paired with a reallocation of resources to key business drivers, partially offset by a decline in revenue.

South Korea.  Our business in the South Korea segment continued to be challenged in the third quarter and first nine months of 2019, with our revenue, Sales Leaders and Customers each decreasing.  Our reported revenue also reflects a negative impact of 6% from foreign-currency fluctuations for the three- and nine-month periods presented. Competitive pressures have continued to negatively affect our revenue, Sales Leader and Customer acquisition in this segment.

The segment contribution remained flat for the three- and nine-month periods ended September 30, 2019 as a result of a decrease in general and administrative expenses and a decrease in selling expenses as a percentage of revenue, which fully offset the decline in revenue.

Southeast Asia. Our revenue and Sales Leaders decline for the three- and nine-month periods ended September 30, 2019 for Southeast Asia is partially attributable to a tough comparison, as the prior-year quarter included a significant distributor event.  In addition, changes in regulations in our Vietnam market, which lengthened the process to become a distributor, also impacted our revenue and Sales Leaders for the periods presented.

The decline in revenue for the three- and nine-month periods ended September 30, 2019 was fully offset by improvements in gross margin from favorable sales mix and general and administrative expense reductions.  In addition, selling expense as a percentage of revenue decreased for the third quarter of 2019.

Japan. The Japan segment has been showing steady improvements with continued market stabilization, resulting in 2% constant-currency revenue growth for the third quarter of 2019, with a 4% benefit from favorable foreign-currency fluctuations. However, our Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market. Constant-currency revenue increased 1% for the first nine months of 2019, with a 1% benefit from favorable foreign-currency fluctuations.

For the third quarter of 2019, segment contribution increased from improved revenue and a 1.3 percentage point increase in gross margin, which was partially offset by a 0.9 percentage point increase in selling expenses as a percentage of revenue.   For the first nine months of 2019, segment contribution increased from successful general and administrative cost-saving measures and improved revenue.

Hong Kong/Taiwan. The year-over-year decline in revenue and Customers in our Hong Kong/Taiwan segment for both the third quarter and the first nine months of 2019 was primarily driven by the prior-year period, which included increased sales from the Greater China sales force event that was held during the second quarter of 2018 in Hong Kong. Business disruptions from the social incidents in Hong Kong also impacted our third quarter, and it is uncertain when the situation will be resolved.  Our sales in Taiwan were also negatively impacted by weather that halted shipments for the final day of the period.

Despite lower revenue for the third quarter of 2019, segment contribution remained flat from improvements in gross margin from product mix, and a decline in general and administrative expenses from cost saving initiatives.  The segment contribution for the first nine months of 2019 improved as a result of a decrease in general and administrative expenses due to the 2018 Greater China sales force event and improvements in gross margin, partially offset by a 2.8 percentage point increase in selling expense as a percentage of revenue and a decline in revenue.  The changes in selling expenses reflect the impact of Velocity. As previously disclosed, Velocity includes a new bonus program for our sales force that is funded by slightly increased prices for some of our products, causing both gross margin and selling expenses as a percentage of revenue to increase.

EMEA.  The year-over-year decline in revenue and Sales Leaders in this segment reflects negative media scrutiny in our UK market, along with a longer than anticipated adjustment for our Sales Leaders with Velocity.

The decrease in segment contribution for the third quarter and first nine months of 2019 resulted primarily from the decline in revenue, along with a 1.3 and 0.8 percentage point increase in selling expense as a percentage of revenue for the corresponding periods.

Manufacturing. Our Manufacturing segment generated an 18% year-over-year increase in revenue for the third quarter of 2019 and a 39% increase for the nine-month period ended September 30, 2019.  Our previous investment in additional capacity has allowed our manufacturing companies to continue to increase revenue. The companies in this segment were acquired during the first quarter of 2018; as a result, the year-over-year revenue comparison for the nine-month periods reflects only a partial period in 2018. These companies provide products and services both to our Nu Skin business and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

The $2.5 million and $7.6 million improvements in segment contribution for the three- and nine-month periods ended September 30, 2019, respectively, reflect revenue increases and improved gross margin, primarily due to purchase accounting adjustments recorded in 2018.

Grow Tech. Our Grow Tech segment focuses on a long-term strategy for consistently sourcing pure, effective and sustainable ingredients for use in our products. Nu Skin currently plans to begin adding ingredients sourced from its Grow Tech segment to its products in place of traditionally grown ingredients, while also working on and developing applications in other industries. As previously disclosed, we are expecting a continued loss in 2019 from this segment as we continue to research and refine the technology, with our fourth quarter spend projected to be generally consistent with the third quarter.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2019 decreased 13% to $589.9 million, compared to $675.3 million in the prior-year period. Revenue for the nine-month period ended September 30, 2019 decreased 8% to $1.8 billion, compared to $2.0 billion in the prior-year period. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 76.2% for the third quarter of 2019, compared to 76.7% for the prior-year period, and 76.0% for the first nine months of 2019, compared to 76.3% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 0.1 percentage points to 78.6% for the third quarter of 2019 and increased 0.2 percentage points to 78.4% for the first nine months of 2019.  The increased revenue for our Manufacturing segment, paired with lower revenue for our core Nu Skin business, lowered consolidated gross margin for the third quarter and first nine months of 2019.  As previously disclosed, the gross margin of our Manufacturing segment is significantly lower than that of our core Nu Skin business.

Selling expenses

Selling expenses as a percentage of revenue were 39.3% for the third quarter of 2019, compared to 40.2% for the prior-year period, and 39.6% for the first nine months of 2019, compared to 40.2% for the prior-year period. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.  For the third quarter and first nine months of 2019, core Nu Skin’s selling expenses as a percentage of revenue decreased 0.3 percentage points and increased 0.2 percentage points to 41.5% and 41.7%, respectively. This was partially offset by the impact of the increase in revenue from our Manufacturing segment, which does not carry significant selling expenses and therefore lowered consolidated selling expenses.

General and administrative expenses

General and administrative expenses as a percentage of revenue increased to 25.1% for the third quarter of 2019, from 24.5% for the prior-year period, and to 24.8% for the first nine months of 2019, from 25.0% for the prior-year period.  General and administrative expenses decreased to $147.9 million in the third quarter of 2019 and $456.0 million in the first nine months of 2019, compared to $165.7 million and $499.0 million in the respective prior-year periods, primarily reflecting a decrease in labor expenses of $19.3 million for the third quarter of 2019 and $35.0 million for the first nine months of 2019, due to decreased employee headcount during 2019 and higher employee incentive compensation for the 2018 periods upon achievement of performance goals.  Expenses related to sales force events and initiatives also decreased $10.4 million for the first nine months of 2019, due to limited sales meetings in Mainland China and our prior-year Greater China sales force event in Hong Kong.  In the fourth quarter of 2019, we anticipate general and administrative expenses will increase sequentially due to our global Nu Skin LIVE! event, which took place in October 2019, with approximately $10 million of incremental spend.

Other income (expense), net

Other income (expense), net was $(5.0) million for the third quarter of 2019 compared to $(7.0) million for the prior-year period, and $(11.2) million for the first nine months of 2019 compared to $(16.9) million for the prior-year period. The decreases in expense primarily reflect foreign-currency fluctuations; foreign-currency translation losses decreased $2.0 million and $10.8 million for the three- and nine-month periods, respectively. The foreign-currency translation losses for both periods in 2018 and 2019 primarily related to fluctuations of the Argentine peso compared to the U.S. dollar, along with the Chinese yuan compared to the U.S dollar for 2018.  The decrease in expense for the nine-month period additionally reflects a non-cash charge of $7.2 million in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes, offset by a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions.

Provision for income taxes

Provision for income taxes for the third quarter of 2019 was $20.8 million, compared to $20.5 million for the prior-year period, and $68.2 million for the first nine months of 2019, compared to $65.8 million for the prior-year period. The effective tax rate for the three- and nine-month periods ended September 30, 2019 was 32.1% and 33.8% of pre-tax income, compared to 27.9% and 32.0% in the prior-year periods. The difference in the rate for the third quarter and first nine months of 2019 compared to the corresponding periods of 2018 primarily relates to the release of a valuation allowance in the third quarter of 2018 as we utilized deferred tax assets related to foreign tax credits and our decision in the second quarter of 2018 to designate $60.0 million of our earnings in Mainland China as permanently reinvested.

Net income

As a result of the foregoing factors, net income for the third quarter of 2019 was $44.1 million, compared to $53.1 million in the prior-year period. Net income for the first nine months of 2019 was $133.4 million, compared to $139.6 million for the first nine months of 2018.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2019, we generated $128.0 million in cash from operations, compared to generating $113.9 million in cash from operations during the prior-year period. The increase in cash flow from operations reflects improvements in inventory management and other cost saving initiatives implemented by our markets, partially offset by a higher payout of accruals in the first quarter of 2019, mainly attributable to severance pay-out.  Cash and cash equivalents, including current investments, as of September 30, 2019 and December 31, 2018 were $327.5 million and $398.3 million, respectively, driven by the repayment of debt, ongoing capital expenditures and payment of the quarterly dividend.

Working capital. As of September 30, 2019, working capital was $370.7 million, compared to $359.6 million as of December 31, 2018. The increase in working capital is primarily attributable to increased prepaid expense in preparation for our October 2019 global Nu Skin LIVE! event, a decrease to accruals from the payout of the severance in the first quarter of 2019, and a decrease in our revolving line of credit, which is offset by a lower cash balance.

Capital expenditures. Capital expenditures for the first nine months of 2019 were $52.8 million. Our 2019 capital expenditures include the following:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, application development and the migration of legacy systems to cloud-based systems; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $65-70 million for 2019. In addition, we are also in the planning phase for a new manufacturing plant in Mainland China. We currently expect that our expenditures for this project will be approximately $55-60 million over the next two to three years, with approximately $20 million during 2019.  As of September 30, 2019, expenditures were approximately $10 million for the new manufacturing plant, which is included in the capital expenditures total disclosed above.

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

Modification of Previous Credit Agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014 (the “Previous Credit Agreement”) with various financial institutions as lenders, and Bank of America, N.A., as administrative agent. We had indebtedness of $257.6 million in principal amount outstanding under the Previous Credit Agreement as of both March 31, 2018 and the repayment date of April 18, 2018. See Note 4 to the consolidated financial statements contained in this Quarterly Report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first nine months of 2019, we repurchased approximately 14,000 shares of our Class A common stock under the plan for $0.8 million. As of September 30, 2019, $470.2 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, April and August 2019, our board of directors declared quarterly cash dividends of $0.37 per share. These quarterly cash dividends of $20.5 million, $20.6 million and $20.6 million were paid on March 13, 2019, June 12, 2019 and September 11, 2019 to stockholders of record on February 25, 2019, May 31, 2019 and August 30, 2019.  In November 2019, our board of directors declared a quarterly cash dividend of $0.37 per share to be paid on December 11, 2019 to stockholders of record on November 29, 2019.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2019 and December 31, 2018, we held $327.5 million and $398.3 million, respectively, in cash and cash equivalents, including current investments. These amounts include $223.5 million and $296.6 million as of September 30, 2019 and December 31, 2018, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2019, we had $59.1 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contingent Liabilities

Please refer to Note 11 to the consolidated financial statements contained in this Quarterly Report for information regarding our contingent liabilities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the third quarter of 2019.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2019, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the nine-month periods ended September 30, 2019 and 2018.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2019 and 2018, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2019, and 2018 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

Non-GAAP Financial Measures

Constant-currency revenue change is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the Company’s performance. It is calculated by translating the current period’s revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing that amount to the prior-year period’s revenue.  We believe that constant-currency revenue change is useful to investors, lenders, and analysts because such information enables them to gauge the impact of foreign-currency fluctuations on our revenue from period to period.

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

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also from Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview companies in the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business. Initially as a result of negative media coverage about the healthcare-related product claims made by a competitor in the direct selling industry in Mainland China, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels during 2019. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China, and negative media coverage has spread to include additional companies, including ours. Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. We continuously face the risk of regulatory inquiries and investigations, and any determination that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Because our global model varies significantly from our Mainland China business model, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force may lead to government reviews and investigations of our operations in Mainland China. For example, in January 2014, a series of articles was published in Mainland China containing a number of allegations, including, among other things, that our compensation practices violated Chinese regulations against pyramid and multi-level sales models, that our recruiting and training techniques were unlawful or inappropriate and that certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations. As a result of these allegations, in 2014 Chinese regulators commenced a review of our business model and operations in Mainland China. For a further description of these matters, see “We may become involved in legal proceedings and other matters that, if adversely adjudicated or settled, could adversely affect our financial results” in our Annual Report on Form 10-K for the 2018 fiscal year. In response to media scrutiny and this government review, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. The adverse publicity and suspension of business meetings and acceptance of applications had a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Further media scrutiny, particularly any coming from media outlets with close connections to the government of Mainland China, could result in further regulatory scrutiny and investigations in Mainland China and could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

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

If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader trains, manages, supports and services in setting his/her salary on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Although the 100-day period has ended, there has been, and we anticipate there will continue to be, a heightened level of media and regulatory scrutiny of these industries and of our business and products. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If changes are made to any of the regulations that apply to our business model, products or operations, our business could be harmed.

Challenges to the form of our network marketing system could harm our business.

We may be subject to challenges by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change.  For example, following an audit of our Vietnam business during 2017, regulators in Vietnam informed us that an account transfer fee of approximately $25 that we charge to distributors who transfer their business to a different market may be viewed, with respect to distributors who transfer to Vietnam, as an illegal sign-up fee under Vietnam's anti-pyramid laws. Although the resolution of this matter did not materially harm our business, future matters regarding our network marketing system could result in monetary penalties, revocation of our license to do business in a market or harm to our reputation.

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims and the importance of focusing on consumers. These developments have created a level of ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

•	In 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims.

•
In 2016, the FTC entered into a settlement with a multi-level marketing company, requiring the company to modify its business model, including basing sales compensation and qualification only on sales to retail and preferred customers and on purchases by a distributor for personal consumption within allowable limits. Although this settlement does not represent judicial precedent or a new FTC rule, the FTC has indicated that the industry should look at this settlement, and the principles underlying its specific measures, for guidance.

•
In September 2019, the FTC entered into a settlement with a multi-level marketing company, alleging an illegal business model and compensation structure and inappropriate earnings claims. The company agreed to a prohibition from engaging in multi-level marketing.

Although we take steps to educate our distributors on proper earnings claims, if our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In addition, if the requirements in the settlements listed above lead to new industry standards or new rules, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and distributors who have never sponsored other distributors, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2019	—	$—	—	$470.2
August 1 - 31, 2019	—	—	—	$470.2
September 1 - 30, 2019	—	—	—	$470.2
Total	—	$—	—

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

November 5, 2019

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)