Form 10-K
period 2019-12-31
NU SKIN ENTERPRISES, INC.
filed 2020-02-13
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 28, 2019, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.70 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2020, 55,547,214 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION AND OTHER LEGAL MATTERS; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “TARGETS,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE “ITEM 1A. RISK FACTORS.”

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Founded 35 years ago, Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2019, our revenue of $2.4 billion was primarily generated by our three primary brands: our beauty and personal care brand, Nu Skin; our nutritional products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include personal care and nutritional product manufacturing companies and indoor-growing technologies, which are sometimes referred to as controlled-environment agriculture. In 2019, the Rhyz companies generated $122.0 million of our 2019 reported revenue (excluding sales to our core Nu Skin business), substantially all of which was from the manufacturing companies.

About 87% of our revenue came from outside of the United States in 2019, with approximately 30% of our revenue coming from Mainland China, our largest revenue market. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In 2019, our revenue was negatively impacted 3% from foreign-currency fluctuations compared to 2018. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

PRODUCTS

We offer a branded, differentiated product portfolio. We believe our innovative approach to product development and distribution provides us with a competitive advantage in personal care and nutritional products and direct selling. We believe that our acquired and licensed technologies, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products.

Product Categories

We have two primary product categories: personal care products and wellness products. We develop and distribute innovative, premium-quality products in these two categories under our Nu Skin and Pharmanex brands, respectively. We also develop and distribute products under our ageLOC brand, which features innovative, premium-quality anti-aging products in both the personal care and wellness categories and in many cases is co-branded with our Nu Skin and Pharmanex products.  We also offer products under other brands, including personal care products that are conducive to social sharing, such as cosmetics and other socially demonstrable and shareable products.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of personal care and wellness products for the years ended December 31, 2019, 2018 and 2017. This table should be read in conjunction with the information presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)(1)

	Year Ended December 31,
Product Category	2019		2018		2017
Personal Care(2)	$1,423.5	58.8%	$1,659.7	62.0%	$1,456.4	63.9%
Wellness(2)	863.1	35.7%	921.3	34.4%	817.2	35.9%
Other(3)	133.8	5.5%	98.0	3.6%	5.5	0.2%
	$2,420.4	100.0%	$2,679.0	100.0%	$2,279.1	100.0%

(1)
In 2019, 87% of our sales were transacted in foreign currencies that were then converted to U.S. dollars for financial reporting purposes at weighted-average exchange rates. Foreign-currency fluctuations negatively impacted reported revenue by approximately 3% in 2019 compared to 2018 and positively impacted reported revenue by approximately 1% in 2018 compared to 2017.

(2)	Includes sales of personal care and wellness products in our core Nu Skin business.

(3)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Personal Care. Our strategy for our personal care products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium personal care markets. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our personal care category with ingredients that are scientifically proven to provide visible results. Our personal care products also include our innovative skin care devices.  In 2019, our top-selling products by revenue in this category were two of our innovative skin care devices and related consumables: our ageLOC Spa systems and our ageLOC LumiSpa skin treatment and cleansing device. Our ageLOC personal care products accounted for 49% of our personal care category revenue and 30% of our total revenue in 2019. Also included in our personal care category are our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic and personal care products, some of which are conducive to social sharing.

Wellness. Our strategy for our wellness category is to continue to introduce innovative, substantiated products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2019, our three top-selling products by revenue in this category were our LifePak nutritional supplements, our ageLOC Youth nutritional supplements and our ageLOC TR90 weight management and body shaping system. Our ageLOC nutritional products accounted for 45% of our nutritional supplements product category revenue and 17% of our total revenue in 2019.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. In our research and product development, we leverage the three disciplines of science, technology and sourcing to create innovative products that address consumer needs. We also develop and offer products that are conducive to social sharing, including cosmetics and other socially demonstrable and shareable products.

Our research and product development activities include:

●	Global consumer research to identify needs and insights and refine product concepts;
●	Internal research, product development and quality testing;
●	Joint research projects, collaborations and clinical studies;
●	Identification and assessment of technologies for potential licensing arrangements; and
●	Acquisition of technologies.

We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, nutrition, pharmacology and clinical studies.

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

Sourcing and Production

For markets other than Mainland China, in 2019, we sourced most of our personal care products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products and nutritional supplements sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2019, we acquired ingredients and products from three suppliers that represented more than 10% of our personal care purchases and three suppliers that represented more than 10% of our nutritional supplement purchases. We maintain good relationships with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. We procure our ageLOC Spa systems and other products or ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

In 2018, we acquired three companies that primarily do the following, respectively: develop and manufacture personal care products, develop and manufacture nutritional supplements, and source and procure product packaging. These businesses are owned by our Rhyz strategic investment arm. We believe these manufacturers allow us to leverage their expertise to enhance our supply chain capabilities.  These businesses continue to operate outside of our core Nu Skin business and sell products to companies in the personal care and nutritional industries, generating $122.0 million in revenue from sales to external customers in 2019.

We also continue, through our Rhyz entity, to invest in controlled-environment agriculture technologies. We believe these technologies will enhance our ability to source clean, sustainable ingredients. We also have found that some of this technology has broader applications in agriculture feed, and we are pursuing these potential opportunities through an entity called Grōv Technologies, LLC, a subsidiary of Rhyz. Grōv Technologies is also pursuing opportunities involving fresh-produce and grow-lighting technologies.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We support these personal marketing efforts with marketing content, events, websites, apps and other technology solutions. We believe our distribution channel is an effective vehicle to distribute our products because:

●	our sales force has rapid reach to potential customers through their social networks and the social networks of those to whom they are connected;
●	our sales force can personally educate consumers about our products, which we believe is more effective for differentiating our products than using traditional mass-media advertising;
●	our distribution channel allows for product demonstrations and trial by potential consumers;
●	our distribution channel allows our sales force to provide personal testimonials of product efficacy; and
●	as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of service.

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market our products.

In many of our markets, our sales force has had success with social sharing, in which they use social media platforms to find new customers and promote and sell our products. We seek to support these efforts with products that are conducive to social sharing and with technology solutions to facilitate this model. Social sharing presents certain risks and challenges to our business, as discussed further in Item 1A. Risk Factors.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of direct selling associations globally, we promote and abide by the industry’s codes of ethics and consumer-protective standards to support and protect those who sell and purchase our products through the direct selling channel.

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

Total Number of Customers and Sales Leaders(1) by Region

	As of December 31, 2019		As of December 31, 2018		As of December 31, 2017
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	292,812	17,987	303,789	33,129	192,604	40,610
Americas/Pacific	220,216	7,607	248,609	8,354	244,467	8,871
South Korea	168,972	7,251	182,026	7,565	172,553	8,431
Southeast Asia	136,349	7,480	153,465	8,933	121,764	8,020
Japan	125,557	5,916	130,181	5,916	132,041	6,592
EMEA	153,330	4,619	149,085	4,791	135,051	4,683
Hong Kong/Taiwan	65,669	3,900	76,891	4,767	71,091	4,671
Total	1,162,905	54,760	1,244,046	73,455	1,069,571	81,878

(1)
Our Velocity sales compensation program enhancements were designed to drive and reward increased productivity of our Sales Leaders, with adjusted requirements for qualifying and maintaining “Sales Leader” status, which has impacted the number of independent distributors under our global compensation program who achieve such requirements. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly sales productivity, and qualification requirements to maintain and advance status have been modified. The enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. We began introducing Velocity in the fourth quarter of 2017 and continued rolling it out across our markets through the first half of 2019. We have now introduced Velocity in all of our markets other than Mainland China, which operates under a different business model and is not impacted by these changes.

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

●	“Distributor-Direct Consumers”—Individuals who purchase products directly from an independent distributor at a price established by the distributor.
●
“Company-Direct Consumers”—Individuals who purchase products directly from the company. These consumers are typically referred by a distributor and may purchase at retail price or at a discount. These individuals do not have the right to build a Nu Skin business by reselling product or by recruiting others.

●
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

●
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

There are two fundamental ways in which our distributors can earn money:

●	by reselling products purchased from the company to consumers; and
●	through sales compensation earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our distributors can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We rely on our sales employees, independent direct sellers and independent marketers to attract new consumers and promote repeat purchases, and to educate our sales force about our products, culture and policies through frequent training meetings.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan, but are instead compensated according to a separate compensation model established for Mainland China. Sales employees, independent direct sellers and independent marketers earn (1) retail bonuses on their product sales; and (2) a salary (sales employee) or service fee (independent marketer), which is reviewed and adjusted quarterly based on their position and performance, taking into account such factors as the sales productivity of the Sales Leader him/herself and of the sales representatives that such Sales Leader trains, collaborates with, supports and services. Sales Leaders can also earn other bonuses or special incentives based on various performance metrics. We generally compensate our Mainland China Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally.

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

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements. We hold regular meetings and events globally in order to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to other Sales Leaders. We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders. In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices and set goals, generate alignment of Sales Leaders around key initiatives, and provide a high level of motivation and team building.

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

GEOGRAPHIC REGIONS

We currently sell and distribute our products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa. We also generate revenue in our Manufacturing and Grow Tech segments, which consist of the manufacturing and controlled-environment agriculture businesses within our Rhyz strategic investment arm. The following table sets forth the revenue for each of the segments and the Other category for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31,
(U.S. dollars in millions)	2019		2018		2017
Nu Skin
Mainland China	$722.5	30%	$886.5	33%	$717.0	32%
Americas/Pacific	349.1	14	385.0	14	342.4	15
South Korea	330.0	14	373.4	14	361.7	16
Southeast Asia	301.6	12	316.9	12	268.6	12
Japan	260.0	11	254.9	10	256.1	11
EMEA	167.2	7	182.4	7	160.3	7
Hong Kong/Taiwan	166.3	7	185.9	7	166.7	7
Other	1.7	—	3.4	—	6.3	—
Total Nu Skin	2,298.4	95	2,588.4	97	2,279.1	100
Manufacturing	121.9	5	90.6	3	—	—
Grow Tech	0.1	—	—	—	—	—
Total	$2,420.4	100%	$2,679.0	100%	$2,279.1	100%

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

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets generally:

●	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;
●	require us, or our sales force, to register with government agencies;
●	impose limits on the amount of sales compensation we can pay;
●	impose reporting requirements; and
●	require that our sales force is compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. For more information about these matters and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system could harm our business.”

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China’s direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by state, provincial and local regulators as well as local customs and practices. Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. As of January 31, 2020, we have obtained direct selling licenses in 37 cities in 25 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the Ministry of Commerce, PRC (“MOFCOM”), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Market Regulation at both provincial and state levels.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, initially as a result of negative media coverage about the healthcare-related product claims made by another direct selling company in Mainland China, the government’s scrutiny of activities within the health products and direct selling industries was during 2019, and continues to be, at higher levels. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of commissions we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total value of goods or services supplied in South Korea. We have implemented various measures to comply with these limits, including adjusting the commissionable value of some of our products in this market.

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

Product Regulations

Our personal care and wellness products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those distributed by us.

Regulation of Personal Care Products in the United States. Our personal care products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further approval as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations.

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

In recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, and our research and product development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or lawsuits, which could harm our business.

Certain products, such as sunscreens and acne treatments, are classified as OTC drugs (and cosmetics, depending on claims) and have specific ingredient, labeling and manufacturing requirements. OTC drug products may be marketed if they conform to the requirements of an FDA-established OTC drug monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we may be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. The labeling of these products is subject to the requirements of the FDCA and the Fair Packaging and Labeling Act and other FDA regulations.

Regulation of Personal Care Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, personal care products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “non-special-purpose cosmetics.” Products in both categories require submission of formulas and other information with the health authorities, and certain products require human clinical studies. The product registration process for some categories of personal care products in Mainland China can be unpredictable and generally takes from 9 to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each personal care product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, all “functional” cosmetics are required to either undergo examination by or be reported to the Ministry of Food and Drug Safety. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Directive, which requires a uniform application for foreign companies making personal care product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

Regulation of Wellness Products in the United States. Our wellness products are also subject to applicable regulations of government agencies in the markets in which we operate. In the United States, we generally market our wellness products as conventional foods or dietary supplements. The FDA has jurisdiction over this regulatory area. The FDA imposes specific requirements for the labels and labeling of food and dietary supplements, including the requirements of the Food Allergen Labeling and Consumer Protection Act of 2004, which mandates declaration of the presence of major food allergens. In addition, the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 contains requirements with regard to the sale and importation of food products in the United States.

The FDA Food Safety Modernization Act (“FSMA”), which was signed into law in 2011, also increased the FDA’s authority with respect to food safety and made significant changes to the FDCA with respect to strengthening the U.S. food safety system. It enables the FDA to focus more on preventing food safety problems rather than primarily reacting to problems after they occur. The law also provides the FDA with enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. The FDA is actively enforcing FSMA requirements, subjecting food and nutritional supplements to increased regulatory scrutiny. Pursuant to FSMA, the FDA is authorized, among other things, to order mandatory recalls, issue “administrative detention” orders, and revoke manufacturing facility registrations (effectively preventing the operation of a food or dietary supplement manufacturing facility), and importers of foods and nutritional supplements are subject to Foreign Supplier Verification Program requirements.

The FDA regulates dietary supplements principally under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA formally defines what may be sold as a dietary supplement, defines statements of nutritional support and the conditions under which they may lawfully be used, and includes provisions that permit the FDA to regulate manufacturing practices and labeling claims applicable to dietary supplements. Because the majority of our wellness products are regulated under DSHEA, we are generally not required to obtain regulatory approval prior to introducing a dietary supplement into the United States market. Prior to marketing a product, we are obligated to notify the FDA of any structure/function claims that we intend to make about the product in any product-related materials.

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” The enforcement of the term “chemically altered” has been and continues to evolve within the FDA. As such, an ingredient that is deemed today not to be “chemically altered” may be viewed otherwise in the future, which could lead to our being required to reformulate or cease marketing the product until such time that we can find a suitable replacement. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may seek to remove from the market any new dietary ingredient that the FDA determines to be unsafe. In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

Regulation of Nutritional Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for “health foods,” which allows products with only basic nutritional ingredients (some vitamins and minerals) to be notified rather than registered. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. As a result, we often must modify the ingredients and/or the levels of ingredients in our products for certain markets, or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.

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

Manufacturing Process. In 2008, and as subsequently updated under the regulations implementing the FSMA, the FDA established regulations to require current “good manufacturing practices” for dietary supplements and food products in the United States. The regulations ensure that dietary supplements and food products are produced in a quality manner, do not contain contaminants or impurities above pre-established levels, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements or food products contain contaminants or allergens or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization, permanent impairment or death associated with consumers’ use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third-party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls. Failure to comply with good manufacturing practices could also result in product recalls.

Advertising and Product Claims. Most of our major markets also regulate advertising and product claims regarding the efficacy and quality of products and require adequate and reliable scientific substantiation of all claims. In most of our foreign markets, we are typically not able to make any “medicinal” claims with respect to our wellness products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA has issued guidance defining a manufacturer’s obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than thirty days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance, however, that the FDA or FTC will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim” or that such claims have competent and reliable scientific evidence. Such a determination might prevent the use of such a claim or result in additional FDA enforcement.

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

Most of the other markets in which we operate have not adopted legislation like DSHEA, and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, our nutritional supplements are marketed as food products, which significantly limits our ability to make claims regarding these products. If marketing materials produced or used by us or our sales force globally make claims that exceed the scope of allowed claims for nutritional supplements, the FDA or other regulatory authorities could deem our products to be unapproved drugs. In Mainland China, we also face significant restrictions on our ability to make product claims regarding the efficacy of our products. Violations, alleged violations, or negative media attention related to our compliance with these restrictions could harm consumers’ perception of our business and products and could negatively impact the registration, licensing status and sales of our products.

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

Regulation of Medical Devices. In 2014, our facial spa was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the United States and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

In addition, medical device manufacturers must adhere to certain “good manufacturing practices” in accordance with the FDA’s Quality System Regulation, which regulates the manufacture of medical devices, prescribes record-keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. If in connection with these inspections, the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If the FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations and criminal and civil fines.

Our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa, ageLOC Spa systems and any future devices may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets. Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems are registered as “health care equipment” or “household appliances.” We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Avon Products and Herbalife. We also compete with local direct selling companies. For example, leading direct selling companies in Mainland China include Joymain and Sunhope. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

Products

The markets for our products are highly competitive. Our competitors include a broad array of marketers of personal care and nutritional products and pharmaceutical companies, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the convenience of our distribution system.

EMPLOYEES

As of December 31, 2019, we had approximately 4,900 full- and part-time employees worldwide. This does not include approximately 20,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

We have adopted a Code of Conduct that applies to all of our employees, officers and directors, including those of our subsidiaries. Our Code of Conduct is available in the “Corporate Governance” section of our Investor Relations website at ir.nuskin.com. In addition, stockholders may obtain a copy, free of charge, by making a written request to Investor Relations, Nu Skin Enterprises, Inc., 75 West Center Street, Provo, Utah 84601. Any amendments or waivers (including implicit waivers) regarding the Code of Conduct requiring disclosure under applicable SEC rules or NYSE listing standards will be disclosed in the same section of our website.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of January 31, 2020 are as follows:

Name	Age	Position
Steven J. Lund	66	Executive Chairman of the Board
Ritch N. Wood	54	Chief Executive Officer
Ryan S. Napierski	46	President
Mark H. Lawrence	50	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	67	Executive Vice President of Product Development and Chief Scientific Officer
D. Matthew Dorny	55	Executive Vice President, General Counsel and Secretary

Steven J. Lund has served as Executive Chairman of our board of directors since 2012. Mr. Lund previously served as Vice Chairman of our board of directors from 2006 to 2012 and as President, Chief Executive Officer and a member of our board of directors from 1996, when we went public, until 2003. Mr. Lund was a founding stockholder of our company. Mr. Lund is a trustee of the Nu Skin Force for Good Foundation, a charitable organization established in 1996 by our company to help encourage and drive the philanthropic efforts of our company and its sales force and employees to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University’s J. Reuben Clark Law School.

Ritch N. Wood has served as our Chief Executive Officer since 2017. Previously, he served as our Chief Financial Officer since 2002. Mr. Wood joined our company in 1993 and served in various capacities before his appointment as Chief Financial Officer, including Vice President of Finance and Vice President of New Market Development. Prior to joining us, he worked for the accounting firm of Grant Thornton LLP. Mr. Wood earned a B.S. and a Master of Accountancy degree from Brigham Young University.

Ryan S. Napierski has served as our Company’s President since 2017. Previously, he served as President of Global Sales and Operations from 2015 to 2017. Prior to serving in that position, he served as both President of our North Asia region since 2014 and President of Nu Skin Japan since 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master’s degree in business administration from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

Mark H. Lawrence has served as our Chief Financial Officer since 2017. From 2016 to 2017, Mr. Lawrence served as vice president of finance for the Innovation Center at Vivint Smart Home, a home automation company. From 2013 to 2016, Mr. Lawrence was head of finance at Amazon Lab126, a consumer electronics research and development company that is a subsidiary of Amazon.com. During 2013, he served as senior vice president of worldwide finance at Polycom, a voice and video communications company, and from 2002 to 2013 he served in various financial positions at Brocade Communications Systems, a networking hardware, software and services company. Mr. Lawrence holds a bachelor’s degree from Brigham Young University and a Master of Business Administration degree from the University of California, Davis.

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

Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. These developments have created ambiguity as to the proper interpretation of the law and related court decisions. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

●	In 2015, the FTC took aggressive actions against a multi-level marketing company, alleging an illegal business model and inappropriate earnings claims.

●
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

●
In September 2019, the FTC entered into a settlement with a multi-level marketing company, alleging an illegal business  model and compensation structure and inappropriate earnings claims. The company agreed to a prohibition from engaging in  multi-level marketing. The FTC and another multi-level company are currently in litigation, and that company has indicated  the FTC is seeking to limit the levels of payment in its compensation structure as a condition to settlement.

Although we take steps to educate our distributors on proper claims, if our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In addition, if the requirements in the actions listed above lead to new industry standards or new rules, or if they limit the levels in the network for which payments can be made, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and distributors who have never sponsored other distributors, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

We could also be subject to challenges by private parties in civil actions. We are aware of civil actions against other direct-selling companies in the United States, that have, and may in the future, resulted in significant settlements. Allegations by short sellers directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity regarding us, the nature of our direct selling business models, our products or the actions of our sales force and employees. Given the nature of our operations, lack of clarity on applicable legal requirements and standards, and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

●	suspicions about the legality and ethics of network marketing;
●	continued media or regulatory scrutiny regarding our business and our business model, including in Mainland China;
●	the safety or effectiveness of our or our competitors’ products or the ingredients in such products;
●	inquiries, investigations, fines, legal actions, or mandatory or voluntary product recalls involving us, our competitors, our business models or our respective products;
●
the actions of our current or former sales force and employees, including any allegations that our sales force or employees have overstated or made false product claims or earnings representations, or engaged in unethical or illegal activity;

●	misperceptions about the types and magnitude of economic benefits offered at different levels of sales engagement in our business; and
●	public, governmental or media perceptions of the direct selling, nutritional supplement or personal care industries generally.

These issues have previously resulted in negative publicity and have harmed our business. For example, we believe that negative media stories in Mainland China regarding improper claims and in Europe regarding claims and activities by our sales force negatively impacted our results.  Critics of our industry, short sellers and other individuals have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. We continue to see increased adverse publicity regarding the direct selling and healthcare products industries. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation.

Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations, and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and interview companies in the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business.

Initially as a result of negative media coverage about the healthcare-related product claims made by another direct selling company in Mainland China, the government’s scrutiny of activities within the health products and direct selling industries was during 2019 and continues to be at higher levels. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours.

Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. Any determination by government regulators in these inquiries or investigations that our operations or activities, or the activities of our sales employees, independent direct sellers or independent marketers, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Although our global model and Mainland China business model differ, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force, or allegations of such mistakes, have, and may in the future, led to government reviews and investigations of our operations in Mainland China. For example, in 2014, a series of articles was published in Mainland China containing a number of allegations, including, among other things, that our compensation practices violated Chinese regulations against pyramid and multi-level sales models, that our recruiting and training techniques were unlawful or inappropriate and that certain of our sales force in Mainland China failed to adequately follow and enforce our policies and regulations. As a result of these allegations, in 2014 Chinese regulators conducted a review of our business model and operations in Mainland China. Such reviews and investigations, as well as the adverse publicity, reputational harm and adjustments to our operations that could accompany them, has and could in the future have a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. In addition, media scrutiny could result in further regulatory scrutiny and investigations in Mainland China and could negatively impact our revenue, sales force and business in this market, including the interruption of sales activities, loss of licenses, and the imposition of fines, and any other adverse actions or events.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business would be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and reflective of the compensation of our Sales Leaders globally.

The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social stability. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified. If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader and the sales representatives that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Although the 100-day period has ended, there has continued to be a heightened level of media and regulatory scrutiny of these industries and of our business and products. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If changes are made to any of the regulations that apply to our business model, products or operations, our business could be harmed.

Epidemics, including the recent outbreak of coronavirus, and other crises could negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations could be harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises.  We currently anticipate that the outbreak of the coronavirus, meeting restrictions and many people’s hesitance to go to public places in response to this outbreak, and travel restrictions and quarantines that the Mainland China government and other governments are instituting, will have a significant negative impact on our business in that market and possibly other markets.

In addition, most of our nutritional supplement revenue is generated from products that are encapsulated in bovine- and/or porcine-sourced gel capsules. If we experience production difficulties, quality control problems or shortages in supply in connection with bovine or porcine related health concerns, this could result in additional risk of product shortages or write-downs of inventory. We may be unable to introduce our products in some markets if we are unable to obtain the necessary regulatory approvals or if any product ingredients are prohibited, which could harm our business.

Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.

As of January 31, 2020, we have obtained direct selling licenses in 37 cities in 25 provinces and municipalities in Mainland China. To expand our direct selling model into additional provinces, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. The process for obtaining the necessary government approvals to conduct direct selling continues to evolve and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market, could be negatively impacted.

If we are not able to register products for sale in Mainland China, our business could be harmed.

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and with a few exceptions, the product registration process in Mainland China takes a minimum of two years and may be substantially longer. If the recent media and government scrutiny of the healthcare industry results in more burdensome regulations related to product registration, we may have more difficulty getting new nutritional products registered for sale in Mainland China. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

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

The United States has proposed and enacted additional tariffs on certain items. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including Mainland China, have indicated that they may impose tariffs on imports of U.S. goods, or have already implemented tariffs on imports of U.S. goods, or they may take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between Mainland China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

Tariff discussions between the United States and its trading partners are ongoing and fluid. Any additional tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. The ultimate reaction of other countries, and the individuals in each of these countries, and the impact of these tariffs or other actions on the United States, Mainland China, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

Inability of products and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our operating results could be adversely affected if our products, business opportunities and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products, business opportunities and other initiatives include, among other items, perceived product quality and value, product exclusivity or effectiveness, economic success in our business opportunity, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention or regulatory restrictions on claims.

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

In 2019, approximately 87% of our sales occurred in markets outside of the United States in each market’s respective local currency. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations can also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2015 and 2014, we recorded $10.2 million and $46.3 million, respectively, of non-cash foreign-currency charges related to the devaluation of the Venezuela currency after Venezuela was designated as a highly inflationary economy under U.S. generally accepted accounting principles. During the third quarter of 2016, we ceased business operations in Venezuela. During 2018, Argentina also was designated as a highly inflationary economy; accordingly, beginning with the third quarter of 2018, we began to apply highly inflationary accounting for our Argentina operations, which has resulted in additional foreign-currency charges. Other markets may be designated as highly inflationary economies in the future, which could result in further foreign-currency charges.

Although we may engage in transactions intended to reduce our exposure to foreign-currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, significant foreign-currency fluctuations occurred as a result of the 2016 referendum in the United Kingdom in which voters approved an exit from the European Union. Rules related to the 2017 U.S. tax reform legislation also could affect foreign-currency fluctuations. In addition, members of the current U.S. presidential administration have expressed antipathy toward some international trade agreements and have begun to implement or have suggested the implementation of tariffs, border taxes or other measures that could impact the level of trade between the United States and other markets. Any such proposal or measure could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

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

Transition from LIBOR to an alternative benchmark interest rate could have an adverse effect on our overall financial position.

Our indebtedness levels and the required payments on such indebtedness may be impacted by expected reforms related to LIBOR. The variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a benchmark rate. Although our credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

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

Our products are primarily marketed by our sales force, and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and like most direct selling companies, we experience high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. To increase our revenue, we must increase the number of and/or the productivity of our sales force.

We have experienced periodic fluctuations in both Sales Leaders and Customers in the past and could experience such fluctuations again in the future. For example, our Sales Leaders in Mainland China declined 46% from December 31, 2018 to December 31, 2019 due to such factors as meeting restrictions and negative media scrutiny, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to retain our Sales Leaders and Customers could be affected as our sales force makes increased use of social sharing channels, which may allow them to more easily engage their consumers and sales network in other opportunities. If our initiatives do not drive growth in both Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers, and to find, train and develop new Sales Leaders. Our operating results could be harmed if we and our Sales Leaders do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force could be negatively impacted by several additional factors, including:

●	any adverse publicity regarding us, our products, our distribution channel, or our competitors;
●	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;
●	lack of compelling products or income opportunities, including through our sales compensation plans and other incentive trips and offerings;
●	negative sales force reaction to changes in our sales compensation plans;
●	any negative public perception of our products and their ingredients;
●	any negative public perception of our sales force and direct selling businesses in general;
●	our actions to enforce our policies and procedures;
●	any regulatory actions or charges against us or others in our industry;
●	general economic and business conditions, including employment levels and employment trends such as the gig and sharing economies;
●	recruiting efforts of our competitors; and
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2019, we had a global network of 1,162,905 Customers. Approximately 54,760 of our Customers were Sales Leaders. As of December 31, 2019, approximately 390 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China we have approximately 320 key Sales Leaders who play a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders for substantially all of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

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

If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, in 2015 and 2014, we incurred inventory write-downs of $37.9 million and $50.0 million, respectively, which primarily resulted from reduced sales expectations for product launches primarily in our Greater China region. Any additional write-down of inventory in any of our markets would negatively impact our gross margins. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa or any future devices, including our innovative daily-use beauty device that we plan to launch in the second half of 2020,  are determined to be medical devices in a particular geographic market or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products, including our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and our innovative daily-use beauty device that we plan to launch in the second half of 2020. Any determination by regulatory authorities in our markets that these products or any future devices must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems, Pharmanex BioPhotonic Scanner or ageLOC LumiSpa as medical devices in most of our markets, we have registered our ageLOC Spa systems as a medical device in Indonesia, Thailand and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market our facial spa for over-the-counter use. There have been legislative proposals in the Philippines relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems, Pharmanex BioPhotonic Scanner and ageLOC LumiSpa in this market. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy or is making medical claims regarding our products or using our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

●	impose requirements related to sign-up, order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;
●	require us, or our sales force, to register with government agencies;
●	impose limits on the amount of sales compensation we can pay;
●	impose reporting requirements; and
●	require that our sales force is compensated primarily for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. For example, we are currently in the process of renewing our license in Vietnam. Any delay could negatively impact our revenue.

Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total value of goods or services supplied in South Korea. These regulations may limit the incentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

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

Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for dietary supplements, cosmetics or devices that we offer, the United States Food and Drug Administration ( the “FDA”) or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, in recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or class action lawsuits, which could harm our business.

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our ageLOC Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products and other personal care products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

Regulations governing the registration or pre-approval of our products could harm our business.

Our products are subject to numerous domestic and foreign government agencies’ and authorities’ laws and extensive regulations governing the ingredients and products that may be marketed without pre-market approval and/or registration. Many of these laws and regulations involve a high level of subjectivity, are inherently fact-based and subject to interpretation, and vary significantly from market to market. These laws and regulations can also limit the claims we can make regarding our products and often restrict our ability to introduce products or ingredients into one or more markets.

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

For example, in the United States, some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA’s interpretation of the dietary ingredient notification requirements, and in August 2016, the FDA issued a revised draft guidance that superseded the 2011 version. This draft guidance is not yet final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

We face similar pressures in our other markets, which continue to set restrictions on ingredients and their acceptable maximum levels, as well as on ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 (“novel foods”) without going through an extensive registration and pre-market approval process.

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

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices that apply to us and to our vendors covering product categories such as dietary supplements, cosmetics, foods, over-the-counter drugs and medical devices. The Good Manufacturing Practices impose stringent requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which often require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, certain Good Manufacturing Practices obligate us to track and periodically report adverse events to government agencies. Compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. In addition, our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, in prior years, we have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions. In addition, these risks associated with noncompliance could increase as we acquire businesses, including the businesses in our Rhyz strategic investment arm and any businesses we may acquire in the future.

The loss of suppliers or shortages in ingredients could harm our business.

We and our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our nutritional products, including g3 juice and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

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

Our sales compensation includes some components that differ from market to market. We modify components of our sales compensation from time to time to keep our sales compensation plans and business models competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our sales force and the complexity of our sales compensation plans, it is difficult to predict how such changes will be viewed by our sales force and whether such changes will achieve their desired results. Certain changes we have made to our global sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets and negatively impacted our business. For example, in the fourth quarter of 2017, we began to implement significant changes to our global sales compensation plan, which we have now rolled out across all of our markets with the exception of Mainland China which operates under a different business model. Although we believe these changes have yielded some positive results in many of our markets to date, they have not been viewed positively by some segments of our sales force, and it is difficult to predict the long-term impacts of these changes.

Among the recent changes to our global sales compensation program is a change in the way that Sales Leaders who have developed larger sales organizations qualify for advancement in the plan. While we anticipate that these changes will result in Sales Leaders developing more sustainable and progressing sales teams over time, we have seen a corresponding reduction in directly developed Sales Leaders for this group of Sales Leaders with larger sales organizations during the transition. We also have introduced a new bonus program for our sales force, funded in part by slightly increased prices for some of our products. These price increases could decrease consumer demand, causing the bonus program to result in higher selling expenses without a corresponding increase in revenue.

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

Our international operations are subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and the anti-corruption laws of other jurisdictions where we operate generally prohibit companies and their agents or intermediaries from making improper payments for the purpose of obtaining or retaining business, and they require companies to maintain accurate books and records and internal accounting controls. We dedicate time and resources to internal investigations of any allegation that we are not or may not be in compliance with anti-corruption laws. Additionally, such allegations, even if untrue, may result in a government investigation, particularly given the trend in recent years of increased anti-corruption law enforcement activity and regulatory investigative actions by regulators in numerous jurisdictions, including the U.S. Department of Justice (“DOJ”) and the SEC. Our corporate policies require all employees to comply with the FCPA and other applicable anti-corruption laws, including the FCPA’s books-and-records and internal-accounting-controls requirements. Any regulatory determination, however, that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities.

We have in the past been found to have violated various aspects of the FCPA, and we may face similar fines or sanctions in the future. For example, in 2016, we reached a resolution with the SEC, in which the SEC found that our books and records and internal controls related to a charitable contribution in Mainland China in 2013 were insufficient, and we agreed to pay $765,688 to the SEC. In agreeing to this settlement, we neither admitted nor denied the SEC’s findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective or prevent future fines or penalties under the FCPA or other anti-corruption laws. Our competitors operating in China have also faced similar allegations from U.S. regulators and been fined accordingly in some circumstances. For example, in 2014, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China and other markets.

Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

●	the possibility that a government might ban or severely restrict our sales compensation and business models;
●
the possibility that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in one or more markets—for example, the ongoing social incidents in Hong Kong, which began in 2019, have negatively affected our business in that market;

●	the lack of well-established or reliable legal systems in certain areas where we operate;
●	the presence of high inflation in the economies of international markets in which we operate;
●
the possibility that a government authority might impose legal, tax, customs, or other financial burdens on us or our sales force, due, for example, to the structure of our operations in various markets;

●	the possibility that a government authority might challenge the status of our sales force as independent contractors or impose employment or social taxes on our sales force; and
●	the possibility that governments may impose currency remittance restrictions limiting our ability to repatriate cash.

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

As a U.S. company doing business globally, we are subject to applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing and customs valuation and classification, we may be subject to penalties, interest and payment of back taxes or customs duties. The tax and customs laws in each jurisdiction change from time to time and are further subject to interpretation by the local government agencies. We have experienced increased efforts by customs authorities in some markets to reclassify our products or otherwise increase the level of duties we pay on our products. Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. Any or all of these potential risks may increase our effective tax rate, increase our overall tax or customs expense or otherwise harm our business.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where our subsidiaries are organized. Tax laws, regulations, administrative practices and interpretations in various jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions. As a result, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our foreign earnings and where earned, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation. In addition, a number of countries are pursuing changes to their tax laws applicable to corporate multinationals, as the U.S. did with its tax reform legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). Foreign governments may enact tax laws in response to the Tax Reform Act that could result in further changes to global taxation and may materially affect our operating results and financial condition.

The Tax Reform Act made significant changes to the rules applicable to the taxation of corporations, such as reduction of the U.S. corporate tax rate from 35% to 21%. The Tax Reform Act changes are complex and subject to additional guidance to be issued by the U.S. Treasury and the Internal Revenue Service. The Tax Reform Act requires complex computations, significant judgments to be made in interpretation of the provisions of the Tax Reform Act and the preparation and analysis of information not previously relevant or regularly produced. As future guidance related to the Tax Reform Act is issued, adjustments to previously recorded amounts may be necessary, which may materially impact our provision for income taxes in the period in which the adjustments are made. In addition, the individual states’ reactions to the federal tax changes are evolving. As a result, the overall impact of the Tax Reform Act is uncertain. It is possible that the application of any new rules may have a material and adverse impact on our operating results, cash flows and financial condition.

We are currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, investigation or other tax controversy could have a material effect on our operating results, cash flows or financial condition in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the outcome of audits, investigations and any other tax controversies could be materially different from our historical income tax provisions.

The loss of or a disruption in our manufacturing and distribution operations could adversely affect our business.

As of December 31, 2019, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, and manufacturing facilities. Additionally, we also use third party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. The loss of, or damage to, any of our facilities or centers, or that of our third-party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

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

We also compete with other direct selling companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

Any acquired companies or future acquisitions may expose us to additional risks.

We have acquired certain businesses, and we may continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Our past acquisitions have, and future acquisitions could, entailed numerous risks, including:

●	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;
●	diversion of management’s attention from our core business;
●	increased fixed costs;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers; and
●
risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

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

A failure of our internal controls over financial reporting or our regulatory compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

We have implemented internal controls to help ensure the accuracy and completeness of our financial reporting, including to detect and prevent fraudulent actions within our financial and accounting processes, and we have implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all fraud, misstatements in our financial reporting, and significant deficiencies or material weaknesses in our internal controls. Material weaknesses have in the past, and may in the future, resulted in a material misstatement of our financial results, requiring us to restate our financial statements, as occurred in 2014, when our management concluded that we did not maintain effective controls over the presentation and disclosure of hyper-inflationary accounting for our Venezuela subsidiary.

From time to time, we initiate further investigations into our business operations to further bolster our regulatory compliance efforts or based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees, sales force or affiliates, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

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

Our systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyber attacks, changes in our information technology systems or organization, and other events. We have, and may in the future, experienced system failures and outages. We cannot guarantee that the preventive measures we take, including redundancies, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, thus resulting in a loss of revenue, loss of confidence of our sales force and harm to our reputation.

In addition, we make significant expenditures on our information technology infrastructure and other technology initiatives, and these items could become obsolete or impaired, which has and may in the future cause us to incur significant expenses to address. For example, in the fourth quarter of 2018, we engaged a chief transformation officer, who was charged with reviewing and evaluating our information technology infrastructure and organization and our social sharing and digital initiatives. Following this review, we determined to alter our strategic direction with respect to some of our systems and tools, resulting in impairment charges of approximately $49 million. We also incurred approximately $22 million in severance payments and other expenses related to the reorganization of our Information Technology Department and other corporate and regional offices. In addition to these charges, additional cash outlay and new personnel were necessary for execution of new plans and strategy.

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

We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. For example, during 2018, the General Data Protection Regulation went into effect in the European Union, imposing increased data protection regulations, the violation of which could result in fines of up to 4% of our annual revenue. Many other jurisdictions have similarly enacted security and privacy regulations, including California and Mainland China, and we believe this trend will continue. In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. The prospect of new data privacy laws and ambiguity regarding the interpretation of existing laws has resulted in significant uncertainty and compliance costs. In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. In particular, maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. Making these changes is, and will likely continue to be, difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines and harm our reputation. Private actions by affected individuals could also result in significant monetary or reputational damage.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party partners, including providers of mobile and cloud technologies, and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $71.84 per share on January 31, 2018 and closed at $32.59 per share on January 31, 2020. During this two-year period, our Class A common stock traded as low as $32.52 per share and as high as $88.68 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

●	fluctuations in our operating results;
●	government investigations of our business;
●	trends or adverse publicity related to our business, products, industry or competitors;
●	the sale of shares of Class A common stock by significant stockholders;
●	demand, and general trends in the market, for our products;
●	acquisitions by us or our competitors;
●	economic or currency exchange issues in markets in which we operate;
●	changes in estimates of our operating performance or changes in recommendations by securities analysts;
●	speculative trading, including short selling and options trading; and
●	general economic, business, regulatory and political conditions.

Broad market fluctuations could also lower the market price of our Class A common stock regardless of our actual operating performance.

Some of the markets in which we operate have currency controls in place, which change from time to time and may restrict our repatriation of cash.

If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2019, we had $76.6 million in cash denominated in Chinese RMB. Currency exchange restrictions in Venezuela also impeded our Venezuela subsidiary’s ability to obtain U.S. dollars to pay for imported products or to repatriate dividends to the United States. We ceased business operations in Venezuela in 2016.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal properties consist of the following:

Offices

Our principal administrative offices are our corporate headquarters in Provo, Utah and our offices in Shanghai, China.

Distribution Centers

We distribute our products through distribution centers and warehouses in many of our markets, with our principal facilities being in Provo, Utah and Mainland China.

Research and Development Centers

We operate research and development centers in Provo, Utah, and in Shanghai, China.

Manufacturing Facilities

We operate manufacturing facilities in Mainland China, and two of the companies in our Rhyz strategic investment arm (Manufacturing segment) operate manufacturing facilities in Provo, Utah and Draper, Utah.

We own the above properties, except we lease the manufacturing facility in Provo, Utah and the land for our facilities in Shanghai China.

ITEM 3.	LEGAL PROCEEDINGS

We are currently in litigation with Don Roberts, a consultant in the agriculture industry. Mr. Roberts claims he is a general partner in our indoor-growing business and related businesses. He also claims he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts is not an inventor of any of the business’s intellectual property and is not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We have filed a notice of appeal of that dismissal to the U.S. Court of Appeals for the Tenth Circuit. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he is a general partner and, as such, is entitled to a 50% ownership interest and 50% of the profits generated by the business. Mr. Roberts also seeks damages exceeding $250 million. We have filed a motion to dismiss this action in state court. We believe Mr. Roberts’s claims are without merit, and we intend to vigorously defend ourselves.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2020 was 251. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2019	—	$—	—	$470.2
November 1 – 30, 2019	—	—	—	$470.2
December 1 – 31, 2019	—	—	—	$470.2
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2019 of an assumed $100 investment in our Class A common stock, the S&P MidCap 400 Consumer Staples Index and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P MidCap 400 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index
December 31, 2014	100.00	100.00	100.00
December 31, 2015	89.49	101.38	96.43
December 31, 2016	116.69	113.51	109.04
December 31, 2017	170.99	138.29	112.62
December 31, 2018	156.76	132.23	104.57
December 31, 2019	108.15	173.86	115.91

The stock performance graph above shall not be deemed to be “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, it shall not be deemed incorporated by reference by any statement that incorporates this Annual Report on Form 10-K by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that we specifically incorporate this information by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements:

	Year Ended December 31,
	2019	2018	2017		2016		2015
	(U.S. dollars in thousands, except per share data and cash dividends)
Income Statement Data:
Revenue	$2,420,416	$2,679,008	$2,279,099		$2,207,797		$2,247,047
Cost of sales	581,420	634,140	502,078		500,457	(1)	489,510	(2)
Gross profit	1,838,996	2,044,868	1,777,021		1,707,340		1,757,537
Operating expenses:
Selling expenses	955,600	1,071,020	938,024		922,083		951,372
General and administrative expenses	615,970	662,302	564,514		554,153		561,463
Restructuring and impairment expenses(3)	—	70,686	—		—		—
Total operating expenses	1,571,570	1,804,008	1,502,538		1,476,236		1,512,835
Operating income	267,426	240,860	274,483		231,104		244,702
Other income (expense), net	(12,254)	(21,194)	(8,916)		(18,265)		(32,743	)(4)
Income before provision for income taxes	255,172	219,666	265,567		212,839		211,959
Provision for income taxes	81,619	97,779	136,130	(5)	69,753		78,913
Net income	$173,553	$121,887	$129,437		$143,086		$133,046
Net income per share:
Basic	$3.13	$2.21	$2.45		$2.58		$2.29
Diluted	$3.10	$2.16	$2.36		$2.55		$2.25
Weighted-average common shares outstanding (000s):
Basic	55,518	55,170	52,806		55,412		57,997
Diluted	55,927	56,476	54,852		56,097		59,057

Balance Sheet Data (at end of period):
Cash and cash equivalents and current investments	$344,043	$398,257	$438,246		$368,126		$303,725
Working capital	383,406	359,582	330,419		315,326		298,795
Total assets	1,769,006	1,694,446	1,589,872		1,474,045		1,505,843
Current portion of long-term debt	27,500	69,455	77,840		82,727		67,849
Long-term debt	334,461	361,008	310,790		334,165		181,745
Stockholders’ equity	875,289	781,867	704,596		664,070		825,621
Cash dividends declared per share	1.48	1.46	1.44		1.42		1.40

Supplemental Operating Data (at end of period):
Approximate number of Customers(6)	1,162,905	1,244,046	1,069,571		987,563		993,788
Number of Sales Leaders(7)	54,760	73,455	81,878		61,627		67,575

(1)	Includes a non-cash Japan customs expense of $31.4 million.
(2)	Includes write-down of inventory of $37.9 million, resulting primarily from reduced sales expectations primarily in our Greater China region.
(3)	Consists of expenses incurred in connection with restructuring and exit activities.
(4)	Includes $10.2 million of foreign currency charges, related to the devaluation of the Venezuela currency.
(5)	Includes a negative non-cash net impact of $47.7 million from 2017 tax reform legislation in the United States.
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

Business Overview

Our Products

Founded 35 years ago, Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2019, our revenue of $2.4 billion was primarily generated by our three primary brands: our beauty and personal care brand, Nu Skin; our wellness products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include personal care and nutritional product manufacturing companies and indoor-growing technologies, which are sometimes referred to as controlled-environment agriculture. In 2019, the Rhyz companies generated $122.0 million of our 2019 reported revenue (excluding sales to our core Nu Skin business), substantially all of which was from the manufacturing companies.

Our Global Operations

Nu Skin’s operations span approximately 50 markets with approximately 87% of our 2019 revenue coming from outside of the United States. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In 2019, our revenue was negatively impacted 3% from foreign-currency fluctuations compared to 2018. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2019, we had 1,162,905 persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. Sales Leaders are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

We have been successful in attracting and motivating our sales force by:

●	developing and marketing innovative, technologically and scientifically advanced products;
●	providing compelling initiatives and strong support; and
●	offering an attractive sales compensation structure.

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

Product Innovation

Our sales force markets and sells our products, and attracts others to the opportunity, based on the distinguishing benefits and innovative characteristics of our products. As a result, we leverage our scientific expertise and product development resources to introduce innovative beauty and wellness products. We are also seeing a greater use of social media by our sales force to market and sell our products. To continue to leverage social media, it is imperative that we develop demonstrable products that are unique and engaging to younger consumers.

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

Income Statement Presentation

We report revenue in nine segments, and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. The following table sets forth revenue information by segment for the periods indicated. This table should be reviewed in connection with the information presented under “Results of Operations,” which describes selling expenses and other costs associated with generating the aggregate revenue presented.

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in millions)	2019		2018		2017
Nu Skin
Mainland China	$722.5	30%	$886.5	33%	$717.0	32%
Americas/Pacific	349.1	14	385.0	14	342.4	15
South Korea	330.0	14	373.4	14	361.7	16
Southeast Asia	301.6	12	316.9	12	268.6	12
Japan	260.0	11	254.9	10	256.1	11
EMEA	167.2	7	182.4	7	160.3	7
Hong Kong/Taiwan	166.3	7	185.9	7	166.7	7
Other	1.7	—	3.4	—	6.3	—
Total Nu Skin	2,298.4	95	2,588.4	97	2,279.1	100
Manufacturing	121.9	5	90.6	3	—	—
Grow Tech	0.1	—	—	—	—	—
Total	$2,420.4	100%	$2,679.0	100%	$2,279.1	100%

Cost of sales primarily consists of:

●	cost of products purchased from third-party vendors;
●	costs of self-manufactured products;
●	cost of adjustments to inventory carrying value;
●	freight cost of shipping products to our sales force and import duties for the products; and
●	royalties and related expenses for licensed technologies.

We source the majority of our products from third-party vendors. Under direct selling regulations in Mainland China, we are required to manufacture the products we distribute through independent direct sellers in Mainland China. In 2018 we acquired three companies in the United States that are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips and other rewards, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Fluctuations occur in the amount of commissions paid as our numbers of Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering, due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses. For example, in the fourth quarter of 2017, we began to implement significant enhancements to our global sales compensation plan, which we have now rolled out across all markets other than Mainland China. One of the changes is a new bonus program for our sales force, which has an increasing effect on our selling expenses as a percentage of revenue.

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

General and administrative expenses include:

●	wages and benefits;
●	rents and utilities;
●	depreciation and amortization;
●	promotion and advertising;
●	professional fees;
●	travel;
●	research and development; and
●	other operating expenses.

Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of sales force conventions held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global convention in October 2019 and will have another global convention in the fall of 2021, as we currently plan to hold a global convention every other year. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2019 were approximately 17% in Hong Kong, 20% in Taiwan, 25% in South Korea, 37% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2019, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 32.0% for the year ended December 31, 2019.

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

Through our product subscription and loyalty programs, which vary from market to market, participants who commit to purchase on a monthly basis receive a discount. We account for this discount as a reduction in the transaction price. Participants may cancel their commitment at any time, however some markets charge a one-time early cancellation fee. All purchases under these programs are subject to our standard product payment and return policies.

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2019, we had net deferred tax assets of $20.0 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits and net operating losses. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2019. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2016. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2020 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2013. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

At December 31, 2019, we had $13.5 million in unrecognized tax benefits of which $13.5 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2018, we had $11.5 million in unrecognized tax benefits of which $11.4 million, if recognized, would affect the effective tax rate. We recognized a benefit of approximately $0.7 million in interest and penalties during the year ended December 31, 2019 and $1.3 million in interest and penalties during the year ended December 31, 2018. We had approximately $3.6 million, $2.9 million and $1.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2019, 2018 and 2017, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Goodwill and Other Intangible Assets. Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill is allocated to the reportable segments.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on June 30. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any declines in the business performance or individual reporting units could lead to declines the fair value.  Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company elected to perform the qualitative assessment during fiscal years 2019 and 2018, and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units.  In fiscal year 2017, a quantitative assessment was performed. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

No impairment charges were recorded for goodwill or intangibles during the periods presented.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of sales	24.0	23.7	22.0
Gross profit	76.0	76.3	78.0

Operating expenses:
Selling expenses	39.5	40.0	41.1
General and administrative expenses	25.4	24.7	24.8
Restructuring and impairment expenses	—	2.6	—
Total operating expenses	64.9	67.3	65.9

Operating income	11.0	9.0	12.1
Other income (expense), net	(0.5)	(0.8)	(0.4)

Income before provision for income taxes	10.5	8.2	11.7
Provision for income taxes	3.4	3.7	6.0

Net income	7.2%	4.5%	5.7%

2019 Compared to 2018

Overview

Revenue in 2019 decreased 10% to $2.42 billion from $2.68 billion in 2018. As of the end of the fourth quarter of 2019, Sales Leaders were down 25% and Customers were down 7% compared to the prior year. Earnings per share for 2019 were $3.10, compared to $2.16 for 2018.

The declines in revenue and Sales Leaders are partially due to sales meeting restrictions and negative media scrutiny in Mainland China, as discussed in the Segment Results section below, along with the lack of a major product launch in 2019, which we believe may have caused some decreased engagement in our sales force. Beginning in the second half of 2020, we plan to launch our new innovative daily-use beauty device.  Our revenue was also negatively impacted 3% from foreign-currency fluctuations in 2019.

The year-over-year increase in earnings per share for 2019 primarily relates to the impact of the fourth quarter 2018 restructuring, which negatively impacted 2018 earnings per share by approximately $1.37.  The decrease in earnings per share excluding the restructuring expense reflects the lower revenue in 2019, partially offset by less foreign-currency losses for 2019.

We currently anticipate that the outbreak of the coronavirus, meeting restrictions and many people’s hesitance to go to public places in response to this outbreak, and travel restrictions and quarantines that the Mainland China government and other governments are instituting will have a significant negative impact on our bisiness in Mainland China and possibly other markets, including Taiwan and Hong Kong.

Segment Results

We report our business in nine segments to reflect our current management approach. Effective as of the first quarter of 2019, we reorganized the structure of our segments to separately disclose a Manufacturing segment, which includes the manufacturing and packaging subsidiaries that we acquired in the first quarter of 2018, and a Grow Tech segment, which focuses on developing controlled-environment agriculture technologies. Our Manufacturing and Grow Tech segments were previously included in the Other category.  Effective as of the first quarter of 2018, we reorganized the structure of our segments to reflect that our Pacific region, which was previously managed by our Southeast Asia regional management and was included in our South Asia/Pacific operating segment, is now managed by our Americas regional management and is included in our Americas/Pacific operating segment. Segment information for the year ended December 31, 2018 has been recast to reflect this change.

The following table sets forth revenue for the years ended December 31, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2019	2018	Change	Change(1)
Nu Skin
Mainland China	$722,526	$886,472	(18)%	(15)%
Americas/Pacific	349,078	385,034	(9)%	(4)%
South Korea	329,978	373,357	(12)%	(6)%
Southeast Asia	301,620	316,890	(5)%	(5)%
Japan	260,039	254,939	2%	1%
EMEA	167,165	182,394	(8)%	(3)%
Hong Kong/ Taiwan	166,335	185,893	(11)%	(9)%
Other	1,621	3,423	(53)%	(53)%
Total Nu Skin	2,298,362	2,588,402	(11)%	(8)%
Manufacturing	121,917	90,606	35%	35%
Grow Tech	137	—	100%	100%
Total	$2,420,416	$2,679,008	(10)%	(7)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2019 and 2018 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 18 to the consolidated financial statements contained in this report.

	2019	2018	Change
Nu Skin
Mainland China	$191,570	$253,598	(24)%
Americas/Pacific	57,090	52,433	9%
South Korea	99,892	107,215	(7)%
Southeast Asia	82,455	78,598	5%
Japan	61,081	56,676	8%
EMEA	10,195	14,773	(31)%
Hong Kong/Taiwan	33,569	33,392	1%
Total Nu Skin	535,852	596,685	(10)%
Manufacturing	15,693	7,754	102%
Grow Tech	(19,509)	(9,228)	(111)%

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2019 and 2018. “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements have adjusted the requirements for qualifying and maintaining “Sales Leader” status, which has impacted the number of independent distributors under our global compensation program who achieve such requirements. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly sales productivity, and qualification requirements to maintain and advance status have been modified. The enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. We began introducing Velocity in the fourth quarter of 2017 and continued rolling it out across our markets through the first half of 2019. We have now introduced Velocity in all of our markets other than Mainland China, which operates under a different business model and is not impacted by these changes.

	As of December 31, 2019		As of December 31, 2018		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	292,812	17,987	303,789	33,129	(4)%	(46)%
Americas/Pacific	220,216	7,607	248,609	8,354	(11)%	(9)%
South Korea	168,972	7,251	182,026	7,565	(7)%	(4)%
Southeast Asia	136,349	7,480	153,465	8,933	(11)%	(16)%
Japan	125,557	5,916	130,181	5,916	(4)%	—
EMEA	153,330	4,619	149,085	4,791	3%	(4)%
Hong Kong/Taiwan	65,669	3,900	76,891	4,767	(15)%	(18)%
Total	1,162,905	54,760	1,244,046	73,455	(7)%	(25)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The year-over-year decrease in revenue and Sales Leaders in Mainland China for 2019 reflects the restrictions on sales meetings. In addition, we believe the negative media scrutiny of the industry had a negative impact on consumer sentiment, which also made it more difficult to attract and retain Customers and Sales Leaders. As previously disclosed, during the first half of 2019, the Mainland China government conducted a 100-day campaign to review and inspect the health products and direct selling industries. In connection with this campaign, the government’s scrutiny of activities within the health products and direct selling industries was during 2019, and continues to be, at higher levels. During this time, we have been receiving and addressing an increased number of government reviews, inspections, inquiries and consumer complaints in Mainland China, and our ability to hold certain business meetings has been limited. The decline in revenue also reflects the negative impact of foreign-currency fluctuations of 3%.  Due in part to the restrictions on sales meetings, we increased customer initiatives during 2019, which we believe helped the Customer number to decline only slightly despite the large decrease in Sales Leaders.

The year-over-year decrease in segment contribution primarily reflects lower revenue in 2019.  In addition, selling expense as a percentage of revenue increased 2.2 percentage points. The salaries and service fees of our sales force in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

As noted above, we currently anticipate that the outbreak of the coronavirus and related issues will have a significant negative impact on our Mainland China business.

Americas/Pacific. The year-over-year decreases in revenue, Sales Leaders and Customers were significantly impacted by our Argentina market, where the economy is experiencing hyperinflation. The revenue decline in our Argentina market accounts for over $22.2 million of the total decline for the segment for 2019. We have implemented price increases in response to inflation in Argentina. Our revenue in this segment was negatively impacted 5% from foreign-currency fluctuations for 2019, primarily due to the weakening Argentine peso. The declines in revenue, Sales Leaders and Customers in this segment also reflect continued softness in our North America markets, coupled with the lack of a significant new product launch in 2019.

The year-over-year increase in segment contribution for 2019 primarily reflects a decline in general and administrative expense from headcount reductions from our 2018 restructuring plan, and incremental cost-saving initiatives, along with improvements in gross margin from product mix, partially offset by the decline in revenue.

South Korea. Although our business in South Korea continued to be challenged in 2019, it showed stabilization during 2019.  Our reported revenue also reflects a negative impact of 6% from foreign-currency fluctuations for 2019.   Additionally, during the fourth quarter of 2018, we launched a new product that generated incremental revenue of $14.2 million in 2018 over the amount generated in 2019.  Competitive pressures have continued to negatively affect our revenue, Sales Leaders and Customer acquisition in this segment.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue, partially offset by improved gross margin from favorable sales mix and a 2.6 percentage point decline in selling expense as a percentage of revenue.

Southeast Asia. The year-over-year decreases in revenue, Sales Leaders and Customers in our Southeast Asia segment reflect the lack of a major product launch in 2019 to engage our sales force.

The year-over-year increase in segment contribution primarily reflects improved gross margin due to changes in product mix, a decrease in selling expense as a percentage of revenue, and a decrease in general and administrative expense as a percentage of revenue as a result of a distributor event that was hosted in 2018 and not in 2019. These items were partially offset by the revenue decline in 2019.

Japan. Our Japan segment has been showing steady improvements with continued market stabilization, resulting in 1% constant-currency revenue growth for 2019, with a 1% benefit from favorable foreign-currency fluctuations. However, our Sales Leader and Customer numbers in our Japan segment continued to reflect a soft direct selling market, which we believe is attributable to a challenging regulatory environment and an aging demographic.

The year-over-year increase in segment contribution reflects increased revenue and a 1.0 percentage-point increase in gross margin as a percentage of sales.

EMEA. The year-over-year decline in revenue and Sales Leaders in this segment reflects negative media scrutiny in our United Kingdom market, along with a longer than anticipated adjustment for our Sales Leaders with the Velocity sales compensation program.  Our reported revenue also reflects a negative impact of 5% from foreign-currency fluctuations for 2019.

The year-over-year decrease in segment contribution for 2019 primarily reflects lower revenue in 2019, along with a 1.9 percentage-point increase in selling expense as a percentage of revenue.

We currently do not expect that the United Kingdom’s withdrawal from the European Union will have a material impact on our business, but will continue to monitor this situation.

Hong Kong/Taiwan. The year-over-year decline in revenue, Sales Leaders and Customers in our Hong Kong/Taiwan segment reflects business disruptions from the social incidents in Hong Kong. It is uncertain when the situation will be resolved.

Despite the lower revenue for 2019, segment contribution improved slightly due to a 4.8 percentage point decline in selling expense as a percentage of revenue and a decline in general and administrative expense as a percentage of revenue due to the 2018 Greater China sales force event that was held in the segment.

Manufacturing. Our Manufacturing segment generated a 35% increase in revenue for 2019.  Our previous investment in additional capacity has allowed our manufacturing companies to continue to increase revenue.  The companies in this segment were acquired during the first quarter of 2018; as a result, the year-over-year revenue comparison reflects only a partial period in 2018.  These companies provide products and services both to our Nu Skin business and external customers. Reported revenue includes only the revenue generated by sales to external customers.

The $7.9 million improvement in segment contribution reflects the revenue increases and improved gross margin, primarily due to purchase accounting adjustments recorded in 2018.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We believe these technologies will enhance our ability to source clean, sustainable ingredients. We also have found that some of this technology has broader applications in agriculture, and we are pursuing these potential opportunities. We are expecting continued losses in 2020 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2019 decreased 10% to $2.42 billion, compared to $2.68 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 76.0% in 2019, compared to 76.3% in 2018. Gross profit as a percentage of revenue for core Nu Skin increased 0.3% to 78.4%.  The increased revenue for our Manufacturing segment, paired with lower revenue for our core Nu Skin business, lowered consolidated gross margin for 2019.  As previously disclosed, the gross margin of our Manufacturing segment is significantly lower than that of our core Nu Skin business.

Selling expenses

Selling expenses as a percentage of revenue decreased to 39.5% in 2019 compared, to 40.0% in 2018.  This decrease was driven by the increase in revenue from our Manufacturing segment, which does not carry significant selling expenses and therefore lowered consolidated selling expenses.  Our core Nu Skin business’s selling expense as a percentage of revenue increased 0.2 percentage points to 41.6% for 2019, compared to 41.4% for 2018. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders.  Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $616.0 million in 2019, compared to $662.3 million in 2018. The $46.3 million decrease primarily relates to decreases in labor expense due to decreased employee headcount during 2019, primarily as a result of our restructuring program in the fourth quarter of 2018 and higher employee incentive compensation for 2018 from achievement of performance goals. As a percentage of revenue, general and administrative increased 0.7% to 25.4% for 2019, compared to 24.7% for 2018.

Restructuring and impairment expenses

In the fourth quarter of 2018, we adopted a restructuring program. This program primarily impacted our information technology infrastructure and organization and other departments within our corporate and Americas offices. As a result of the restructuring program, we recorded a non-cash charge of $48.6 million for impairment of information technology assets, including internally developed software for our social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with our restructuring. We additionally recorded $7.2 million of non-cash inventory write-offs as restructuring charges, which were recorded in cost of sales and in connection with our business strategy. The restructuring charges were predominately recorded in our Corporate and Other category.   As of December 31, 2019, the program has been completed and all payments have been made.

Other income (expense), net

Other income (expense), net for 2019 was $12.3 million of expense, compared to $21.2 million of expense in 2018. The decreases in expense primarily reflect foreign-currency fluctuations; foreign-currency translation losses decreased $12.6 million for 2019. The foreign-currency translation losses primarily related to fluctuations of the Argentine peso and the Chinese RMB compared to the U.S. dollar for 2018. The decrease in expense for 2019 additionally reflects a non-cash charge of $7.2 million in the first quarter of 2018 related to the conversion of our then-outstanding convertible notes, offset by a non-cash gain of $13.6 million on our step acquisitions in the first quarter of 2018, as the fair value of our pre-acquisition interests in these companies exceeded the book value at the time of the acquisitions.

Provision for income taxes

Provision for income taxes decreased to $81.6 million in 2019 from $97.8 million in 2018. Our effective tax rate decreased to 32.0% of pre-tax income in 2019 from 44.5% in 2018. Our 2018 effective tax rate was impacted significantly by the restructuring and impairment expenses incurred in the fourth quarter of 2018, which reduced our pre-tax income.

For 2020, we currently anticipate that our effective tax rate will be approximately 31-37%. Our actual 2020 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income

As a result of the foregoing factors, net income in 2019 increased to $173.6 million, compared to $121.9 million in 2018.

2018 Compared to 2017

For a comparison of our operating results for 2018 compared to 2017, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 52 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 14, 2019.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $177.9 million in cash from operations during 2019, compared to $202.7 million in cash from operations during 2018. This decrease in cash generated from operations during 2019 primarily reflects higher payout of accruals in the first quarter of 2019, mainly attributable to severance payments related to our 2018 restructuring, and higher commission payments due to a strong fourth quarter of 2018.

As of December 31, 2019, cash and cash equivalents, including current investments, were $344.0 million compared to $398.3 million as of December 31, 2018. This decrease in cash and cash equivalents primarily reflects quarterly dividend payments, debt repayments, and purchases of property and equipment, partially offset by cash flow from operations and proceeds from debt. Working capital as of December 31, 2019 was $383.4 million compared to $359.6 million as of December 31, 2018. The increase in working capital was primarily attributable to an increased prepaid expense, a decrease to accruals from the payout of the severance in the first quarter of 2019, and a decrease in our borrowings on the revolving line of credit, which was partially offset by the lower cash balance at the end of 2019, compared to 2018.

Capital expenditures. Capital expenditures in 2019 totaled $66.1 million. We expect that the capital expenditures in 2020 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $60–70 million for 2020. In addition, we are also in the building phase for a new manufacturing plant in Mainland China.  To date we have spent approximately $13 million and expect that our expenditures for this project will total approximately $55 million over the next 2-3 years, including approximately $15-18 million during 2020.

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

Modification of previous credit agreement. In April 2018, we repaid debt that was outstanding under our credit agreement, dated as of October 9, 2014 (the “Previous Credit Agreement”) with various financial institutions as lenders, and Bank of America, N.A., as administrative agent. We had indebtedness of $257.6 million in principal amount outstanding under the Previous Credit Agreement as of both March 31, 2018 and the repayment date of April 18, 2018. See Note 6 to the consolidated financial statements contained in this Annual Report for further information regarding the Credit Agreement, Convertible Notes and other debt.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During 2019, we repurchased approximately 14,000 shares of our Class A common stock under the plan for $0.8 million. As of December 31, 2019, $470.2 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. Our board of directors declared and paid cash dividends on our Class A common stock of $0.37 per share during each quarter of 2019. These quarterly cash dividends totaled approximately $82.2 million. The board of directors has approved an increased quarterly cash dividend of $0.375 per share of Class A common stock to be paid on March 11, 2020, to stockholders of record on February 28, 2020. Annually, this would increase the dividend to $1.50 from $1.48 in 2019. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2019 and 2018, we held $344.0 million and $398.3 million, respectively, in cash and cash equivalents, including current investments. These amounts include $277.9 million and $348.1 million as of December 31, 2019 and 2018, respectively, held in our operations outside of the United States Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2019 and 2018, we had $76.6 million and $122.9 million, respectively, in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contractual Obligations and Contingencies

The following table sets forth payments due by period for fixed contractual obligations as of December 31, 2019 (U.S. dollars in thousands):

	Total	2020	2021 - 2022	2023 - 2024	Thereafter
Long-term debt obligations(1)	$365,000	$27,500	$67,500	$270,000	—
Interest payable	37,822	12,625	22,032	3,165	—
Operating lease obligations	170,502	45,942	62,367	30,825	31,368
Purchase obligations	289,776	209,222	73,258	7,238	58
Other long-term liabilities reflected on the balance sheet(2)	96,795	4,098	7,155	6,573	78,969
Total	$959,895	$299,387	$232,312	$317,801	$110,395

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $3 million.
(2)	The timing of the commitments in Other long-term liabilities reflected on the balance sheet is uncertain and represents management’s best estimate.

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

	As of December 31, 2019		As of December 31, 2018		As of December 31, 2017
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	292,812	17,987	303,789	33,129	192,604	40,610
Americas/Pacific	220,216	7,607	248,609	8,354	244,467	8,871
South Korea	168,972	7,251	182,026	7,565	172,553	8,431
Southeast Asia	136,349	7,480	153,465	8,933	121,764	8,020
Japan	125,557	5,916	130,181	5,916	132,041	6,592
EMEA	153,330	4,619	149,085	4,791	135,051	4,683
Hong Kong/Taiwan	65,669	3,900	76,891	4,767	71,091	4,671
Total	1,162,905	54,760	1,244,046	73,455	1,069,571	81,878

Quarterly Results

The following table sets forth selected unaudited quarterly data for the periods shown (U.S. dollars in millions, except per share amounts):

	2019				2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue	$583.4	$589.9	$623.5	$623.6	$683.3	$675.3	$704.2	$616.2
Gross profit	442.8	449.8	469.5	477.0	521.4	517.9	535.6	469.9
Operating income	54.7	69.9	74.2	68.7	18.4	80.7	82.8	59.0
Net income	40.1	44.1	46.3	43.0	(17.8)	53.1	51.0	35.5
Net income per share:
Basic	0.72	0.79	0.83	0.78	(0.32)	0.99	0.92	0.66
Diluted	0.72	0.79	0.83	0.77	(0.32)	0.94	0.90	0.64

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiaries in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2019, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2019, 2018 and 2017.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2019, and 2018, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2019 and 2018, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2019				2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	59.4	49.6	43.9	38.9	37.1	31.1	23.0	19.7
Australia	1.5	1.5	1.4	1.4	1.4	1.4	1.3	1.3
Canada	1.3	1.3	1.3	1.3	1.3	1.3	1.3	1.3
Eurozone countries	0.9	0.9	0.9	0.9	0.9	0.9	0.8	0.8
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	14,056	14,114	14,263	14,137	14,763	14,620	13,961	13,577
Japan	108.7	107.3	109.9	110.2	112.8	111.5	109.2	108.2
Mainland China	7.0	7.0	6.8	6.7	6.9	6.8	6.4	6.4
Malaysia	4.2	4.2	4.1	4.1	4.2	4.1	4.0	3.9
Philippines	51.0	51.8	52.0	52.4	53.2	53.5	52.5	51.6
Singapore	1.4	1.4	1.4	1.4	1.4	1.4	1.3	1.3
South Korea	1,175.0	1,194.4	1,165.8	1,125.0	1,128.3	1,121.1	1,080.4	1,072.7
Taiwan	30.4	31.2	31.1	30.8	30.8	30.7	29.7	29.3
Thailand	30.3	30.7	31.6	31.6	32.8	33.0	32.0	31.6
Vietnam	23,191	23,213	23,314	23,201	23,318	23,237	22,808	22,740

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$335,630	$386,911
Current investments	8,413	11,346
Accounts receivable	50,378	53,282
Inventories, net	275,891	295,821
Prepaid expenses and other	69,854	51,877
Total current assets	740,166	799,237

Property and equipment, net	453,604	464,535
Right-of-use assets	144,326	—
Goodwill	196,573	196,573
Other intangible assets, net	80,321	89,989
Other assets	154,016	144,112
Total assets	$1,769,006	$1,694,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,979	$47,617
Accrued expenses	290,281	322,583
Current portion of long-term debt	27,500	69,455
Total current liabilities	356,760	439,655

Operating lease liabilities	105,701	—
Long-term debt	334,461	361,008
Other liabilities	96,795	111,916
Total liabilities	893,717	912,579

Commitments and contingencies (Notes 7 and 19)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	557,544	552,564
Treasury stock, at cost – 35.0 million and 35.2 million shares	(1,324,826)	(1,326,605)
Accumulated other comprehensive loss	(85,292)	(79,934)
Retained earnings	1,727,772	1,635,751
Total stockholders’ equity	875,289	781,867
Total liabilities and stockholders’ equity	$1,769,006	$1,694,446

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$2,420,416	$2,679,008	$2,279,099
Cost of sales	581,420	634,140	502,078
Gross profit	1,838,996	2,044,868	1,777,021

Operating expenses:
Selling expenses	955,600	1,071,020	938,024
General and administrative expenses	615,970	662,302	564,514
Restructuring and impairment expenses	—	70,686	—
Total operating expenses	1,571,570	1,804,008	1,502,538

Operating income	267,426	240,860	274,483
Other income (expense), net (Note 20)	(12,254)	(21,194)	(8,916)

Income before provision for income taxes	255,172	219,666	265,567
Provision for income taxes	81,619	97,779	136,130

Net income	$173,553	$121,887	$129,437

Net income per share:
Basic	$3.13	$2.21	$2.45
Diluted	$3.10	$2.16	$2.36

Weighted-average common shares outstanding (000s):
Basic	55,518	55,170	52,806
Diluted	55,927	56,476	54,852

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$173,553	$121,887	$129,437

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $(467), $2,275, and $(8,056) respectively	(5,358)	(13,474)	18,264
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $—, $18 and $84, respectively	—	(160)	(152)
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $—, $(2), and $169, respectively	—	18	(308)
	(5,358)	(13,616)	17,804
Comprehensive income	$168,195	$108,271	$147,241

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2017	$91	$439,635	$(1,250,123)	$(84,122)	$1,558,589	$664,070

Cumulative effect adjustment from adoption of ASU 2016-09	—	2,800	—	—	(2,800)	—
Net income	—	—	—	—	129,437	129,437
Other comprehensive income, net of tax	—	—	—	17,804	—	17,804
Repurchase of Class A common stock (Note 8)	—	—	(71,731)	—	—	(71,731)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	9,479	14,964	—	—	24,443
Stock-based compensation	—	19,314	—	—	—	19,314
Acquisition of noncontrolling interests	—	(11,067)	—	—	—	(11,067)
Acquisition of equity method investment (0.2 million shares)	—	6,188	2,196	—	—	8,384
Cash dividends	—	—	—	—	(76,058)	(76,058)
Balance at December 31, 2017	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	(13,042)	(13,042)
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	—	(1,681)	(1,681)
Net income	—	—	—	—	121,887	121,887
Other comprehensive income, net of tax	—	—	—	(13,616)	—	(13,616)
Repurchase of Class A common stock (Note 8)	—	—	(69,565)	—	—	(69,565)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	2,804	7,973	—	—	10,777
Stock-based compensation	—	26,609	—	—	—	26,609
Business Acquisitions (1.5 million shares)	—	80,064	19,794	—	—	99,858
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(80,581)	(80,581)
Balance at December 31, 2018	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC Topic 842	—	—	—	—	657	657
Net income	—	—	—	—	173,553	173,553
Other comprehensive income, net of tax	—	—	—	(5,358)	—	(5,358)
Repurchase of Class A common stock (Note 8)	—	—	(825)	—	—	(825)
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(4,929)	2,604	—	—	(2,325)
Stock-based compensation	—	9,909	—	—	—	9,909
Cash dividends	—	—	—	—	(82,189)	(82,189)
Balance at December 31, 2019	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$173,553	$121,887	$129,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,650	83,003	71,564
Impairment of fixed assets	—	48,551	—
Equity method earnings	—	(456)	(1,048)
Gain on step acquisition	—	(13,644)	—
Loss on extinguishment of debt	—	7,220	—
Foreign currency (gains)/losses	3,829	16,381	(3,014)
Stock-based compensation	9,909	26,609	19,314
Deferred taxes	1,965	(14,929)	39,213
Non-cash lease expense	44,460	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,746	(10,453)	(103)
Inventories, net	18,446	(33,371)	7,537
Prepaid expenses and other	(17,435)	(1,536)	14,250
Other assets	(67,109)	887	(11,658)
Accounts payable	(7,184)	(9,164)	6,834
Accrued expenses	(86,997)	(7,433)	22,490
Other liabilities	25,098	(10,814)	7,739
Net cash provided by operating activities	177,931	202,738	302,555

Cash flows from investing activities:
Purchases of property and equipment	(66,067)	(70,371)	(60,156)
Proceeds on investment sales	11,160	11,536	11,269
Purchases of investments	(8,432)	(11,420)	(11,332)
Acquisitions (net of cash acquired)	(8,073)	(38,506)	(31,745)
Net cash used in investing activities	(71,412)	(108,761)	(91,964)

Cash flows from financing activities:
Payment of cash dividends	(82,189)	(80,581)	(76,058)
Repurchase of shares of common stock	(825)	(69,565)	(71,731)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,325)	10,777	24,443
Payments on long-term debt	(214,455)	(552,500)	(103,226)
Payment of debt issuance costs	—	(7,243)	—
Proceeds from long-term debt	145,000	582,398	67,000
Net cash used in financing activities	(154,794)	(116,714)	(159,572)

Effect of exchange rate changes on cash	(3,006)	(16,751)	18,134

Net increase (decrease) in cash and cash equivalents	(51,281)	(39,488)	69,153

Cash and cash equivalents, beginning of period	386,911	426,399	357,246

Cash and cash equivalents, end of period	$335,630	$386,911	$426,399

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa—its Manufacturing segment, which includes the manufacturing and packaging subsidiaries it acquired in the first quarter of 2018; and its Grow Tech segment, which focuses on developing controlled-environment agriculture technologies (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of these financial statements, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), required management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $12.3 million and $14.1 million as of December 31, 2019 and 2018, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Raw materials	$87,942	$91,610
Finished goods	187,949	204,211
Total inventory, net	$275,891	$295,821

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2019	2018	2017
Beginning balance	$14,149	$8,081	$7,995
Additions	14,931	23,940	16,382
Write-offs	(16,785)	(17,872)	(16,296)
Ending balance	$12,295	$14,149	$8,081

Prepaid expenses and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Deferred charges	$8,142	$6,703
Prepaid income tax	8,905	—
Prepaid inventory and import costs	4,277	2,808
Prepaid rent, insurance and other occupancy costs	12,516	8,799
Prepaid promotion and event cost	7,159	6,013
Prepaid other taxes	7,965	6,268
Prepaid software license	3,317	4,006
Deposits	1,208	1,470
Other	16,365	15,810
Total prepaid expenses and other	$69,854	$51,877

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

Leases

The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there is an identified asset and the right to control the use of the identified asset is conveyed for a period in exchange for consideration. Control over the use of an identified asset means the lessee has both the right to obtain substantially all of the economic benefits from use of the asset and the right to direct use of the asset.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities on the balance sheet for leases other than leases with a term of 12 months or less. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the commencement date of the lease. Lease liabilities are measured based on the present value of lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. As the Company’s lessee leases do not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments.

Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company from time to time may have excess lease space and will sublease accordingly.  The Company recognizes sublease income on a straight-line basis. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease agreements with lease and non-lease components. For all lease agreements, the Company accounts for lease and non-lease components as a single lease component. The Company’s lease agreements do not contain any residual value guarantees.

For income statement purposes, the Company recognizes straight-line lease cost for operating leases. For finance leases, the Company recognizes interest expense associated with the lease liability and depreciation expense associated with the ROU asset.

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on June 30. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company elected to perform the qualitative assessment during fiscal years 2019 and 2018 and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units.  In fiscal year 2017, a quantitative assessment was performed. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

No impairment charges were recorded for goodwill or intangibles during the periods presented.

Other assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Deferred taxes	$30,780	$37,332
Deposits for noncancelable operating leases	46,894	41,986
Cash surrender value for life insurance policies	41,707	35,590
Other	34,635	29,204
Total other assets	$154,016	$144,112

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Accrued sales force commissions and other payments	$103,532	$128,022
Accrued income taxes	—	6,674
Accrued other taxes	29,657	38,693
Accrued payroll and other employee expenses	30,610	68,155
Accrued payable to vendors	34,760	34,539
Short-term lease liability	39,349	—
Accrued royalties	514	3,899
Sales return reserve	3,903	3,577
Deferred revenue	20,162	20,104
Other	27,794	18,920
Total accrued expenses	$290,281	$322,583

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Deferred tax liabilities	$10,741	$18,236
Reserve for other tax liabilities	17,121	14,382
Liability for deferred compensation plan	43,238	36,398
Pension plan benefits reserve	3,454	3,023
Build to suit – financing obligation	—	9,332
Deferred rent and deferred tenant incentives	—	5,665
Asset retirement obligation	6,631	6,444
Other	15,610	18,436
Total other liabilities	$96,795	$111,916

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

The Company recorded a net reduction to opening retained earnings of $13.0 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our loyalty point program deferrals. The impact to revenues as a result of applying Topic 606 for the years ended December 31, 2019 and 2018 was an increase of $1.3 million and an increase of $1.1 million, respectively.

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $3.9 million and $3.6 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company recorded sales returns of $52.2 million, $52.0 million and $53.8 million, respectively. The Company generally requires cash or credit card payment at the point of sale. Accounts receivable generally represents amounts due from credit card companies and are generally collected within a few days of the purchase. As such, the Company has determined that no allowance for doubtful accounts is necessary. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

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

The Company recorded customer loyalty points under the cost provision method prior to the adoption of Topic 606. The loyalty point liability under the cost provision methodology was $1.9 million as of December 31, 2017. The Company recorded an additional liability of $13.0 million due to the cumulative impact of adopting Topic 606.  The balance of deferred revenue related to contract liabilities was $12.5 million and $13.8 million as of December 31, 2019, and 2018, respectively, and $14.9 million as of the beginning period upon adoption of the Topic 606.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2019, 2018 and 2017 totaled $16.3 million, $19.1 million and $15.6 million, respectively.

Selling expenses

Selling expenses are the Company’s most significant expense and are classified as operating expenses. Selling expenses include distributor commissions as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. In each of the Company’s markets, except Mainland China, Sales Leaders can earn “multi-level” compensation under the Company’s global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $30.1 million, $23.0 million and $22.0 million in 2019, 2018 and 2017, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2020 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2013. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2019	2018	2017
Gross balance at January 1	$11,456	$5,514	$5,290
Increases related to prior year tax positions	775	5,161	—
Decreases related to prior year tax positions	—	—	(277)
Increases related to current year tax positions	2,273	3,704	669
Settlements	—	(956)	(159)
Decreases due to lapse of statutes of limitations	(1,051)	(1,483)	(187)
Currency adjustments	54	(484)	178
Gross balance at December 31	$13,507	$11,456	$5,514

At December 31, 2019, the Company had $13.5 million in unrecognized tax benefits of which $13.5 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2018, the Company had $11.5 million in unrecognized tax benefits of which $11.4 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0.5 to $2.0 million.

During the years ended December 31, 2019, 2018 and 2017 the Company recognized $0.7 million, $1.3 million and $0.7 million, respectively in interest and penalties expenses/(benefits). The Company had $3.6 million, $2.9 million and $1.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2019, 2018 and 2017, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occur outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated financial statements. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $85.3 million (net of tax of $7.4 million), $79.9 million (net of tax of $7.9 million), and $66.4 million (net of tax of $5.8 million), at December 31, 2019, 2018 and 2017, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2019, and 2018, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the year ended December 31, 2019, 2018 and 2017.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2019 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2019 and 2018, the fair value of debt was $365.0 million and $434.5 million, respectively. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

●	Level 1 – quoted prices in active markets for identical assets or liabilities;
●	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
●	Level 3 – unobservable inputs based on the Company’s own assumptions.

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

The total compensation expense related to equity compensation plans was $9.9 million, $26.6 million and $19.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. In 2019, 2018 and 2017, these amounts reflect the reversal of $4.3, none, and none, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2019, 2018 and 2017, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires companies to recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  The Company adopted the new standard effective January 1, 2019, using the modified retrospective transition method. The Company elected the package of practical expedients available under the transition provisions of the new lease standard, including: not reassessing whether expired or existing contracts are or contain leases; not reassessing the classification of expired or existing leases; not reassessing the initial direct cost for any existing leases; and using hindsight in determining the lease term.  As a result of adopting this new accounting guidance, the Company derecognized the build-to-suit assets and financing liabilities that remained on the balance sheet following the construction period, and re-evaluated the classification of the associated lease under ASC 842, concluding the lease should be an operating lease. The Company also recognized right-of-use assets and lease liabilities for operating leases. The cumulative impact of adoption was a $0.7 million increase to beginning retained earnings. See Note 7 - Leases.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance simplifies the required test of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of a reporting unit is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This ASU is effective for interim and annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt the new standard effective January 1, 2019. The adoption of this guidance did not have material impact on the Company’s consolidated financial statements.

In December 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard makes more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The adoption of this guidance did not have material impact on the Company’s consolidated financial statements.

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

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2019	2018
Land	$44,532	$35,709
Buildings	273,264	295,748
Construction in progress(1)	17,707	18,153
Furniture and fixtures	130,591	118,149
Computers and equipment	147,806	160,873
Leasehold improvements	160,623	147,604
Scanners	8,040	8,986
Vehicles	2,081	2,312
	784,644	787,534
Less: accumulated depreciation	(331,040)	(322,999)
	$453,604	$464,535

(1)
Construction in progress includes $10.8 million and $8.7 million as of December 31, 2019 and 2018, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $61.7 million, $56.4 million and $58.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The Company recorded an impairment of $48.6 million for the year ended December 31, 2018 in connection with our fiscal year 2018 restructuring plan, see Note 17 – Restructuring and Severance Charges.

4.	Goodwill

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2019 and 2018 (U.S. dollars in thousands):

	December 31, 2019	December 31, 2018 (1)
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

(1)	Goodwill for December 31, 2018 has been recast to reflect the separate disclosure of Manufacturing and Grow Tech.

All of the Company’s goodwill is recorded in U.S. dollar functional currency and allocated to the respective segments. Goodwill is not amortized, rather it is subject to annual impairment tests. Annual impairment tests were completed resulting in no impairment charges for any of the periods shown.

5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2019	2018
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599
Other indefinite lived intangibles	3,763	3,763
	$28,362	$28,362

	December 31, 2019		December 31, 2018
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period
Scanner technology	$46,482	$45,724	$46,482	$42,690	18 years
Developed technology	22,500	20,856	22,500	20,032	20 years
Distributor network	11,598	11,598	11,598	11,598	15 years
Trademarks	5,938	2,462	5,823	1,812	11 years
Other	92,331	46,250	95,150	43,794	10 years
	$178,849	$126,890	$181,553	$119,926	14 years

Amortization of finite-life intangible assets totaled $13.4 million, $18.3 million and $8.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2020	$9,445
2021	7,945
2022	6,899
2023	6,759
2024	6,268

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

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Concurrently with the closing of the Credit Agreement, the Company drew the full amount of the term loan facility and $78.5 million of the revolving facility, each of which initially bear interest at the London Interbank Offered Rate (“LIBOR”), plus 2.25%. The interest rate applicable to the facilities is subject to adjustment based on the Company’s consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

Convertible Note

On June 16, 2016, the Company issued $210.0 million of convertible senior notes (the “Convertible Notes”) in a private offering to a Chinese investor (the “Holder”). The Convertible Notes were senior unsecured obligations which ranked equal in right of payment to all senior unsecured indebtedness of the Company, and ranked senior in right of payment to any indebtedness that was contractually subordinated to the Convertible Notes. Interest on the Convertible Notes was payable semiannually in arrears on June 15 and December 15 of each year, at a rate of 4.75% per annum.

The Company incurred approximately $6.6 million of issuance costs related to the issuance of the Convertible Notes. Of the $6.6 million in issuance costs incurred, $6.3 million and $0.3 million were recorded to deferred financing cost and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $6.3 million recorded to deferred financing cost on the Company’s consolidated balance sheets as a reduction of long-term debt was amortized over the contractual term of the Convertible Notes using the effective interest method. During the first quarter of 2018, the issuance costs were expensed due to the conversion of the Notes.

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

The following table summarizes the Company’s debt facilities as of December 31, 2019 and 2018:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2019 (1)(2)	Balance as of December 31, 2018 (2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$365.0 million	$385.0 million	Variable 30 day: 3.55%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		—	$49.5 million		Revolving line of credit expires April 18, 2023.

(1)	As of December 31, 2019, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $27.5 million of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $3.0 million and $4.0 million as of December 31, 2019 and 2018, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2019, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2020	$27,500
2021	30,000
2022	37,500
2023	270,000
2024	—
Thereafter	—
Total(1)	$365,000

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $3.0 million, which is not reflected in this table.

7.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 to 25 years, some of which include options to extend leases for up to 20 years, and some of which include options to terminate leases within 1 year. The Company has not separately disclosed finance leases, as they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

As of December 31, 2019, the Company had $144.3 million of operating lease ROU assets on the balance sheet in “Right-of-use assets”, along with $39.3 million and $105.7 million of operating lease liabilities in “Accrued expenses” and “Long-term operating lease liabilities”, respectively. Additionally, as of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.0 years and 5.0%, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

Year Ended December 31, 2019
Operating lease cost	$51,072
Variable lease cost	3,387
Short-term lease cost	169
Sublease income	(5,743)
Total lease expense	$48,885

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

Year Ended December 31, 2019
Operating cash outflow	$54,993
ROU assets obtained in exchange for lease liabilities	$184,502

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases
2020	$45,942
2021	38,545
2022	23,822
2023	17,949
2024	12,876
Thereafter	31,368
Total	170,502
Less: Imputed interest	25,452
Total lease liability	$145,050

The Company has additional lease liabilities of $8.9 million which had not yet commenced as of December 31, 2019, and as such, have not been recognized on the consolidated balance sheets.

In connection with the adoption of ASC 842, the Company derecognized the build-to-suit assets and liabilities that remained on the balance sheet following the construction period, which was completed prior to the adoption of ASC 842. Under ASC 842, the lease was determined to be an operating lease, and is included in ROU assets disclosed above. As of December 31, 2018, the Company had recognized $19.4 million as an asset related to the build-to-suit building and a financing obligation of $9.9 million, net of a $9.9 million deposit paid directly to the landlord, as part of other liabilities in its consolidated balance sheet. As of December 31, 2018, the tenant incentive asset and deferred tenant incentive liability associated with the financing obligation totaled $4.0 million and $3.7 million, respectively.

Under ASC Topic 840, minimum future operating leases and financing obligations at December 31, 2018 are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Financing Obligations
2019	$39,358	$726
2020	27,553	748
2021	20,266	757
2022	11,723	770
2023	9,950	794
Thereafter	7,628	1,148
Total minimum lease payments	$116,478	$4,943

Rent expense for operating leases totaled $50.4 million, $50.7 million for the years ended December 31, 2018, and 2017, respectively. Interest expense associated with the financing obligations was $0.2 million for the years ended December 31, 2018 and 2017.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. The shares of Class A common stock and Class B common stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions, as follows: (1) each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders and each share of Class B common stock entitles the holder to ten votes on each such matter; (2) stock dividends of Class A common stock may be paid only to holders of Class A common stock and stock dividends of Class B common stock may be paid only to holders of Class B common stock; (3) if a holder of Class B common stock transfers such shares to a person other than a permitted transferee, as defined in the Company’s Certificate of Incorporation, such shares will be converted automatically into shares of Class A common stock; and (4) Class A common stock has no conversion rights; however, each share of Class B common stock is convertible into one share of Class A common stock, in whole or in part, at any time at the option of the holder. All outstanding Class B shares have been converted to Class A shares. As of December 31, 2019 and 2018, there were no preferred or Class B common shares outstanding.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic weighted-average common shares outstanding	55,518	55,170	52,806
Effect of dilutive securities:
Stock awards and options	409	1,061	1,110
Convertible note	—	245	936
Diluted weighted-average common shares outstanding	55,927	56,476	54,852

For the years ended December 31, 2019, 2018 and 2017, other stock options totaling 1.4 million, 0.9 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The convertible notes have a dilutive impact on EPS when the average market price of the Company’s common stock for a given period exceeds the initial conversion price. See Note 6 for discussion of initial conversion price and conversion rate.

Dividends

Quarterly cash dividends for the years ended December 31, 2019 and 2018 totaled $82.2 million and $80.6 million or $0.37 per share in all quarters of 2019 and $0.365 for all quarters of 2018. The board of directors has declared a quarterly cash dividend of $0.375 per share of Class A common stock to be paid on March 11, 2020 to stockholders of record on February 28, 2020.

Repurchases of common stock

In 1998, the Company’s board of directors approved a stock repurchase plan authorizing the Company to repurchase $10.0 million of its outstanding shares of Class A common stock on the open market or in private transactions. The Company’s board from time to time increased the amount authorized under the 1998 stock repurchase plan, including an increase of $400.0 million announced in August 2013. In October 2015, the Company’s board terminated the 1998 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500.0 million. In July 2018, the Company’s board of directors terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans and from conversion of the Convertible Notes. During the years ended December 31, 2018 and 2017, the Company repurchased 0.5 million and 1.2 million shares of Class A common stock under the 2015 plan for an aggregate price of  $40.6 million and $71.7 million, respectively. During the years ended December 31, 2019 and 2018, the Company purchased 14,000 and 0.4 million shares under the 2018 plan for $0.8 million and $29.0 million, respectively. At December 31, 2019, $470.2 million was available for repurchases under the 2018 stock repurchase plan.

9.          Stock–Based Compensation

At December 31, 2019, the Company had the following stock-based employee compensation plans:

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

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2019	2018	2017
Weighted-average grant date fair value of grants	$19.72	$24.72	$18.84
Risk-free interest rate(1)	2.5%	2.6%	2.1%
Dividend yield(2)	2.7%	2.6%	2.5%
Expected volatility(3)	42.4%	45.6%	48.2%
Expected life in months(4)	60 months	66 months	68 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.
(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.
(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – service based
Outstanding at December 31, 2018	1,046.5	$40.53
Granted	—	—
Exercised	(70.2)	32.38
Forfeited/cancelled/expired	(13.8)	41.49
Outstanding at December 31, 2019	962.5	41.11	2.87	$5,234
Exercisable at December 31, 2019	775.4	42.59	2.77	4,000

Options activity – performance based
Outstanding at December 31, 2018	2,370.8	$64.00
Granted	496.6	63.09
Exercised	(46.0)	50.79
Forfeited/cancelled/expired	(663.0)	71.73
Outstanding at December 31, 2019	2,158.4	61.75	4.16	$2,997
Exercisable at December 31, 2019	698.1	46.06	3.82	2,997

Options activity – all options
Outstanding at December 31, 2018	3,417.3	$56.81
Granted	496.6	63.09
Exercised	(116.2)	39.67
Forfeited/cancelled/expired	(676.8)	71.11
Outstanding at December 31, 2019	3,120.9	55.38	3.76	$8,231
Exercisable at December 31, 2019	1,473.4	44.23	3.26	6,997

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2019, 2018 and 2017, were as follows (U.S. dollars in thousands):

	December 31,
	2019	2018	2017
Cash proceeds from stock options exercised	$368	$13,908	$26,980
Tax benefit realized for stock options exercised	430	3,217	6,457
Intrinsic value of stock options exercised	934	11,855	42,749

Nonvested restricted stock awards as of December 31, 2019 and changes during the year ended December 31, 2019 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2018	467.5	$57.61

Granted	341.9	59.59
Vested	(196.6)	56.72
Forfeited	(39.7)	59.17

Nonvested at December 31, 2019	573.1	$58.99

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $2.6 million, $3.1 million and $4.0  million of expense related to service condition stock options in 2019, 2018 and 2017, respectively; and $11.5 million, $11.2 million and $11.3 million of expense related to service condition restricted stock units in 2019, 2018 and 2017, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $4.1 million of income, $12.2 million of expense and $3.9 million of income related to performance stock options in 2019, 2018 and 2017, respectively; and $0.1 million of expense related to performance stock units in 2019, 2018 and 2017. The amount in 2019 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2019, there was $0.3 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 0.1 years. As of December 31, 2019, there was $21.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

10.	Fair Value

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information.

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$54,642	$—	$—	$54,642
Other long-term assets	3,216	—	—	3,216
Life insurance contracts	—	—	41,707	41,707
Total	$57,858	$—	$41,707	$99,565

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$35,260	$—	$—	$35,260
Other long-term assets	3,568	—	—	3,568
Life insurance contracts	—	—	35,590	35,590
Total	$38,828	$—	$35,590	$74,418

The following methods and assumptions were used to determine the fair value of each class of assets recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $8.4 million and $11.3 million as of December 31, 2019 and 2018, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2019	2018
Beginning balance at January 1	$35,590	$37,737
Actual return on plan assets	5,688	(1,788)
Purchases and issuances	2,003	—
Sales and settlements	(1,574)	(359)
Transfers into Level 3	—	—
Ending balance at December 31	$41,707	$35,590

11.	Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2019, 2018 and 2017 (U.S. dollars in thousands):

	2019	2018	2017
U.S.	$24,211	$(67,087)	$1,135
Foreign	230,961	286,753	264,432
Total	$255,172	$219,666	$265,567

The provision for current and deferred taxes for the years ended December 31, 2019, 2018 and 2017 consists of the following (U.S. dollars in thousands):

	2019	2018	2017
Current
Federal	$—	$—	$(14,358)
State	2,213	652	1,814
Foreign	79,694	116,303	104,688
	81,907	116,955	92,144
Deferred
Federal	(8,878)	(17,836)	45,593
State	(473)	(1,974)	(2,273)
Foreign	9,063	634	666
	(288)	(19,176)	43,986
Provision for income taxes	$81,619	$97,779	$136,130

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Inventory differences	$5,040	$4,257
Foreign tax credit and other foreign benefits	69,820	62,521
Stock-based compensation	7,441	7,893
Accrued expenses not deductible until paid	35,374	40,509
Foreign currency exchange	163	1,023
Net operating losses	6,341	4,522
Capitalized research and development	18,716	11,988
Interest expense limitation – 163(j)	—	847
R&D credit carryforward	881	807
Other	37	339
Gross deferred tax assets	143,813	134,706
Deferred tax liabilities:
Foreign currency exchange	721	124
Foreign withholding taxes	20,986	21,524
Intangibles step-up	4,958	5,763
Overhead allocation to inventory	3,611	2,857
Amortization of intangibles	15,393	15,812
Other	1,063	833
Gross deferred tax liabilities	46,732	46,913
Valuation allowance	(77,042)	(68,697)
Deferred taxes, net	$20,039	$19,096

At December 31, 2019, the Company had foreign operating loss carryforwards of $18.2 million for tax purposes, which will be available to offset future taxable income. If not used, $6.3 million of carryforwards will expire between 2020 and 2029, while $11.9 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $18.2 million, tax effected the valuation on the net operating loss is $6.3 million. In addition, a valuation allowance has been recorded on the foreign tax credit carryforward, and the R&D credit carryforward of $70.7 million which will expire between 2026 and 2029.

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

The valuation allowances have been recognized for the foreign tax credit, the foreign net operating loss carryforwards, and the R&D credit carryforward.  The valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the foreign tax credits, the foreign net operating losses, or the R&D credit carryforward, the valuation will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2019, 2018 and 2017 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
Balance at the beginning of period	$68,697		$56,906		$9,137
Additions charged to cost and expenses	10,913	(1)	27,902	(4)	53,983	(6)
Decreases	(3,343	)(2)	(16,215	)(5)	(6,400	)(7)
Adjustments	775	(3)	104	(3)	186	(3)
Balance at the end of the period	$77,042		$68,697		$56,906

(1)	Increase in valuation is due primarily to $9.8 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets.
(2)	The decrease was due primarily to the utilization of foreign tax credits, and expiration of foreign net operating losses.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)	Increase in valuation is due primarily to the $27.2 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets
(5)
The decrease was due primarily to the utilization of foreign tax credits. Decrease is due primarily to the write-off of Brazil deferred tax assets, which had no impact to the income statement, as a valuation allowance had been previously recorded against the asset.

(6)	Increase in valuation allowance is due primarily to the $52.0 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets.
(7)	Decrease is due primarily to the write-off of Brazil deferred tax assets, which had no impact to the income statement, as a valuation allowance had been previously recorded against the asset.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2019	2018
Net noncurrent deferred tax assets	$30,780	$37,332
Net noncurrent deferred tax liabilities	10,741	18,236
Deferred taxes, net	$20,039	$19,096

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2019, 2018 and 2017 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Income taxes at statutory rate	21.00%	21.00%	35.00%
Indefinite reinvestment	—	(2.73)%	2.75%
Excess tax benefit from equity award	0.02%	(1.41)%	(2.38)%
Non-U.S. income taxed at different rates	3.09%	7.37%	—
Foreign withholding taxes	4.10%	7.68%	—
Change in reserve for uncertain tax positions	1.07%	3.68%	—
Non-deductible expenses	—	—	0.17%
Controlled foreign corporation losses	—	—	(0.13)%
Valuation allowance recognized foreign tax credit & others	2.56%	5.54%	19.59%
Write-off outside basis DTL	—	—	(2.89)%
Revaluation of deferred taxes	—	1.61%	(1.28)%
Foreign-Derived Intangible Income (FDII)	(0.70)%	—	—
Other	0.85%	1.77%	0.43%
	31.99%	44.51%	51.26%

The effective rate for 2018 was significantly impacted by the restructuring and impairment expenses incurred in Q4 of 2018, as well as additional valuation allowances related to foreign tax credits. The effective tax rate for 2017 was impacted largely due to the Tax Reform Act.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2019.  If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2019, 2018, and 2017 the Company matched employees’ base pay up to 4% each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $3.7 million, $3.6 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2019, 2018 and 2017 the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $3.5 million, $3.0 million and $6.1 million as of December 31, 2019, 2018 and 2017, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company recorded compensation expense of $1.8 million, $1.1 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $43.2 million and $36.4 million for the years ended December 31, 2019 and 2018, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheet of $41.7 million and $35.6 million for the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, and 2018, the Company did not hold any non-designated derivative contracts.

During the years ended December 31, 2019, 2018 and 2017, the Company had gains (losses) related to derivative instruments not designated as hedging instruments of zero, zero and $(0.5) million, respectively.

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

As of December 31, 2019, and 2018, the Company held no forward contracts.

During the years ended December 31, 2019, 2018 and 2017, the Company had gains (losses) related to derivative instruments recorded in other comprehensive income (loss) of zero, $(0.2) million and $(0.2) million, respectively.

During the years ended December 31, 2019, 2018 and 2018, the Company had gains (losses) related to foreign currency forward contracts related to intercompany license fees and product sales hedges reclassified from accumulated other comprehensive loss to revenue of zero, $18 thousand and $0.1 million, respectively.

During the years ended December 31, 2019, 2018 and 2018, the Company had gains (losses) related to foreign currency forward contracts related to intercompany selling expense hedges reclassified from accumulated other comprehensive loss to selling expenses of zero, zero and $0.4 million, respectively.

As of December 31, 2019 and 2018, there were no unrealized gains/(losses) included in accumulated other comprehensive loss related to foreign currency cash flow hedges. The remaining $85.3 million and $79.9 million as of December 31, 2019 and 2018, respectively, in accumulated other comprehensive loss are related to cumulative translation adjustments. The Company assesses hedge effectiveness at least quarterly. During the years ended December 31, 2019 and 2018, all hedges were determined to be effective.

15.	Supplemental Cash Flow Information

Cash paid for interest totaled $17.9 million, $20.9 million and $18.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash paid for income taxes totaled $97.9 million, $123.2 million and $78.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On February 12, 2018, the Company acquired the remaining 65% ownership in Treviso, LLC (“Treviso”), making Treviso a wholly owned subsidiary of the Company. Treviso is a personal care product manufacturer. Under the terms of the purchase agreement, the Company has paid $83.9 million in cash and shares of the Company in exchange for the remaining 65% ownership in Treviso, subject to adjustment for certain closing items. On February 28, 2017, the Company initially purchased a 35% membership interest in Treviso, for a purchase price of $21.0 million. The purchase price included $12.6 million in cash and $8.4 million in the Company’s stock (169,560 shares based on the closing stock price of $49.54 per share on February 28, 2017). Treviso is a liquid contract manufacturing laboratory for premium personal care products.

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

The following table summarizes the fair value of the assets acquired for the acquisitions disclosed above (in thousands):

	Innuvate		Treviso		L&W Holdings
Net assets acquired:	Life	Amount	Life	Amount	Life	Amount
Total current assets		$6,219		$19,659		$7,353
Fixed assets		9,291		33,282		114
Customer list	9 years	5,100	9 years	16,500	7 years	6,500
Order backlog	5 months	200	10 months	4,700	4 months	900
Trademarks	7 years	900	6 years	1,300	5 years	600
Total current liabilities		(3,942)		(3,740)		(1,495)
Other non-current liabilities		—		—		(1,731)
Total identifiable net assets acquired		17,768		71,701		12,241
Goodwill		17,230		42,480		12,759
Fair value of noncontrolling interest		(2,800)		—		—
Total consideration and value to be allocated to net assets		$32,198		$114,181		$25,000

Pro forma and historical results of operations for the acquired companies have not been presented because they are not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

17.	Restructuring and Severance Charges

In 2018, the Company began a strategic plan to align its resources and capabilities to support its vision of being a world-leading business platform. This program primarily impacted the Company’s information technology infrastructure and organization and other departments within its corporate and Americas offices. As a result of the restructuring program, the Company recorded a non-cash charge of $48.6 million for impairment of information technology assets, including internally developed software for social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with our restructuring. The restructuring charges were predominately recorded in the Corporate and Other category. As of December 31, 2019, and 2018 the Company had a liability of zero and $15.5 million in accrued payroll and other employee expenses, respectively.
Restructuring, severance and impairment charges incurred	$70,686
Non-cash impairment charges	(48,551)
Amounts paid	(6,673)
Adjustments	—
Balance December 31, 2018	$15,462
Amounts Paid	(15,046)
Adjustments	(416)
Balance December 31, 2019	$—

18.          Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, South Korea, Southeast Asia, Americas/Pacific, Japan, Hong Kong/Taiwan, and EMEA—and its Manufacturing and Grow Tech segments, which the Company decided to disclose separately beginning in the first quarter of 2019. Previously, these latter two segments were included in the Other category. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker (“CODM”) evaluates the Company’s business performance and allocates resources. Reported revenue for these segments includes only the revenue generated by sales to external customers. The seven geographic Nu Skin segments generate revenue from the sale of personal care products and wellness products under the Nu Skin, Pharmanex and ageLOC brands, all of which have similar business characteristics and align with how the CODM function assesses performance and allocates resources.

Segment information for 2018 has been recast to reflect the separate disclosure of the Manufacturing and Grow Tech segments, both of which were previously included in the Other category. Consolidated financial information is not affected.
Profitability by segment as reported under U.S. GAAP is driven primarily by the Company’s international taxation policies. Segment contribution, which is the Company’s segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company’s executive and administrative offices, information technology, research and development, marketing and supply chain functions not recorded at the segment level.

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
Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Nu Skin
Mainland China	$722,526	$886,472	$716,991
Americas/Pacific	349,078	385,034	342,429
South Korea	329,978	373,357	361,692
Southeast Asia	301,620	316,890	268,631
Japan	260,039	254,939	256,085
EMEA	167,165	182,394	160,275
Hong Kong/Taiwan	166,335	185,893	166,696
Other	1,621	3,423	6,300
Total Nu Skin	2,298,362	2,588,402	2,279,099
Manufacturing (1)	121,917	90,606	—
Grow Tech	137	—	—
Total	$2,420,416	$2,679,008	$2,279,099

(1)
The Manufacturing segment had $25.7 million, $23.5 million and zero of intersegment revenue for the years ended December 31, 2019, 2018 and 2017, respectively.  Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Nu Skin
Mainland China	$191,570	$253,598	$211,625
Americas/Pacific	57,090	52,433	51,885
South Korea	99,892	107,215	100,964
Southeast Asia	82,455	78,598	63,296
Japan	61,081	56,676	51,372
EMEA	10,195	14,773	11,749
Hong Kong/Taiwan	33,569	33,392	27,958
Nu Skin contribution	535,852	596,685	518,849
Manufacturing	15,693	7,754	—
Grow Tech	(19,509)	(9,228)	—
Total segment contribution	532,036	595,211	518,849
Corporate and other	(264,610)	(354,351)	(244,366)
Operating income	267,426	240,860	274,483
Other income (expense)	(12,254)	(21,194)	(8,916)
Income before provision for income taxes	$255,172	$219,666	$265,567

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Nu Skin
Mainland China	$10,496	$13,036	$15,122
Americas/Pacific	864	988	1,746
South Korea	5,093	6,266	6,499
Southeast Asia	1,915	2,123	2,234
Japan	3,866	3,604	3,554
EMEA	1,260	847	985
Hong Kong/Taiwan	2,310	1,316	1,395
Total Nu Skin	25,804	28,180	31,535
Manufacturing	6,689	11,281	—
Grow Tech	4,008	1,885	—
Corporate and other	40,149	41,657	40,029
Total	$76,650	$83,003	$71,564

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Nu Skin
Mainland China	$14,814	$11,658	$4,539
Americas/Pacific	1,340	974	800
South Korea	1,223	285	469
Southeast Asia	759	1,120	1,753
Japan	1,528	788	994
EMEA	364	734	1,168
Hong Kong/Taiwan	3,203	4,113	1,350
Total Nu Skin	23,231	19,672	11,073
Manufacturing	6,595	5,486	—
Grow Tech	6,938	14,591	—
Corporate and other	29,303	30,622	49,083
Total	$66,067	$70,371	$60,156

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue. Based on this criteria, the Company has identified four major markets: Mainland China, South Korea, Japan and the United States, the country of domicile. There are approximately 45 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented. Sales are recorded in the jurisdiction in which the transactions occurred:

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Mainland China	$722,526	$886,472	$716,991
South Korea	329,978	373,357	361,692
Japan	260,039	254,939	256,085
United States	324,727	311,436	218,734
All others	783,146	852,804	725,597
Total	$2,420,416	$2,679,008	$2,279,099

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
Personal Care	$1,423,485	$1,659,737	$1,456,386
Wellness	863,125	921,328	817,230
Other	133,806	97,943	5,483
Total	$2,420,416	$2,679,008	$2,279,099

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment and related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. As a result of adoption of ASC 842, long-lived assets for 2019 include our ROU assets. Long-lived assets by major market are set forth below for the periods ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(U.S. dollars in thousands)	2019	2018	2017
United States	$354,410	$317,516	$302,884
Mainland China	136,845	89,447	97,046
South Korea	35,286	36,325	42,211
Japan	12,015	6,864	9,342
All others	59,374	14,383	13,104
Total	$597,930	$464,535	$464,587

19.	Commitments and Contingencies

The Company is subject to government regulations pertaining to product formulation, labeling and packaging, product claims and advertising, and the Company’s direct selling system.  The Company is also subject to the jurisdiction of numerous foreign tax and customs authorities. Any assertions or determination that either the Company or the Company’s sales force is not in compliance with existing statutes, laws, rules or regulations could have a material adverse effect on the Company’s operations. In addition, in any country or jurisdiction, the adoption of new statutes, laws, rules or regulations or changes in the interpretation of existing statutes, laws, rules or regulations could have a material adverse effect on the Company and its operations. No assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by foreign authorities or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company and its Subsidiaries are defendants in litigation, investigations and other proceedings involving various matters. The Company is subject to loss contingencies, including various legal and regulatory proceedings, asserted and potential claims that arise in the ordinary course of business. An estimated loss from such contingencies is recognized as a charge to income if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

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

Other income (expense), net was $12.3 million, $21.2 million and $8.9 million of expense in 2019, 2018 and 2017, respectively. Other income (expense), net also includes $19.2 million, $21.8 million and $22.2 million in interest expense during 2019, 2018 and 2017, respectively. The Company cannot estimate the degree to which its operations will be impacted in the future, but it remains subject to these currency risks.

21.	Subsequent Events

In January 2020, the Company has placed a temporary hold on all in-person meetings with its sales force and customers in Mainland China in response to the outbreak of the coronavirus. Given the dynamic nature of these circumstances and business disruption, the company anticipates a significant short-term impact as public gatherings and travel remain restricted. The related financial impact cannot be reasonably estimated at this time but is expected to materially affect our Mainland China segment and consolidated results for the first and second quarter and full year of fiscal 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded a provision for income taxes of $82 million for the year ended December 31, 2019 and reported $20 million in deferred tax assets net of a valuation allowance of $77 million, $47 million in deferred tax liabilities, and uncertain tax positions of $14 million as of December 31, 2019. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are that (i) there was significant judgment by management when developing the provision for income taxes, deferred tax assets and the liability for unrecognized tax benefits, which in turn, led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to these account balances and tax positions; and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others, (i) testing the accuracy of the global income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; and (iii) evaluating the identification of reserves for uncertain tax positions and the reasonableness of the “more likely than not determination” in consideration of the expiration of various statutes of limitations, changes in tax law and regulations, issuance of tax rulings and settlements with tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of management’s estimates and application of local and international income tax law.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 12, 2020

We have served as the Company’s auditor since 1994.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2019, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2019 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

*4.2	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1
Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2018).

#10.2
Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.3	Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2010).

#10.4	Form of 2010 Plan U.S. Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2010).

#10.5
Form of 2010 Plan U.S. Performance Stock Option Master Agreement and Grant Notice (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.6
Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Amended & Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

#10.7
Form of Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.8
Form of Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.9
Form of Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.10
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Second Amended and Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016).

#10.11
Form of Second Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

*#10.12	Form of Second or Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.13	Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement.

#10.14
Form of Second Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

*#10.15	Form of Second Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

#10.16
Form of Second Amended and Restated 2010 Plan Non-U.S. Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.17
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.18
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.19	Nu Skin Enterprises, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 14, 2018).

#10.20
Employment Agreement, effective as of April 16, 2015, between the Company and Joseph Y. Chang (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2015).

#10.21
Amendment to Employment Agreement between the Company and Joseph Y. Chang dated March 8, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 14, 2018).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed or furnished herewith.
# Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2020.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2020.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ritch N. Wood	Chief Executive Officer and Director
Ritch N. Wood	(Principal Executive Officer)

/s/ Mark H. Lawrence	Chief Financial Officer
Mark H. Lawrence	(Principal Financial Officer)

/s/ James D. Thomas	Chief Accounting Officer
James D. Thomas	(Principal Accounting Officer)

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Laura Nathanson	Director
Laura Nathanson

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury