Form 10-Q
period 2020-03-31
NU SKIN ENTERPRISES, INC.
filed 2020-05-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  May 1, 2020, 51,899,031 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2020

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$352,578	$335,630
Current investments	9,087	8,413
Accounts receivable, net	43,973	50,378
Inventories, net	257,474	275,891
Prepaid expenses and other	66,457	69,854
Total current assets	729,569	740,166

Property and equipment, net	449,486	453,604
Right-of-use assets	147,678	144,326
Goodwill	196,573	196,573
Other intangible assets, net	77,796	80,321
Other assets	145,217	154,016
Total assets	$1,746,319	$1,769,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,891	$38,979
Accrued expenses	285,213	290,281
Current portion of long-term debt	95,000	27,500
Total current liabilities	420,104	356,760

Operating lease liabilities	108,145	105,701
Long-term debt	327,197	334,461
Other liabilities	90,375	96,795
Total liabilities	945,821	893,717

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	557,916	557,544
Treasury stock, at cost – 37.5 million and 35.0 million shares	(1,384,036)	(1,324,826)
Accumulated other comprehensive loss	(100,289)	(85,292)
Retained earnings	1,726,816	1,727,772
Total stockholders’ equity	800,498	875,289
Total liabilities and stockholders’ equity	$1,746,319	$1,769,006

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$518,028	$623,623
Cost of sales	125,793	146,664
Gross profit	392,235	476,959

Operating expenses:
Selling expenses	206,042	249,708
General and administrative expenses	149,628	158,598
Total operating expenses	355,670	408,306

Operating income	36,565	68,653
Other income (expense), net	(6,174)	(2,848)

Income before provision for income taxes	30,391	65,805
Provision for income taxes	10,661	22,803

Net income	$19,730	$43,002

Net income per share (Note 6):
Basic	$0.36	$0.78
Diluted	$0.36	$0.77

Weighted-average common shares outstanding (000s):
Basic	55,059	55,436
Diluted	55,101	56,128

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$19,730	$43,002

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(3) and $(145) for the three months ended March 31, 2020 and 2019, respectively	(14,997)	4,140
Comprehensive income	$4,733	$47,142

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	19,730	19,730
Other comprehensive loss, net of tax	—	—	—	(14,997)	—	(14,997)
Repurchase of Class A common stock (Note 6)	—	—	(60,886)	—	—	(60,886)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(3,083)	1,676	—	—	(1,407)
Stock-based compensation	—	3,455	—	—	—	3,455
Cash dividends	—	—	—	—	(20,686)	(20,686)
Balance at March 31, 2020	$91	$557,916	$(1,384,036)	$(100,289)	$1,726,816	$800,498

	For the Three Months Ended March 31, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	657	657
Net income	—	—	—	—	43,002	43,002
Other comprehensive income, net of tax	—	—	—	4,140	—	4,140
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,335)	2,179	—	—	(2,156)
Stock-based compensation	—	5,041	—	—	—	5,041
Cash dividends	—	—	—	—	(20,531)	(20,531)
Balance at March 31, 2019	$91	$553,270	$(1,325,251)	$(75,794)	$1,658,879	$811,195

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$19,730	$43,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,095	19,607
Foreign currency losses	3,177	458
Stock-based compensation	3,455	5,041
Loss on disposal of assets	2,286	—
Deferred taxes	963	1,668
Non-cash lease expense	10,869	11,375
Changes in operating assets and liabilities:
Accounts receivable	5,081	(4,145)
Inventories, net	10,764	(7,271)
Prepaid expenses and other	965	(15,540)
Other assets	(24,905)	(180)
Accounts payable	1,491	5,157
Accrued expenses	12,889	(68,842)
Other liabilities	3,167	1,484
Net cash provided by (used in) operating activities	69,027	(8,186)

Cash flows from investing activities:
Purchases of property and equipment	(19,387)	(13,765)
Proceeds on investment sales	4,234	7,444
Purchases of investments	(4,031)	(4,321)
Acquisitions and investments in equity investees	—	(7,500)
Net cash used in investing activities	(19,184)	(18,142)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,407)	(2,156)
Payments of debt	(5,000)	(134,455)
Payment of cash dividends	(20,686)	(20,531)
Proceeds from debt	65,000	105,000
Repurchases of shares of common stock	(60,886)	(825)
Net cash used in financing activities	(22,979)	(52,967)

Effect of exchange rate changes on cash	(9,916)	2,672

Net increase (decrease) in cash and cash equivalents	16,948	(76,623)

Cash and cash equivalents, beginning of period	335,630	386,911

Cash and cash equivalents, end of period	$352,578	$310,288

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes several markets in Europe as well as Israel, Russia and South Africa—its Manufacturing segment, which includes manufacturing and packaging subsidiaries; and its Grow Tech segment, which focuses on developing controlled-environment agriculture technologies (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, based on the duration and severity of the novel coronavirus (“COVID-19”) pandemic, including but not limited to limitations of holding sales meetings, supply chain disruptions, reduced travel and closed walk-in locations, the Company is uncertain of the ultimate impact COVID-19 could have on the business. To date, the pandemic has not increased the Company’s costs of or access to capital under the revolving credit facility, and at this time cannot provide assurance it won’t in the future. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the first quarter financial results, including, but not limited to impairment of goodwill and other long-lived assets, income tax provision and recoverability of inventory.

Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods and should be applied on a modified retrospective basis to all periods presented. This ASU was effective for the Company beginning on January 1, 2020. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies, removes, and adds certain disclosure requirements on fair value measurements. This ASU is effective for annual periods beginning after December 15, 2019, including interim periods therein.  This ASU was effective for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard prospectively on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$85,167	$87,942
Finished goods	172,307	187,949
Total Inventory, net	$257,474	$275,891

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products on an annual basis.

The balance of deferred revenue related to contract liabilities as of March 31, 2020 and December 31, 2019 was $11.9 million and $12.5 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2020 and December 31, 2019 (U.S. dollars in thousands):

	March 31, 2020	December 31, 2019
Nu Skin
Mainland China	$32,179	$32,179
South Korea	29,261	29,261
Americas/Pacific	9,449	9,449
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
EMEA	2,875	2,875
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2020 and December 31, 2019:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2020(1)(2)	Balance as of December 31, 2019(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$360.0 million	$365.0 million	Variable 30 day: 2.74%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$65.0 million	$—	Variable 30 day: 2.68%	Revolving line of credit expires April 18, 2023.

(1)
As of March 31, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $30.0 million of the balance of its term loan under the Credit Agreement. The Company has classified the $65.0 million borrowed under the revolving line of credit as short term because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $2.8 million and $3.0 million as of March 31, 2020 and December 31, 2019, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.4 years and 4.8%.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$13,136	$12,861
Variable lease cost	974	1,052
Short-term lease cost	45	52
Sublease income	(1,131)	(1,593)
Total lease expense	$13,024	$12,372

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash outflow from operating leases	$13,367	$14,377
Right-of-use assets obtained in exchange for lease obligations	$21,822	$128,704

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases
2020	$37,395
2021	43,231
2022	28,941
2023	20,119
2024	15,597
Thereafter	30,881
Total	176,164
Less: Finance charges	27,563
Total principal liability	$148,601

The Company has additional lease liabilities of $0.1 million which have not yet commenced as of March 31, 2020, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2020 and 2019, stock options of 1.0 million and 1.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2020, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share. This quarterly cash dividend of $20.7 million was paid on March 11, 2020 to stockholders of record on February 28, 2020. In April 2020, the board of directors declared a quarterly cash dividend of $0.375 per share to be paid on June 10, 2020 to shareholders of record on May 29, 2020.

Repurchase of common stock

During the three-month periods ended March 31, 2020 and 2019, the Company repurchased 2.6 million shares and approximately 14,000 shares of its Class A common stock under its stock repurchase plan for $60.9 million and $0.8 million, respectively. As of March 31, 2020, $409.3 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$49,670	$—	$—	$49,670
Other long-term assets	202	—	—	202
Life insurance contracts	—	—	35,339	35,339
Total	$49,872	$—	$35,339	$85,211

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$54,642	$—	$—	$54,642
Other long-term assets	3,216	—	—	3,216
Life insurance contracts	—	—	41,707	41,707
Total	$57,858	$—	$41,707	$99,565

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2020	$41,707
Actual return on plan assets	(6,368)
Purchase and issuances	—
Sales and settlements	—
Transfers into Level 3	—
Ending balance at March 31, 2020	$35,339

8.	Income Taxes

Provision for income taxes for the first quarter of 2020 was $10.7 million, compared to $22.8 million for the prior-year period. The effective tax rate for the first quarter of 2020 was 35.1% of pre-tax book income, compared to 34.7% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $19.5 million and $20.0 million as of March 31, 2020 and December 31, 2019, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2019. If the amount designated as indefinitely reinvested as of December 31, 2019 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2015. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2015. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2020 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential decreases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $0.5 to $1.5 million.

9.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, South Korea, Southeast Asia, Americas/Pacific, Japan, Hong Kong/Taiwan, and EMEA—and its Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources.  Reported revenue includes only the revenue generated by sales to external customers.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2020	2019
Nu Skin
Mainland China	$137,696	$208,488
South Korea	75,719	83,853
Americas/Pacific	74,573	86,456
Southeast Asia	69,586	72,495
Japan	61,300	62,109
Hong Kong/Taiwan	35,827	40,558
EMEA	35,403	41,818
Other	773	(1,426)
Total Nu Skin	490,877	594,351
Manufacturing (1)	27,147	29,272
Grow Tech	4	—
Total	$518,028	$623,623

(1)
The Manufacturing segment had $6.4 million and $5.9 million of intersegment revenue for the three-month period ended March 31, 2020 and 2019, respectively.  Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2020	2019
Nu Skin
Mainland China	$37,387	$59,167
South Korea	24,099	25,668
Americas/Pacific	10,585	12,019
Southeast Asia	16,718	17,992
Japan	14,592	14,106
Hong Kong/Taiwan	6,938	7,474
EMEA	631	1,351
Nu Skin contribution	110,950	137,777
Manufacturing	2,849	3,646
Grow Tech	(6,850)	(3,629)
Total segment contribution	106,949	137,794
Corporate and other	(70,384)	(69,141)
Operating income	36,565	68,653
Other income (expense)	(6,174)	(2,848)
Income before provision for income taxes	$30,391	$65,805

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2020	2019
Nu Skin
Mainland China	$2,424	$3,116
South Korea	1,057	1,524
Americas/Pacific	245	214
Southeast Asia	487	477
Japan	472	1,048
Hong Kong/Taiwan	639	516
EMEA	258	440
Total Nu Skin	5,582	7,335
Manufacturing	1,815	1,574
Grow Tech	1,225	875
Corporate and other	10,473	9,823
Total	$19,095	$19,607

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2020	2019
Nu Skin
Mainland China	$2,861	$1,681
South Korea	169	49
Americas/Pacific	694	274
Southeast Asia	633	94
Japan	157	172
Hong Kong/Taiwan	4	463
EMEA	27	34
Total Nu Skin	4,545	2,767
Manufacturing	10,505	1,602
Grow Tech	178	2,985
Corporate and other	4,159	6,411
Total	$19,387	$13,765

10.	Commitments and Contingencies

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

There was no restructuring activity for the three months ended March 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “optimistic,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2019 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2019 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report on Form 10-Q.

Overview

Revenue for the three-month period ended March 31, 2020 decreased 17% to $518.0 million, compared to $623.6 million in the prior-year period.  Our revenue in the first quarter of 2020 was negatively impacted 2% from foreign-currency fluctuations. Sales Leaders decreased 22% and Customers decreased 5% on a year-over-year basis.

Revenue in the first quarter was impacted by a significant decline in Sales Leaders compared to the prior-year period. The decline in Sales Leaders resulted in part from the significant decline in Sales Leaders in Mainland China in 2019 as a result of regulatory and media scrutiny of the industry and restrictions on meetings in 2019. In addition, the 2020 global heath pandemic related to the outbreak of COVID-19 resulted in a decline in revenue and Sales Leaders from the government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places, as these factors reduced our sales force’s ability to hold sales meetings. The outbreak has also impacted our ability to obtain and ship products in some markets. These impacts and other events related to COVID-19 have, and will likely continue to, negatively affect our business and our revenue results. We currently expect that the negative impacts from COVID-19 will continue throughout the year, particularly in the second quarter.  We remain optimistic about the latter half of 2020, as we are still focused on building Sales Leaders by leveraging our technology enhancements and executing a strong product launch of a new beauty device that we plan to introduce in the second half of the year.

Earnings per share for the first quarter of 2020 decreased 53% to $0.36, compared to $0.77 in the prior-year period. The decrease in earnings per share reflects the lower revenue, specifically as the revenue reduction came primarily from Mainland China, one of our most profitable regions. Additionally, while we lowered our general and administrative expense by $9.0 million, the fixed nature of general and administrative expenses resulted in an increase of 3.5 percentage points as a percent of revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, South Korea, Southeast Asia, Americas/Pacific, Japan, Hong Kong/Taiwan, and EMEA—and our Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant-Currency
	2020	2019	Change	Change(1)
Nu Skin
Mainland China	$137,696	$208,488	(34)%	(31)%
South Korea	75,719	83,853	(10)%	(4)%
Americas/Pacific	74,573	86,456	(14)%	(9)%
Southeast Asia	69,586	72,495	(4)%	(3)%
Japan	61,300	62,109	(1)%	(2)%
Hong Kong/Taiwan	35,827	40,558	(12)%	(13)%
EMEA	35,403	41,818	(15)%	(13)%
Other	773	(1,426)	154%	154%
Total Nu Skin	490,877	594,351	(17)%	(15)%
Manufacturing	27,147	29,272	(7)%	(7)%
Grow Tech	4	—	—	—
Total	$518,028	$623,623	(17)%	(15)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 9 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2020	2019	Change
Nu Skin
Mainland China	$37,387	$59,167	(37)%
South Korea	24,099	25,668	(6)%
Americas/Pacific	10,585	12,019	(12)%
Southeast Asia	16,718	17,992	(7)%
Japan	14,592	14,106	3%
Hong Kong/Taiwan	6,938	7,474	(7)%
EMEA	631	1,351	(53)%
Total Nu Skin	110,950	137,777	(19)%
Manufacturing	2,849	3,646	(22)%
Grow Tech	(6,850)	(3,629)	(89)%

The following table provides information concerning the number of Customers and Sales Leaders as of March 31, 2020 and 2019.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements, which we introduced in all of our markets outside Mainland China from the fourth quarter of 2017 through the first half of 2019, included adjustments to the requirements for qualifying for and maintaining Sales Leader status. These adjustments have impacted the number of independent distributors who achieve such requirements under Velocity. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly sales productivity, and qualification requirements to maintain and advance status have been modified. The enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. Mainland China operates under a different business model and was not impacted by these changes.

	As of March 31, 2020		As of March 31, 2019		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	271,536	16,159	272,053	26,986	—	(40)%
South Korea	174,004	6,608	181,150	6,671	(4)%	(1)%
Americas/Pacific	214,139	6,930	242,925	7,862	(12)%	(12)%
Southeast Asia	145,116	6,634	138,112	7,071	5%	(6)%
Japan	119,784	5,635	126,526	5,840	(5)%	(4)%
Hong Kong/Taiwan	66,024	3,348	70,354	3,959	(6)%	(15)%
EMEA	140,344	4,237	162,086	4,859	(13)%	(13)%

Total	1,130,947	49,551	1,193,206	63,248	(5)%	(22)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China.  The year-over-year decreases in revenue and Sales Leaders in Mainland China for the three-month period ended March 31, 2020 reflect the contraction of our business in that market in 2019 as a result of regulatory and media scrutiny of the industry, which entailed restrictions on meetings and caused a reduction in our Sales Leaders. In addition, the decline reflects the impact of COVID-19 and related public-health restrictions, which severely limited in-person meetings in the first quarter of 2020. We continue to focus on and implement technology solutions to better enable us and our sales force to participate in virtual meetings, conduct online trainings and perform digital product expos and promotions. Additionally, we were able to maintain our Customers through product promotions.

The year-over-year decrease in segment contribution for the first quarter of 2020 primarily reflects lower revenue and an increase in general and administrative expenses as a percentage of revenue, due to the fixed nature of certain costs. This was partially offset by a 2.8 percentage point improvement in gross margin as a percentage of revenue due to a product mix shift, with a lower proportion of device sales.

South Korea. Our business in the South Korea segment was challenged in the first quarter of 2020 from the COVID-19 outbreak, with our revenue, Customers and Sales Leaders each decreasing on a year-over-year basis. Our reported revenue also reflects a negative impact of 6% from foreign-currency fluctuations.

The year-over-year decline in segment contribution primarily reflects the decline in revenue, partially offset by improvements in general and administrative expenses, from savings in labor and fewer sales force events due to the pandemic.

Americas/Pacific. The year-over-year decreases in revenue, Sales Leaders and Customers were primarily due to continued softness in our North America markets, impacts from COVID-19 and the lack of a significant new product launch in 2019 to energize the market and Sales Leaders, which has carried over into the first quarter of 2020. Our revenue in this segment was negatively impacted 5% from foreign-currency fluctuations, primarily due to the weakening Argentina peso.

The year-over-year decrease in segment contribution for the first quarter of 2020 resulted primarily from the decline in revenue, partially offset by lower selling expenses as a percentage of revenue.

Southeast Asia. The year-over-year decrease in revenue and Sales Leaders in our Southeast Asia segment primarily reflect impacts from the COVID-19 outbreak.  The increase in Customers for the Southeast Asia segment was primarily driven by successful customer initiatives.

The year-over-year decrease in segment contribution for the first quarter of 2020 primarily reflects the decline in revenue.

Japan. Our Japan segment continues to show signs of stabilization. Our revenue, Sales Leader and Customer numbers in our Japan segment were negatively impacted by COVID-19.

Through successful general and administrative cost-saving measures, segment contribution increased despite the decrease in revenue.

Hong Kong/Taiwan. The year-over-year decrease in reported revenue in our Hong Kong/Taiwan segment for the first quarter of 2020 reflects impacts from the COVID-19 outbreak, along with continued strains in our Hong Kong market from social incidents in 2019.

The decrease in segment contribution was primarily driven by the decline in revenue, partially offset by improvements in gross margin, as revenue from our devices made up a smaller portion of revenue for the first quarter of 2020.

EMEA. The year-over-year decreases in revenue, Sales Leaders and Customers, reflect a decline in our social selling products along with the impact of the COVID-19 outbreak.

The year-over-year decrease in segment contribution was attributable to the decline in revenue, along with a decline in gross margin due to a shift in product mix.

Manufacturing. Our manufacturing and product-packaging companies generated $27.1 million of reported revenue in the first quarter of 2020 compared to $29.3 million in the prior-year period.  The decrease is largely attributable to supply chain disruptions related to certain ingredients and packaging materials due to the pandemic.  These companies provide products and services both to our Nu Skin business and to external customers. Reported revenue includes only the revenue generated by sales to external customers.  We continue to invest in these companies to expand our product offerings and capabilities, including the ability to produce powder products and liquid pouches.

The $0.8 million decrease in segment contribution is primarily attributable to decreased revenue, along with increased general and administrative expenses as a percentage of revenue due to the fixed nature of these expenses.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We have found that some of this technology has broader applications in agriculture, and we are investing to pursue these potential opportunities. We are expecting continued losses in 2020 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2020 decreased 17% to $518.0 million, compared to $623.6 million in the prior-year period. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 75.7% for the first quarter of 2020 compared to 76.5% for the prior-year period.  The gross margin of our core Nu Skin business declined 0.6 percentage points to 78.1%, as a result of absorption of our fixed overhead cost on lower revenue and negative impacts from currency fluctuations. Our gross margin was also negatively impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. Due to larger declines in our Nu Skin business, our Manufacturing segment’s revenue represented a higher proportion of our overall consolidated revenue in the first quarter of 2020 than in the prior-year quarter.

Selling expenses

Selling expenses as a percentage of revenue remained consistent with the prior year, at 39.8% for the first quarter of 2020, compared to 40.0% for the prior-year period.  Selling expenses for core Nu Skin also remained consistent at 42.0% for both periods.

General and administrative expenses

General and administrative expenses decreased to $149.6 million in the first quarter of 2020, compared to $158.6 million in the prior-year period. The $9.0 million decline is mainly driven by a decline in employee performance incentive compensation, and lower travel and fewer sales force events due to the COVID-19 outbreak. General and administrative expenses as a percentage of revenue increased to 28.9% for the first quarter of 2020 from 25.4% for the prior-year period, due to the relatively fixed nature of general and administrative expenses as revenue declined.

Other income (expense), net

Other income (expense), net for the first quarter of 2020 was ($6.2) million compared to ($2.8) million for the same period in 2019.  The decrease is largely attributable to increased foreign currency losses, and losses on asset disposals, partially offset by decreased interest expense from lower interest rates.

Provision for income taxes

Provision for income taxes for the first quarter of 2020 was $10.7 million, compared to $22.8 million for the prior-year period. The effective tax rate was 35.1% of pre-tax book income during the first quarter of 2020 compared to 34.7% in the prior-year period.

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  We have assessed the impact of this new legislation and, at present, do not expect it to have a material impact on our 2020 effective tax rate.

Net income

As a result of the foregoing factors, net income for the first quarter of 2020 was $19.7 million compared to $43.0 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first three months of 2020, we generated $69.0 million in cash from operations, compared to ($8.2) million in cash from operations during the prior-year period. The increase in cash flow from operations reflects improvements in inventory management and other cost saving initiatives implemented by our markets, along with higher payout of accruals in the first quarter of 2019, mainly attributable to severance pay-out.  Cash and cash equivalents, including current investments, as of March 31, 2020 and December 31, 2019 were $361.7 million and $344.0 million, respectively, driven by the positive cash flow from operations and net debt proceeds, partially offset by dividend payments and stock repurchases.

Working capital. As of March 31, 2020, working capital was $309.5 million, compared to $383.4 million as of December 31, 2019. The decrease in working capital is primarily attributable to a $65.0 million increase in borrowings under our revolving credit facility during the quarter to fund our stock repurchases and other expenses for operations.  The decline in working capital also reflects a decrease in inventory as we continue to optimize our inventory balance, partially offset by the increase in cash.

Capital expenditures. Capital expenditures for the first three months of 2020 were $19.4 million. Our 2020 capital expenditures include the following:

●	the expansion and upgrade of our facilities and equipment;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $65-70 million for 2020. In addition, we are also in the building phase for a new manufacturing plant in Mainland China.  To date we have spent approximately $13 million and expect that our expenditures for this project will total approximately $55 million over the next 2-3 years, including approximately $15-18 million during 2020.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2020 and December 31, 2019 respectively, we had outstanding borrowings of $65.0 million and zero under our revolving credit facility, and $360.0 and $365.0 remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of ($2.8) million and ($3.0) million as of March 31, 2020 and December 31, 2019, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first three months of 2020, we repurchased approximately 2.6 million shares of our Class A common stock under the plan for $60.9 million. As of March 31, 2020, $409.3 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2020, our board of directors declared a quarterly cash dividend of $0.375 per share. This quarterly cash dividend of $20.7 million was paid on March 11, 2020 to stockholders of record on February 28, 2019.  In April 2020, our board of directors declared a quarterly cash dividend of $0.375 per share to be paid on June 10, 2020 to stockholders of record on May 29, 2020.  Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2020 and December 31, 2019, we held $361.7 million and $344.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $290.4 million and $277.9 million as of March 31, 2020 and December 31, 2019, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2020, we had $96.6 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contingent Liabilities

Please refer to Note 10 to the consolidated financial statements contained in this Quarterly Report for information regarding our contingent liabilities.

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the first quarter of 2020.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2020, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 1% of our consolidated net sales for the three-month periods ended March 31, 2020 and 2019.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2020 and 2019, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2020, and 2019 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

Non-GAAP Financial Measures

Constant-currency revenue change is a non-GAAP financial measure that removes the impact of fluctuations in foreign-currency exchange rates, thereby facilitating period-to-period comparisons of the Company’s performance. It is calculated by translating the current period’s revenue at the same average exchange rates in effect during the applicable prior-year period and then comparing that amount to the prior-year period’s revenue.  We believe that constant-currency revenue change is useful to investors, lenders and analysts because such information enables them to gauge the impact of foreign-currency fluctuations on our revenue from period to period.

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

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the section entitled “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the 2019 fiscal year.

We are currently in litigation with Don Roberts, a consultant in the agriculture industry. Mr. Roberts claims he is a general partner in our indoor-growing business and related businesses. He also claims he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts is not an inventor of any of the business’s intellectual property and is not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We have appealed that dismissal to the U.S. Court of Appeals for the Tenth Circuit. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he is a general partner and, as such, is entitled to a 50% ownership interest and 50% of the profits generated by the business. Mr. Roberts also seeks damages exceeding $250 million. We have filed a motion to dismiss this action in state court or, in the alternative, to transfer venue to Utah’s Fourth Judicial District Court. We believe Mr. Roberts’s claims are without merit, and we intend to vigorously defend ourselves.

Please refer to Note 10 to the consolidated financial statements contained in this report and to our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the 2019 fiscal year for additional information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2019 fiscal year and subsequent reports.

Epidemics, including the recent outbreak of COVID-19, and other crises have and will likely continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 and resulting pandemic have resulted in significant contraction of economies around the world and interrupted global supply chains as governments have issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in locations in certain markets where we have such properties. The outbreak has also impacted our ability to obtain and ship products in some markets. While our supply chain has had only limited interruptions to date, we could experience more significant interruptions or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. The COVID-19 situation is changing rapidly, and there is much uncertainty regarding its duration and future impacts.

Any significant decline in our operating results in the future could also adversely affect our financial position and liquidity. Under the terms of our existing credit facility, we are required to maintain certain interest coverage and leverage ratios. In addition, our outstanding borrowings under our credit facility and related term loan impose debt service and amortization requirements. A significant deterioration in our results of operations  in the future as a result of the COVID-19 pandemic could impact our ability to comply with our financial covenants and debt service and amortization obligations, which could result in an event of default under the terms of our credit facility. An event of default under our credit facility could result in an inability to access funding under the agreement and the acceleration of our obligations, which would have a material adverse effect on our financial condition and liquidity.

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their independent distributors, including claims related to the COVID-19 pandemic. For example, the Federal Trade Commission (“FTC”) recently issued letters that warned 10 direct-selling companies to remove and address claims that they or their distributors were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. Although we take steps to educate our distributors on proper claims, if our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business and reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1 - 31, 2020	—	$—	—	$470.2
February 1 - 29, 2020	502,273	28.40	502,273	$455.9
March 1 - 31, 2020	2,135,878	21.83	2,135,878	$409.3
Total	2,638,151	$—	2,638,151

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

On April 24, 2020, we drew $50 million under our revolving credit facility, bringing the total balance under our revolving credit facility to $115 million as of the date hereof. The material terms of the Credit Agreement are described in Note 4 to the consolidated financial statements contained in this Quarterly Report and in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 23, 2018. Such descriptions are incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
4.1	Specimen Form of Stock Certificate for Class A Common Stock
31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2020

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)