Form 10-Q
period 2020-06-30
NU SKIN ENTERPRISES, INC.
filed 2020-08-06
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  August 1, 2020, 51,387,183 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2020

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$375,512	$335,630
Current investments	10,788	8,413
Accounts receivable, net	64,371	50,378
Inventories, net	261,969	275,891
Prepaid expenses and other	73,200	69,854
Total current assets	785,840	740,166

Property and equipment, net	444,848	453,604
Right-of-use assets	142,700	144,326
Goodwill	196,573	196,573
Other intangible assets, net	76,161	80,321
Other assets	148,371	154,016
Total assets	$1,794,493	$1,769,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,655	$38,979
Accrued expenses	337,980	290,281
Current portion of long-term debt	95,000	27,500
Total current liabilities	484,635	356,760

Operating lease liabilities	103,043	105,701
Long-term debt	319,932	334,461
Other liabilities	94,871	96,795
Total liabilities	1,002,481	893,717

Commitments and contingencies (Note 10)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	563,115	557,544
Treasury stock, at cost – 39.1 million and 35.0 million shares	(1,427,064)	(1,324,826)
Accumulated other comprehensive loss	(93,441)	(85,292)
Retained earnings	1,749,311	1,727,772
Total stockholders’ equity	792,012	875,289
Total liabilities and stockholders’ equity	$1,794,493	$1,769,006

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$612,366	$623,500	$1,130,394	$1,247,123
Cost of sales	154,110	154,028	279,903	300,692
Gross profit	458,256	469,472	850,491	946,431

Operating expenses:
Selling expenses	248,628	245,828	454,670	495,536
General and administrative expenses	151,554	149,442	301,182	308,040
Total operating expenses	400,182	395,270	755,852	803,576

Operating income	58,074	74,202	94,639	142,855
Other income (expense), net	1,581	(3,326)	(4,593)	(6,174)

Income before provision for income taxes	59,655	70,876	90,046	136,681
Provision for income taxes	17,804	24,527	28,465	47,330

Net income	$41,851	$46,349	$61,581	$89,351

Net income per share (Note 6):
Basic	$0.81	$0.83	$1.15	$1.61
Diluted	$0.81	$0.83	$1.15	$1.59

Weighted-average common shares outstanding (000s):
Basic	51,872	55,536	53,466	55,486
Diluted	51,925	55,943	53,502	56,030

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$41,851	$46,349	$61,581	$89,351

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $8 and $362 for the three months ended June 30, 2020 and 2019, respectively, and $6 and $217 for the six months ended June 30, 2020 and 2019, respectively	6,848	(5,482)	(8,149)	(1,342)
Comprehensive income	$48,699	$40,867	$53,432	$88,009

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2020	$91	$557,916	$(1,384,036)	$(100,289)	$1,726,816	$800,498

Net income	—	—	—	—	41,851	41,851
Other comprehensive loss, net of tax	—	—	—	6,848	—	6,848
Repurchase of Class A common stock (Note 6)	—	—	(46,481)	—	—	(46,481)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	330	3,453	—	—	3,783
Stock-based compensation	—	4,869	—	—	—	4,869
Cash dividends	—	—	—	—	(19,356)	(19,356)
Balance at June 30, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

	For the Three Months Ended June 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2019	$91	$553,270	$(1,325,251)	$(75,794)	$1,658,879	$811,195

Net income	—	—	—	—	46,349	46,349
Other comprehensive income, net of tax	—	—	—	(5,482)	—	(5,482)
Repurchase of Class A common stock (Note 6)	—	—	—	—	—	—
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(569)	417	—	—	(152)
Stock-based compensation	—	3,593	—	—	—	3,593
Cash dividends	—	—	—	—	(20,553)	(20,553)
Balance at June 30, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	61,581	61,581
Other comprehensive income, net of tax	—	—	—	(8,149)	—	(8,149)
Repurchase of Class A common stock (Note 6)	—	—	(107,367)	—	—	(107,367)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(2,753)	5,129	—	—	2,376
Stock-based compensation	—	8,324	—	—	—	8,324
Cash dividends	—	—	—	—	(40,042)	(40,042)
Balance at June 30, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

	For the Six Months Ended June 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	657	657
Net income	—	—	—	—	89,351	89,351
Other comprehensive income, net of tax	—	—	—	(1,342)	—	(1,342)
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,904)	2,596	—	—	(2,308)
Stock-based compensation	—	8,634	—	—	—	8,634
Cash dividends	—	—	—	—	(41,084)	(41,084)
Balance at June 30, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$61,581	$89,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,359	38,659
Foreign currency losses	1,347	1,355
Stock-based compensation	8,324	8,634
Loss on disposal of assets	2,580	—
Deferred taxes	506	5,854
Non-cash lease expense	22,238	22,505
Changes in operating assets and liabilities:
Accounts receivable	(13,343)	(8,220)
Inventories, net	9,951	3,085
Prepaid expenses and other	(5,025)	(13,245)
Other assets	(41,168)	(14,892)
Accounts payable	13,063	1,606
Accrued expenses	62,932	(66,152)
Other liabilities	5,736	5,937
Net cash provided by operating activities	166,081	74,477

Cash flows from investing activities:
Purchases of property and equipment	(28,692)	(29,214)
Proceeds on investment sales	4,234	7,615
Purchases of investments	(4,031)	(4,774)
Acquisitions and investments in equity investees	—	(8,073)
Net cash used in investing activities	(28,489)	(34,446)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	2,376	(2,308)
Payments of debt	(62,500)	(152,455)
Payment of cash dividends	(40,042)	(41,084)
Proceeds from debt	115,000	130,000
Repurchases of shares of common stock	(107,367)	(825)
Net cash used in financing activities	(92,533)	(66,672)

Effect of exchange rate changes on cash	(5,177)	362

Net increase (decrease) in cash and cash equivalents	39,882	(26,279)

Cash and cash equivalents, beginning of period	335,630	386,911

Cash and cash equivalents, end of period	$375,512	$360,632

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2020, and for the three- and six-month periods ended June 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.   Additionally, based on the duration and severity of the novel coronavirus (“COVID-19”) pandemic, including but not limited to limitations of holding sales meetings, supply chain disruptions, reduced travel and closed walk-in locations, the Company remains uncertain of the ultimate impact COVID-19 could have on the business. To date, the pandemic has not increased the Company’s costs of or access to capital under the revolving credit facility, and at this time the Company cannot provide assurance it will not in the future. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the second quarter financial results, including, but not limited to impairment of goodwill and other long-lived assets, income tax provision and recoverability of inventory.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$92,460	$87,942
Finished goods	169,509	187,949
Total Inventory, net	$261,969	$275,891

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2020 and December 31, 2019 was $16.0 million and $12.5 million, respectively. The contract liabilities impact to revenue for the three-month periods ended June 30, 2020, and 2019 was a decrease of $4.1 million and an increase of $0.6 million, respectively. The impact to revenue for the six-month periods ended June 30, 2020, and 2019 was a decrease of $3.5 million and an increase $1.1 million.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2020 and December 31, 2019 (U.S. dollars in thousands):

	June 30, 2020	December 31, 2019
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2020 and December 31, 2019:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2020(1)(2)	Balance as of December 31, 2019(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$352.5 million	$365.0 million	Variable 30 day: 2.43%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$65.0 million	$—	Variable 30 day: 2.43%	Revolving line of credit expires April 18, 2023.

(1)
As of June 30, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $30.0 million of the balance of its term loan under the Credit Agreement. The Company has classified the $65.0 million borrowed under the revolving line of credit as short term because it is the Company’s intention to use the line of credit to borrow and pay back funds over short periods of time.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $2.6 million and $3.0 million as of June 30, 2020 and December 31, 2019, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of June 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.1 years and 4.7%.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$12,869	$12,417	$26,005	$25,278
Variable lease cost	410	1,105	1,384	2,157
Short-term lease cost	95	52	140	104
Sublease income	(1,058)	(1,575)	(2,189)	(3,168)
Total lease expense	$12,316	$11,999	$25,340	$24,371

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash outflow from operating leases	$25,955	$26,570
Right-of-use assets obtained in exchange for lease obligations	$31,178	$140,585

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating leases
2020	$27,085
2021	46,780
2022	30,950
2023	21,409
2024	16,604
Thereafter	27,835
Total	170,663
Less: Finance charges	26,054
Total principal liability	$144,609

The Company has additional lease liabilities of $28.2 million which have not yet commenced as of June 30, 2020, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2020 and 2019, stock options of 0.9 million and 1.1 million, respectively, and for the six-month periods ended June 30, 2020 and 2019, stock options of 1.0 million and 1.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and April 2020, the Company’s board of directors declared quarterly cash dividends of $0.375 per share. These quarterly cash dividends of $20.7 million and $19.4 million were paid on March 11, 2020 and June 10, 2020 to stockholders of record on February 28, 2020 and May 29, 2020. In July 2020, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share to be paid on September 9, 2020 to stockholders of record on August 28, 2020.

Repurchase of common stock

During the three-month periods ended June 30, 2020 and 2019, the Company repurchased 1.7 million shares and zero, of its Class A common stock under its stock repurchase plan for $46.5 million and zero respectively. During the six-month periods ended June 30, 2020 and 2019, the Company repurchased 4.4 million shares and 14,000 shares of its Class A common stock under its stock repurchase plan for $107.4 million and $0.8 million, respectively. As of June 30, 2020, $362.8 million was available for repurchases under the Company’s stock repurchase plan.

7.	Fair Value

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximates fair values due to the short-term nature of these instruments.  Fair value estimates are made at a specific point in time, based on relevant market information.

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

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$68,422	$—	$—	$68,422
Other long-term assets	205	—	—	205
Life insurance contracts	—	—	39,967	39,967
Total	$68,627	$—	$39,967	$108,594

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$54,642	$—	$—	$54,642
Other long-term assets	3,216	—	—	3,216
Life insurance contracts	—	—	41,707	41,707
Total	$57,858	$—	$41,707	$99,565

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2020	$41,707
Actual return on plan assets	(1,740)
Purchase and issuances	—
Sales and settlements	—
Transfers into Level 3	—
Ending balance at June 30, 2020	$39,967

8.	Income Taxes

Provision for income taxes for the three- and six-month periods of 2020 was $17.8 million and $28.5 million, compared to $24.5 million and $47.3 million for the prior-year periods. The effective tax rates for the three- and six-month periods were 29.8% and 31.6% of pre-tax income compared to 34.6% and 34.6% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $20.3 million and $20.0 million as of June 30, 2020 and December 31, 2019, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2019. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2016. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2020 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $1.3 to $2.3 million.

9.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, EMEA, and Hong Kong/Taiwan—and its Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources.  Reported revenue includes only the revenue generated by sales to external customers.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$146,332	$185,333	$284,028	$393,821
Americas/Pacific	127,919	92,841	202,492	179,297
South Korea	76,915	84,732	152,634	168,585
Southeast Asia	66,829	75,395	136,415	147,890
Japan	68,291	65,251	129,591	127,360
EMEA	50,776	43,400	86,179	85,218
Hong Kong/Taiwan	37,161	43,712	72,988	84,270
Other	(85)	1,249	688	(177)
Total Nu Skin	574,138	591,913	1,065,015	1,186,264
Manufacturing (1)	37,918	31,557	65,065	60,829
Grow Tech	310	30	314	30
Total	$612,366	$623,500	$1,130,394	$1,247,123

(1)
The Manufacturing segment had $6.9 million and $6.5 million of intersegment revenue for the three months ended June 30, 2020 and 2019, respectively, and $13.3 million and $12.4 million, for the six months ended June 30, 2020 and 2019, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$43,668	$51,087	$81,055	$110,254
Americas/Pacific	24,343	16,420	34,928	28,439
South Korea	24,090	25,979	48,189	51,647
Southeast Asia	16,977	20,840	33,695	38,832
Japan	16,455	15,823	31,047	29,929
EMEA	3,342	3,234	3,973	4,585
Hong Kong/Taiwan	6,839	9,217	13,777	16,691
Nu Skin contribution	135,714	142,600	246,664	280,377
Manufacturing	5,402	3,375	8,251	7,021
Grow Tech	(5,487)	(4,582)	(12,337)	(8,211)
Total segment contribution	135,629	141,393	242,578	279,187
Corporate and other	(77,555)	(67,191)	(147,939)	(136,332)
Operating income	58,074	74,202	94,639	142,855
Other income (expense)	1,581	(3,326)	(4,593)	(6,174)
Income before provision for income taxes	$59,655	$70,876	$90,046	$136,681

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$2,558	$2,909	$4,982	$6,025
Americas/Pacific	253	206	498	420
South Korea	918	1,358	1,975	2,882
Southeast Asia	444	462	931	939
Japan	834	957	1,306	2,005
EMEA	242	272	500	712
Hong Kong/Taiwan	618	537	1,257	1,053
Total Nu Skin	5,867	6,701	11,449	14,036
Manufacturing	2,062	1,631	3,877	3,205
Grow Tech	1,248	945	2,473	1,820
Corporate and other	9,087	9,775	19,560	19,598
Total	$18,264	$19,052	$37,359	$38,659

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$716	$1,033	$3,577	$2,714
Americas/Pacific	72	473	766	747
South Korea	195	30	364	79
Southeast Asia	6	225	639	319
Japan	1,491	946	1,648	1,118
EMEA	633	42	660	76
Hong Kong/Taiwan	12	1,091	16	1,554
Total Nu Skin	3,125	3,840	7,670	6,607
Manufacturing	603	1,579	11,108	3,181
Grow Tech	239	2,066	417	5,051
Corporate and other	5,338	7,964	9,497	14,375
Total	$9,305	$15,449	$28,692	$29,214

10.	Commitments and Contingencies

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

There was no restructuring activity for the three or six months ended June 30, 2020 and three months ended June 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2019 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2019 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report on Form 10-Q.

Overview

Revenue for the three-month period ended June 30, 2020 decreased 2% to $612.4 million, compared to $623.5 million in the prior-year period, and revenue for the six-month period ended June 30, 2020 decreased 9% to $1.1 billion, compared to $1.2 billion in the prior-year period. Sales Leaders decreased 9% and Customers increased 29% on a year-over-year basis.

The declines in revenue for the three- and six-month periods ended June 30, 2020 were largely driven by a continuation of the decline we experienced toward the second half of 2019 and the impact of COVID-19 on the first quarter of 2020. The decline in Sales Leaders was primarily due to the drop in Sales Leaders in Greater China precipitated in 2019 and was further impacted by the outbreak of COVID-19 and the related government-imposed restrictions and public hesitance regarding in-person gatherings. While it is difficult to project the ongoing impact from COVID-19 for the remainder of the year, during the second quarter, the pandemic particularly impacted our Southeast Asia and South Korea segments. Through our new technology and digital offerings along with effective customer initiatives, we were able to increase our Customers by 29%. During the second quarter, our results were positively impacted by significant growth in our Americas/Pacific and EMEA markets of 38% and 17%, as discussed below. Our East markets’ primary business method is more reliant on in-person meetings, the West, through strong sales leadership was able to adapt to a more digital- and social-focused business, resulting in a different impact from COVID-19. We are optimistic about the second half of 2020, as we remain focused on building Sales Leaders by leveraging our technology enhancements and executing a strong product launch of a new beauty device that we plan to introduce in the fourth quarter.  The launch of the ageLOC Boost will follow the same approach as our 2017-2018 launch of ageLOC LumiSpa. We plan to introduce the product in the second half of the year, primarily the fourth quarter, and then continue the launch process for this product across most of our segments during the first half of 2021.

Earnings per share for the second quarter of 2020 decreased 2% to $0.81, compared to $0.83 in the prior-year period. Earnings per share for the first six months of 2020 decreased 28% to $1.15, compared to $1.59 in the prior-year period. The slight decrease in earnings per share for the quarter is primarily driven by the decline in revenue. Increases in freight cost, selling expenses and general and administrative expenses were offset by a lower weighted-average outstanding shares from our stock repurchases and a lower tax rate.  The decrease in earnings per share for the six-month period reflects the same factors, along with impacts from the first quarter, when our general and administrative expenses as a percentage of revenue were relatively higher due to the fixed nature of these expenses against our lower first-quarter revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, Hong Kong/Taiwan, and EMEA—and our Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2020	2019	Change	Change(1)	2020	2019	Change	Change(1)
Nu Skin
Mainland China	$146,332	$185,333	(21)%	(18)%	$284,028	$393,821	(28)%	(25)%
Americas/Pacific	127,919	92,841	38%	48%	202,492	179,297	13%	21%
South Korea	76,915	84,732	(9)%	(5)%	152,634	168,585	(9)%	(5)%
Southeast Asia	66,829	75,395	(11)%	(9)%	136,415	147,890	(8)%	(6)%
Japan	68,291	65,251	5%	2%	129,591	127,360	2%	—
EMEA	50,776	43,400	17%	21%	86,179	85,218	1%	4%
Hong Kong/Taiwan	37,161	43,712	(15)%	(17)%	72,988	84,270	(13)%	(15)%
Other	(85)	1,249	(107)%	(107)%	688	(177)	(489)%	(488)%
Total Nu Skin	574,138	591,913	(3)%	—	1,065,015	1,186,264	(10)%	(7)%
Manufacturing	37,918	31,557	20%	20%	65,065	60,829	7%	7%
Grow Tech	310	30	933%	933%	314	30	947%	947%
Total	$612,366	$623,500	(2)%	1%	$1,130,394	$1,247,123	(9)%	(7)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 9 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Nu Skin
Mainland China	$43,668	$51,087	(15)%	$81,055	$110,254	(26)%
Americas/Pacific	24,343	16,420	48%	34,928	28,439	23%
South Korea	24,090	25,979	(7)%	48,189	51,647	(7)%
Southeast Asia	16,977	20,840	(19)%	33,695	38,832	(13)%
Japan	16,455	15,823	4%	31,047	29,929	4%
EMEA	3,342	3,234	3%	3,973	4,585	(13)%
Hong Kong/Taiwan	6,839	9,217	(26)%	13,777	16,691	(17)%
Total Nu Skin	135,714	142,600	(5)%	246,664	280,377	(12)%
Manufacturing	5,402	3,375	60%	8,251	7,021	18%
Grow Tech	(5,487)	(4,582)	(20)%	(12,337)	(8,211)	(50)%

The following table provides information concerning the number of Customers and Sales Leaders as of June 30, 2020 and 2019.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Velocity sales compensation program enhancements, which we introduced in all of our markets outside Mainland China from the fourth quarter of 2017 through the first half of 2019, included adjustments to the requirements for qualifying for and maintaining Sales Leader status. These adjustments have impacted the number of independent distributors who achieve such requirements under Velocity. For example, the sales volume necessary to achieve initial qualification has been increased in some markets, financial rewards have been increased for higher monthly sales productivity, and qualification requirements to maintain and advance status have been modified. The enhanced program also provides some flexibility to remain a Sales Leader with a lower sales volume for a short time. Mainland China operates under a different business model and was not impacted by these changes.

	As of June 30, 2020		As of June 30, 2019		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	321,946	17,104	226,877	24,336	42%	(30)%
Americas/Pacific	424,236	10,787	253,684	8,161	67%	32%
South Korea	159,926	6,881	180,365	7,239	(11)%	(5)%
Southeast Asia	155,822	6,790	137,450	7,417	13%	(8)%
Japan	125,332	6,011	127,900	5,931	(2)%	1%
EMEA	247,057	5,120	164,055	4,256	51%	20%
Hong Kong/Taiwan	65,581	3,343	70,089	4,223	(6)%	(21)%
Total	1,499,900	56,036	1,160,420	61,563	29%	(9)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. During the second quarter of 2020, we began to see sequential stabilization following the 2019 contraction of our business in the Mainland China market, compounded by the impact of COVID-19 and the related public-health restrictions, which severely limited in-person meetings in the first quarter of 2020. As a result of the foregoing issues, revenue and Sales Leaders declined for the second quarter and first six months of 2020 on a year-over-year basis, but had a slight uptick on a sequential basis.  Our reported revenue also reflects a negative impact of 3% from foreign-currency fluctuations for both the second quarter and first half of 2020. Our Customers increased 42% from successful customer initiatives, including the second quarter launch of a new loyalty program.

The year-over-year decrease in segment contribution for the second quarter is primarily attributable to the decline in revenue, partially offset by a 2.0 percentage point increase in gross margin, a 2.8 percentage point decrease in selling expense as a percentage of revenue and a $2.3 million decrease in general and administrative expense. The decrease in segment contribution for the first half of 2020 is attributable to the decline in revenue, with improvements in gross margin and decreased selling expenses.

Americas/Pacific. Successful digital tools and strong social sharing in the market contributed to a 38% increase in revenue for the second quarter and a 13% increase for the first half of 2020. The social and digital transformation as well as strong sales leadership in social sharing in these markets have enabled our sales force to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic. This has led to a significant increase in Customers as well as Sales Leaders. As disclosed above, our Customer number includes only customers who purchase directly from the Company.  A portion of the increase in Customers may reflect a shift from reselling to assisting customers purchase products directly from the Company. Our reported revenue also reflects a negative impact of 10% and 8% from foreign-currency fluctuations for the second quarter and first half of 2020, respectively, primarily due to the weakening Argentina peso. In our U.S. market, we are planning to preview our new Nutricentials Bioadaptive Skin Care product line in the fourth quarter of 2020 and to make it generally available for purchase in the first quarter of 2021. In our U.S. market, we plan to introduce and launch the ageLOC Boost during 2021.

The year-over-year increase in segment contribution for the second quarter and first half of 2020 primarily reflects the increase in revenue, partially offset by a lower gross margin, partially attributable to product mix due to a higher shift to devices along with an increase in freight. Additionally, general and administrative expenses increased for the second quarter of 2020, due to higher labor cost, partially offset by a decrease in sales force events due to COVID-19 restrictions.

South Korea. Our business in the South Korea segment continued to be challenged in the second quarter and first half of 2020 from the COVID-19 outbreak. As previously disclosed, we continue to anticipate a longer negative impact from COVID in this market.  Our reported revenue also reflects a negative impact of 4% from foreign-currency fluctuations for both the second quarter and first half of 2020.

The decrease in segment contribution for the three- and six-month periods ended June 30, 2020 is primarily attributable to the decrease in revenue, partially offset by a slight improvement in gross margin.

Southeast Asia. Our Southeast Asia segment continued to be challenged in the second quarter and first half of 2020 from the COVID-19 outbreak.  We continue to anticipate a longer negative impact from COVID-19 as most of the Southeast Asia markets remain in lockdown status. The increase in Customers was primarily driven by successful customer initiatives.

For the three months ended June 30, 2020, the decrease in segment contribution is largely attributed to the decline in revenue, along with a 2.3 percentage point decrease in gross margin.  The decrease in segment contribution for the first half of 2020 is primarily from the decline in revenue.

Japan. Our Japan segment continues to show signs of stabilization, resulting in 2% constant-currency revenue growth for the second quarter of 2020, with a 3% benefit from favorable foreign-currency fluctuations.

For the second quarter of 2020, segment contribution increased due to improved revenue partially offset by a slight increase in selling expenses. For the first half of 2020, segment contribution increased from successful general and administrative cost-saving measures and improved revenue.

EMEA. Our EMEA segment had a strong quarter, benefiting from our technology offerings enabling strong social sharing, resulting in increases in revenue, Sales Leaders and Customers. Similar to our Americas/Pacific segment, the strong sales leadership in social sharing has allowed the EMEA segment to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic. Our reported revenue also reflects a negative impact of 4% and 3% from foreign-currency fluctuations for the second quarter and first half of 2020, respectively. In our EMEA segment, we are planning to preview our new Nutricentials Bioadaptive Skin Care product line in the fourth quarter of 2020 and to make it generally available for purchase in the first quarter of 2021. In our EMEA segment, we plan to introduce and launch the ageLOC Boost during 2021.

The changes in segment contribution for both periods presented, were due to lower gross margin from higher freight cost and increases in selling expenses driven by the rapid growth in the business.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment continues to be challenged from the ongoing decline from 2019 and further impacted by the social incidents in Hong Kong and COVD-19, with declines in revenue, Sales Leaders and Customers for both periods presented.

The decrease in segment contribution for the second quarter and first half of 2020 resulted primarily from the decline in revenue.

Manufacturing. Despite the continued supply chain challenges in obtaining certain ingredients and packaging materials during the second quarter, we were able to generate a 20% year-over-year increase in revenue for the second quarter of 2020 and a 7% increase for the six-month period ended June 30, 2020. Our previous investment in additional capacity has allowed our manufacturing companies to continue to increase revenue. These companies provide products and services both to our Nu Skin business and to external customers. Reported revenue includes only the revenue generated by sales to external customers.

The $2.0 million and $1.2 million improvements in segment contribution for the three- and six-month periods ended June 30, 2020, respectively, reflect revenue increases and improved gross margin.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We have found that some of this technology has broader applications in agriculture, and we are investing to pursue these potential opportunities. We are expecting continued losses in 2020 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2020 decreased 2% to $612.4 million, compared to $623.5 million in the prior-year period. Revenue for the six-month period ended June 30, 2020 decreased 9% to $1.1 billion, compared to $1.2 billion in the prior-year period. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 74.8% for the second quarter of 2020, compared to 75.3% for the prior-year period, and 75.2% for the first six months of 2020, compared to 75.9% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 0.2 percentage points to 77.6% for the second quarter of 2020 and decreased 0.4 percentage points to 77.8% for the first six months of 2020.  Our gross profit was negatively impacted by higher freight cost during the second quarter and first half of 2020 due to express orders to meet higher demand as well as COVID-19.

Selling expenses

Selling expenses as a percentage of revenue were 40.6% for the second quarter of 2020, compared to 39.4% for the prior-year period, and 40.2% for the first six months of 2020, compared to 39.7% for the prior-year period. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.  For the second quarter and first six months of 2020, core Nu Skin selling expenses as a percentage of revenue increased 1.8 percentage points and increased 0.9 percentage points to 43.3% and 42.7%, respectively.  The increase in core Nu Skin selling expenses is partially driven by the strong sequential revenue growth, which resulted in Sales Leaders achieving larger volumes, resulting in a higher commission percentage. This was partially offset by the impact of the increase in revenue from our Manufacturing segment, which does not carry significant selling expenses and therefore lowered consolidated selling expenses.

General and administrative expenses

General and administrative expenses as a percentage of revenue increased to 24.7% for the second quarter of 2020, from 24.0% for the prior-year period, and to 26.6% for the first six months of 2020, from 24.7% for the prior-year period. General and administrative expenses increased to $151.6 million in the second quarter of 2020 and decreased to $301.2 million in the first six months of 2020, compared to $149.4 million and $308.0 million in the respective prior-year periods. General and administrative expenses remained largely flat for the presented periods with an increase in labor expenses and decreases in travel and sales force events as a result of the COVID-19 restrictions that were in place.

Other income (expense), net

Other income (expense), net was $1.6 million for the second quarter of 2020 compared to ($3.3) million for the prior-year period, and ($4.6) million for the first six months of 2020 compared to ($6.2) million for the prior-year period. The decrease in expense for the three- and six-month periods ended June 30, 2020 primarily relates to a lower interest expense due to a decreased interest rate.  Additionally, for the three-month period ended June 30, 2020 we benefited from foreign-currency fluctuations.

Provision for income taxes

Provision for income taxes for the three- and six-month periods of 2020 was $17.8 million and $28.5 million, compared to $24.5 million and $47.3 million for the prior-year periods. The effective tax rates for the three- and six-month periods were 29.8% and 31.6% of pre-tax income compared to 34.6% and 34.6% in the prior-year periods. The decrease in the effective tax rate for the second quarter of 2020 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us, to utilize additional foreign tax credits to offset the U.S. income taxes.

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. We have assessed the impact of this new legislation and, at present, do not expect it to have a material impact on our 2020 effective tax rate.

Net income

As a result of the foregoing factors, net income for the second quarter of 2020 was $41.9 million, compared to $46.3 million in the prior-year period. Net income for the first six months of 2020 was $61.6 million, compared to $89.4 million for the first six months of 2019.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2020, we generated $166.1 million in cash from operations, compared to $74.5 million in cash from operations during the prior-year period. The increase in cash flow from operations reflects continued improvements in inventory management and other cost saving initiatives implemented by our markets, along with higher payout of accruals in the first quarter of 2019, mainly attributable to severance pay-out, along with a decrease in cash outflows in 2020, due to higher commission accrual that will be paid out in the third quarter of 2020.  Cash and cash equivalents, including current investments, as of June 30, 2020 and December 31, 2019 were $386.3 million and $344.0 million, respectively, driven by the positive cash flow from operations, partially offset by dividend payments and stock repurchases.

Working capital. As of June 30, 2020, working capital was $301.2 million, compared to $383.4 million as of December 31, 2019. The decrease in working capital is primarily attributable to a $65.0 million increase in borrowings under our revolving credit facility during the first quarter to fund our stock repurchases and other expenses for operations.  The decline in working capital also reflects a decrease in inventory as we continue to optimize our inventory balance, an increase in accrued commission from the increases sales during the end of the quarter, deferred revenue and accrued bonus, partially offset by the increase in cash and accounts receivable from timing of sales.

Capital expenditures. Capital expenditures for the first six months of 2020 were $28.7 million. Our 2020 capital expenditures include the following:

●	the expansion and upgrade of our facilities and equipment;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

We estimate that capital expenditures for the uses listed above will total approximately $65-70 million for 2020. In addition, we are also in the building phase for a new manufacturing plant in Mainland China.  To date we have spent approximately $13.3 million and expect that our expenditures for this project will total approximately $55 million over the next 2-3 years, including approximately $15-18 million during 2020.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2020 and December 31, 2019 respectively, we had outstanding borrowings of $65.0 million and zero under our revolving credit facility, and $352.5 and $365.0 remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of ($2.6) million and ($3.0) million as of June 30, 2020 and December 31, 2019, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first half of 2020, we repurchased approximately 4.4 million shares of our Class A common stock under the plan for $107.4 million. As of June 30, 2020, $362.8 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and April 2020, our board of directors declared quarterly cash dividends of $0.375 per share. These quarterly cash dividends of $20.7 million and $19.4 million were paid on March 11, 2020 and June 10, 2020 to stockholders of record on February 28, 2020 and May 29, 2020. In July 2020, our board of directors declared a quarterly cash dividend of $0.375 per share to be paid on September 9, 2020 to stockholders of record on August 28, 2020. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2020 and December 31, 2019, we held $386.3 million and $344.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $312.8 million and $277.9 million as of June 30, 2020 and December 31, 2019, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2020, we had $88.2 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the second quarter of 2020.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2020, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the six-month periods ended June 30, 2020 and 2019.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2020 and 2019, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2020, and 2019 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” sections of our Annual Report on Form 10-K for the 2019 fiscal year and our Quarterly Report on Form 10-Q for the first quarter of 2020. Please refer to Note 10 to the consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2019 fiscal year and subsequent reports.

If we are unable to effectively manage our growth in certain markets, our operations could be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during the second quarter of 2020 we experienced significant growth in some of the markets in our Americas/Pacific and EMEA segments. Growth can strain our ability to effectively manage our operations, as it requires us to expand our management team, labor force, and manufacturing operations. Insufficient management execution to support growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

●	the possibility that a government might ban or severely restrict our sales compensation and business models;
●	the possibility that local civil unrest, political instability, or changes in diplomatic or trade relationships might disrupt our operations in one or more markets;
●	the lack of well-established or reliable legal systems in certain areas where we operate;
●	the presence of high inflation in the economies of international markets in which we operate;
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

There has been an increasing level of tension in U.S.-China relations over the last year. Given the significant size of our China business, our business could be harmed if relations continue to deteriorate or additional sanctions or restrictions are imposed by either government. In addition, there have been adverse public reaction and media attention to statements made by representatives of other businesses related to these issues that have adversely affected business. We could similarly face adverse public or media attention, and potentially increased regulatory scrutiny, as a result of increased trade or political tensions or any statements or actions by employees or our sales force that generate publicity with respect to these issues.

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

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. This risk is heightened as a result of the current COVID-19 pandemic as many of our employees are working remotely. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party partners, including providers of mobile and cloud technologies, and as our sales force uses social media, as the partners and social media platforms could be vulnerable to the same types of breaches. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

Epidemics, including the recent outbreak of COVID-19, and other crises have and will likely continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 and resulting pandemic have resulted in significant contraction of economies around the world and interrupted global supply chains as many governments have issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in certain markets where we have such properties. The outbreak has also impacted our ability to obtain some components and ship products in some markets. Our supply chain has incurred some interruptions to date, and we could experience more significant interruptions or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. The COVID-19 situation is changing rapidly, and there is much uncertainty regarding its duration and future impacts.

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

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their independent distributors, including claims related to the COVID-19 pandemic. For example, since April 2020, the Federal Trade Commission (“FTC”) has issued letters that have warned several direct-selling companies to remove and address claims that they or their distributors were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. Although we take steps to educate our distributors on proper claims, if our distributors make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business and reputation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 - 30, 2020	1,111,923	$22.90	1,111,923	$383.8
May 1 - 31, 2020	471,635	31.82	471,635	$368.8
June 1 - 30, 2020	155,856	38.52	155,856	$362.8
Total	1,739,414	$26.72	1,739,414

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits Regulation S-K Number	Description
10.1	Third Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).
31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2020

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)