Form 10-Q
period 2020-09-30
NU SKIN ENTERPRISES, INC.
filed 2020-11-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  November 1, 2020, 51,030,963 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2020

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$366,710	$335,630
Current investments	11,301	8,413
Accounts receivable, net	60,016	50,378
Inventories, net	270,319	275,891
Prepaid expenses and other	63,916	69,854
Total current assets	772,262	740,166

Property and equipment, net	456,083	453,604
Right-of-use assets	165,749	144,326
Goodwill	196,573	196,573
Other intangible assets, net	74,391	80,321
Other assets	151,653	154,016
Total assets	$1,816,711	$1,769,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,298	$38,979
Accrued expenses	381,052	290,281
Current portion of long-term debt	30,000	27,500
Total current liabilities	466,350	356,760

Operating lease liabilities	121,439	105,701
Long-term debt	312,664	334,461
Other liabilities	88,785	96,795
Total liabilities	989,238	893,717

Commitments and contingencies (Note 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	570,491	557,544
Treasury stock, at cost – 39.5 million and 35.0 million shares	(1,446,374)	(1,324,826)
Accumulated other comprehensive loss	(83,108)	(85,292)
Retained earnings	1,786,373	1,727,772
Total stockholders’ equity	827,473	875,289
Total liabilities and stockholders’ equity	$1,816,711	$1,769,006

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$703,347	$589,934	$1,833,741	$1,837,057
Cost of sales	183,374	140,162	463,277	440,854
Gross profit	519,973	449,772	1,370,464	1,396,203

Operating expenses:
Selling expenses	280,695	231,937	735,365	727,473
General and administrative expenses	165,050	147,943	466,232	455,983
Total operating expenses	445,745	379,880	1,201,597	1,183,456

Operating income	74,228	69,892	168,867	212,747
Other income (expense), net	525	(4,979)	(4,068)	(11,153)

Income before provision for income taxes	74,753	64,913	164,799	201,594
Provision for income taxes	18,446	20,823	46,911	68,153

Net income	$56,307	$44,090	$117,888	$133,441

Net income per share (Note 6):
Basic	$1.10	$0.79	$2.24	$2.40
Diluted	$1.08	$0.79	$2.23	$2.39

Weighted-average common shares outstanding (000s):
Basic	51,308	55,548	52,741	55,507
Diluted	52,243	55,788	52,906	55,950

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$56,307	$44,090	$117,888	$133,441

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(8) and $(31) for the three months ended September 30, 2020 and 2019, respectively, and $(3) and $186 for the nine months ended September 30, 2020 and 2019, respectively	10,022	(13,685)	1,873	(15,027)
Net unrealized gains/(losses) on cash flow hedge, net of tax benefit of $(83) and zero for the three months ended September 30, 2020 and 2019, respectively and $(83) and zero for the nine months ended September 30, 2020 and 2019, respectively	305	—	305	—
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedge, net of taxes of $(2) and zero for the three months ended September 30, 2020 and 2019, respectively and $(2) and zero for the nine months ended September 30, 2020 and 2019, respectively	6	—	6	—
	10,333	(13,685)	2,184	(15,027)
Comprehensive income	$66,640	$30,405	$120,072	$118,414

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

Net income	—	—	—	—	56,307	56,307
Other comprehensive loss, net of tax	—	—	—	10,333	—	10,333
Repurchase of Class A common stock (Note 6)	—	—	(19,994)	—	—	(19,994)
Exercise of employee stock options (— million shares)/vesting of stock awards	—	261	684	—	—	945
Stock-based compensation	—	7,115	—	—	—	7,115
Cash dividends	—	—	—	—	(19,245)	(19,245)
Balance at September 30, 2020	$91	$570,491	$(1,446,374)	$(83,108)	$1,786,373	$827,473

	For the Three Months Ended September 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2019	$91	$556,294	$(1,324,834)	$(81,276)	$1,684,675	$834,950

Net income	—	—	—	—	44,090	44,090
Other comprehensive income, net of tax	—	—	—	(13,685)	—	(13,685)
Repurchase of Class A common stock (Note 6)	—	—	—	—	—	—
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(26)	8	—	—	(18)
Stock-based compensation	—	1,015	—	—	—	1,015
Cash dividends	—	—	—	—	(20,552)	(20,552)
Balance at September 30, 2019	$91	$557,283	$(1,324,826)	$(94,961)	$1,708,213	$845,800

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	117,888	117,888
Other comprehensive income, net of tax	—	—	—	2,184	—	2,184
Repurchase of Class A common stock (Note 6)	—	—	(127,361)	—	—	(127,361)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(2,492)	5,813	—	—	3,321
Stock-based compensation	—	15,439	—	—	—	15,439
Cash dividends	—	—	—	—	(59,287)	(59,287)
Balance at September 30, 2020	$91	$570,491	$(1,446,374)	$(83,108)	$1,786,373	$827,473

	For the Nine Months Ended September 30, 2019
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC 842	—	—	—	—	657	657
Net income	—	—	—	—	133,441	133,441
Other comprehensive income, net of tax	—	—	—	(15,027)	—	(15,027)
Repurchase of Class A common stock (Note 6)	—	—	(825)	—	—	(825)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(4,930)	2,604	—	—	(2,326)
Stock-based compensation	—	9,649	—	—	—	9,649
Cash dividends	—	—	—	—	(61,636)	(61,636)
Balance at September 30, 2019	$91	$557,283	$(1,324,826)	$(94,961)	$1,708,213	$845,800

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$117,888	$133,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,279	57,964
Non-cash lease expense	34,087	33,494
Stock-based compensation	15,439	9,649
Foreign currency losses	1,203	4,145
Loss on disposal of assets	2,516	—
Deferred taxes	(7,931)	1,945
Changes in operating assets and liabilities:
Accounts receivable	(9,273)	(3,981)
Inventories, net	4,882	6,775
Prepaid expenses and other	4,180	(21,097)
Other assets	(76,487)	(27,101)
Accounts payable	15,884	(6,609)
Accrued expenses	99,438	(62,679)
Other liabilities	27,343	2,082
Net cash provided by operating activities	284,448	128,028

Cash flows from investing activities:
Purchases of property and equipment	(48,810)	(52,784)
Proceeds on investment sales	7,630	11,160
Purchases of investments	(8,759)	(8,432)
Acquisitions and investments in equity investees	—	(8,073)
Net cash used in investing activities	(49,939)	(58,129)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	3,321	(2,326)
Payment of cash dividends	(59,287)	(61,636)
Repurchases of shares of common stock	(127,361)	(825)
Payments of debt	(135,000)	(209,455)
Proceeds from debt	115,000	145,000
Net cash used in financing activities	(203,327)	(129,242)

Effect of exchange rate changes on cash	(102)	(7,534)

Net increase (decrease) in cash and cash equivalents	31,080	(66,877)

Cash and cash equivalents, beginning of period	335,630	386,911

Cash and cash equivalents, end of period	$366,710	$320,034

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2020, and for the three- and nine-month periods ended September 30, 2020 and 2019. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2019 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.   Additionally, based on the duration and severity of the novel coronavirus (“COVID-19”) pandemic, including but not limited to limitations of holding sales meetings, supply chain disruptions, reduced travel and closed walk-in locations, the Company remains uncertain of the ultimate impact COVID-19 could have on the business. To date, the pandemic has not increased the Company’s costs of or access to capital under the revolving credit facility, and at this time the Company cannot provide assurance it will not in the future. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the third quarter financial results, including, but not limited to, impairment of goodwill and other long-lived assets, income tax provision and recoverability of inventory.

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

In March 2020, the FASB issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$92,911	$87,942
Finished goods	177,408	187,949
Total Inventory, net	$270,319	$275,891

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2020 and December 31, 2019 was $17.8 million and $12.5 million, respectively. The contract liabilities impact to revenue for the three-month periods ended September 30, 2020, and 2019 was a decrease of $1.8 million and zero, respectively. The impact to revenue for the nine-month periods ended September 30, 2020, and 2019 was a decrease of $5.3 million and an increase $1.1 million.

Derivative instruments and hedging activities

FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

In accordance with the FASB’s fair value measurement guidance in ASU 2011-04, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2020 and December 31, 2019 (U.S. dollars in thousands):

	September 30, 2020	December 31, 2019
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Manufacturing	72,469	72,469
Grow Tech	9,150	9,150
Total	$196,573	$196,573

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2020 and December 31, 2019:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2020(1)(2)	Balance as of December 31, 2019(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$345.0 million	$365.0 million	Variable 30 day: 2.40%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$—	$—	Variable 30 day: —	Revolving line of credit expires April 18, 2023.

(1)	As of September 30, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $30.0 million of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $2.3 million and $3.0 million as of September 30, 2020 and December 31, 2019, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 24 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of September 30, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 6.3 years and 4.3%.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$13,038	$12,399	$39,043	$37,677
Variable lease cost	678	732	2,062	2,889
Short-term lease cost	118	41	258	145
Sublease income	(1,075)	(1,395)	(3,264)	(4,563)
Total lease expense	$12,759	$11,777	$38,099	$36,148

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash outflow from operating leases	$40,865	$39,885
Right-of-use assets obtained in exchange for lease obligations	$62,514	$150,127

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases
2020	$15,631
2021	53,303
2022	36,529
2023	26,418
2024	21,389
Thereafter	41,468
Total	194,738
Less: Finance charges	26,820
Total principal liability	$167,918

During the third quarter of 2020, the Company recognized $31.3 million of right-of-use assets, primarily in connection with building and warehouse lease renewals. The Company has additional lease liabilities of $1.2 million which have not yet commenced as of September 30, 2020, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2020 and 2019, stock options of 0.2 million and 1.3 million, respectively, and for the nine-month periods ended September 30, 2020 and 2019, stock options of 0.6 million and 1.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, April and July 2020, the Company’s board of directors declared quarterly cash dividends of $0.375 per share. These quarterly cash dividends of $20.7 million, $19.4 million and $19.2 million were paid on March 11, 2020, June 10, 2020 and September 9, 2020 to stockholders of record on February 28, 2020, May 29, 2020 and August 28, 2020. In October 2020, the Company’s board of directors declared a quarterly cash dividend of $0.375 per share to be paid on December 9, 2020 to stockholders of record on November 27, 2020.

Repurchase of common stock

During the three-month periods ended September 30, 2020 and 2019, the Company repurchased 0.4 million shares and zero shares of its Class A common stock under its stock repurchase plan for $20.0 million and zero, respectively. During the nine-month periods ended September 30, 2020 and 2019, the Company repurchased 4.8 million shares and 14,000 shares of its Class A common stock under its stock repurchase plan for $127.4 million and $0.8 million, respectively. As of September 30, 2020, $342.8 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$45,552	$—	$—	$45,552
Other long-term assets	1,344	—	—	1,344
Derivative financial instruments asset	—	472	—	472
Life insurance contracts	—	—	41,328	41,328
Derivative financial instruments liability	—	(76)	—	(76)
Total	$46,896	$396	$41,328	$88,620

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$54,642	$—	$—	$54,642
Other long-term assets	3,216	—	—	3,216
Life insurance contracts	—	—	41,707	41,707
Total	$57,858	$—	$41,707	$99,565

See Note 9 - Derivatives and Hedging Activities, for more information on derivative financial instruments.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2020	$41,707
Actual return on plan assets	(379)
Purchase and issuances	—
Sales and settlements	—
Transfers into Level 3	—
Ending balance at September 30, 2020	$41,328

8.	Income Taxes

Provision for income taxes for the three- and nine-month periods of 2020 was $18.4 million and $46.9 million, compared to $20.8 million and $68.2 million for the prior-year periods. The effective tax rates for the three- and nine-month periods were 24.7% and 28.5% of pre-tax income compared to 32.1% and 33.8% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $27.1 million and $20.0 million as of September 30, 2020 and December 31, 2019, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2019. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2016. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2020 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2012. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $0.1 to $1.0 million.

9.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $76 thousand will be reclassified as an increase to interest expense.

As of September 30, 2020, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest Rate Swap - Asset	Other Assets	$472	$—
Interest Rate Swap - Liability	Accrued Expenses	$76	$—

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative
	Three Months Ended		Nine Months Ended
Derivatives in Cash flow	September 30,		September 30,
Hedging Relationships:	2020	2019	2020	2019
Interest Rate Swaps	$396	$—	$396	$—

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
Derivatives in Cash flow	Income Statement	September 30,		September 30,
Hedging Relationships:	Location	2020	2019	2020	2019
Interest Rate Swaps	Other Income	$(8)	$—	$(8)	$—

10.	Segment Information

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$169,068	$173,974	$453,096	$567,795
Americas/Pacific	151,465	83,635	353,957	262,932
South Korea	83,460	79,435	236,094	248,020
Southeast Asia	84,102	78,963	220,517	226,853
Japan	70,958	67,197	200,549	194,557
EMEA	61,411	35,742	147,590	120,960
Hong Kong/Taiwan	42,265	40,449	115,253	124,719
Other	(314)	(62)	374	(239)
Total Nu Skin	662,415	559,333	1,727,430	1,745,597
Manufacturing (1)	40,910	30,601	105,975	91,430
Grow Tech	22	—	336	30
Total	$703,347	$589,934	$1,833,741	$1,837,057

(1)
The Manufacturing segment had $10.9 million and $7.1 million of intersegment revenue for the three months ended September 30, 2020 and 2019, respectively, and $24.2 million and $19.5 million for the nine months ended September 30, 2020 and 2019, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$54,522	$48,619	$135,577	$158,873
Americas/Pacific	26,256	12,875	61,184	41,314
South Korea	25,232	24,770	73,421	76,417
Southeast Asia	20,426	22,063	54,121	60,895
Japan	18,245	16,287	49,292	46,216
EMEA	7,111	1,529	11,084	6,114
Hong Kong/Taiwan	9,048	8,063	22,825	24,754
Nu Skin contribution	160,840	134,206	407,504	414,583
Manufacturing	6,749	4,577	15,000	11,598
Grow Tech	(5,322)	(5,822)	(17,659)	(14,033)
Total segment contribution	162,267	132,961	404,845	412,148
Corporate and other	(88,039)	(63,069)	(235,978)	(199,401)
Operating income	74,228	69,892	168,867	212,747
Other income (expense)	525	(4,979)	(4,068)	(11,153)
Income before provision for income taxes	$74,753	$64,913	$164,799	$201,594

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$2,649	$2,708	$7,631	$8,733
Americas/Pacific	268	213	766	633
South Korea	756	1,115	2,731	3,997
Southeast Asia	317	434	1,248	1,373
Japan	296	938	1,602	2,943
EMEA	231	268	731	980
Hong Kong/Taiwan	691	547	1,948	1,600
Total Nu Skin	5,208	6,223	16,657	20,259
Manufacturing	2,077	1,711	5,954	4,916
Grow Tech	1,302	1,244	3,775	3,064
Corporate and other	9,333	10,127	28,893	29,725
Total	$17,920	$19,305	$55,279	$57,964

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2020	2019	2020	2019
Nu Skin
Mainland China	$9,000	$10,614	$12,577	$13,328
Americas/Pacific	125	337	891	1,084
South Korea	173	972	537	1,051
Southeast Asia	1,254	140	1,893	459
Japan	1,484	267	3,132	1,385
EMEA	718	16	1,378	92
Hong Kong/Taiwan	7	99	23	1,653
Total Nu Skin	12,761	12,445	20,431	19,052
Manufacturing	2,113	1,100	13,221	4,281
Grow Tech	343	2,577	760	7,628
Corporate and other	4,901	7,448	14,398	21,823
Total	$20,118	$23,570	$48,810	$52,784

11.	Commitments and Contingencies

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

There was no restructuring activity for the three or nine months ended September 30, 2020 and three months ended September 30, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” "optimistic," “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2019 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2019 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2020 increased 19% to $703.3 million, compared to $589.9 million in the prior-year period, and revenue for the nine-month period ended September 30, 2020 and 2019 was $1.8 billion for both periods presented. Sales Leaders increased 12% and Customers increased 28% on a year-over-year basis.

Our results benefited from our strategic shift to become a more digital business, as well as the current environment where consumers are spending more time online and working from home, and our sales leaders have been able to leverage the power of social sharing to achieve greater levels of productivity. Digital sales accounted for approximately 90% of sales during the third quarter. Our 19% revenue growth was driven by solid growth in our Americas/Pacific segment and our EMEA segment, where our social selling business model represents a larger portion of our business than our other segments. Third-quarter results also benefited from our continued technology enhancements and approximately $30 million of third-quarter preview sales as part of our ageLOC Boost product launch. A number of our segments were able to hold digital regional conventions, which helped grow our Sales Leaders for the third quarter. We remain optimistic about the remainder of 2020, as we remain focused on building Sales Leaders by leveraging our technology enhancements and executing a strong product launch in the fourth quarter.  The launch of ageLOC Boost will follow the same approach as our 2017-2018 launch of ageLOC LumiSpa. We sold a limited quantity of ageLOC Boost in the third quarter of 2020, and will continue the launch process for this product across our markets during the fourth quarter of 2020 and first quarter of 2021.

Earnings per share for the third quarter of 2020 increased 37% to $1.08, compared to $0.79 in the prior-year period. Earnings per share for the first nine months of 2020 decreased 7% to $2.23, compared to $2.39 in the prior-year period. The increase in earnings per share for the quarter is primarily driven by the increase in revenue. Increases in freight cost and general and administrative expenses were offset by a lower weighted-average outstanding shares from our stock repurchases and a lower tax rate.  The decrease in earnings per share for the nine-month period reflects the same factors, along with impacts from the first quarter, when our general and administrative expenses as a percentage of revenue were relatively higher due to the fixed nature of these expenses against our lower first-quarter revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, Hong Kong/Taiwan, and EMEA—and our Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2020	2019	Change	Change(1)	2020	2019	Change	Change(1)

Nu Skin
Mainland China	$169,068	$173,974	(3)%	(4)%	$453,096	$567,795	(20)%	(19)%
Americas/Pacific	151,465	83,635	81%	90%	353,957	262,932	35%	43%
South Korea	83,460	79,435	5%	5%	236,094	248,020	(5)%	(2)%
Southeast Asia	84,102	78,963	7%	8%	220,517	226,853	(3)%	(1)%
Japan	70,958	67,197	6%	4%	200,549	194,557	3%	2%
EMEA	61,411	35,742	72%	67%	147,590	120,960	22%	23%
Hong Kong/Taiwan	42,265	40,449	4%	—	115,253	124,719	(8)%	(10)%
Other	(314)	(62)	(406)%	(403)%	374	(239)	256%	256%
Total Nu Skin	662,415	559,333	18%	19%	1,727,430	1,745,597	(1)%	1%
Manufacturing	40,910	30,601	34%	34%	105,975	91,430	16%	16%
Grow Tech	22	—	100%	100%	336	30	1,020%	1,020%
Total	$703,347	$589,934	19%	19%	$1,833,741	$1,837,057	—	2%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change

Nu Skin
Mainland China	$54,522	$48,619	12%	$135,577	$158,873	(15)%
Americas/Pacific	26,256	12,875	104%	61,184	41,314	48%
South Korea	25,232	24,770	2%	73,421	76,417	(4)%
Southeast Asia	20,426	22,063	(7)%	54,121	60,895	(11)%
Japan	18,245	16,287	12%	49,292	46,216	7%
EMEA	7,111	1,529	365%	11,084	6,114	81%
Hong Kong/Taiwan	9,048	8,063	12%	22,825	24,754	(8)%
Total Nu Skin	160,840	134,206	20%	407,504	414,583	(2)%
Manufacturing	6,749	4,577	47%	15,000	11,598	29%
Grow Tech	(5,322)	(5,822)	9%	(17,659)	(14,033)	(26)%

The following table provides information concerning the number of Customers and Sales Leaders as of September 30, 2020 and 2019.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of September 30, 2020		As of September 30, 2019		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	341,386	20,970	317,257	23,776	8%	(12)%
Americas/Pacific	438,889	14,400	229,013	7,760	92%	86%
South Korea	164,256	7,973	169,589	7,363	(3)%	8%
Southeast Asia	163,536	8,357	145,845	7,936	12%	5%
Japan	126,896	6,523	128,373	5,964	(1)%	9%
EMEA	235,202	6,226	147,758	4,060	59%	53%
Hong Kong/Taiwan	69,346	4,067	68,862	4,231	1%	(4)%
Total	1,539,511	68,516	1,206,697	61,090	28%	12%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. During the third quarter of 2020, we continued to see sequential stabilization following the 2019 contraction of our business in the Mainland China market, compounded by the impact of COVID-19 and the related public-health restrictions, which severely limited large in-person meetings in the first nine months of 2020. As a result of the foregoing issues, revenue and Sales Leaders declined for the third quarter and first nine months of 2020 on a year-over-year basis, but improved on a sequential basis. Our Customers increased 8% from successful customer initiatives, including the second quarter launch of a new loyalty program.

The year-over-year increase in segment contribution for the third quarter is primarily attributable to improvements in general and administrative expenses from a decrease in promotions due to COVID-19 restrictions, and a slight decline in selling expense as a percentage of revenue, partially offset by the decline in revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue. The decrease in segment contribution for the first nine months of 2020 is attributable to the decline in revenue, partially offset by improvements in gross margin, from product mix.

Americas/Pacific. Our Americas/Pacific markets continue to benefit from greater adoption of innovative products shared increasingly via the social sharing business model supported by our digital tools, combined with the current environment where consumers are spending more time at home, shopping and working online.  This contributed to an 81% increase in revenue for the third quarter and a 35% increase for the first nine months of 2020. The new social and digital tools as well as strong sales leadership in social sharing in these markets have enabled our sales force to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic. These factors, along with a virtual regional convention, led to a significant increase in Customers as well as Sales Leaders. Our Latin America markets also performed well during the quarter, with strong interest in the ageLOC Boost previews being held in the markets and increasing digital maturity leveraging a highly social demographic of leaders.  Our reported revenue also reflects a negative currency impact of 9% and 8% for the third quarter and first nine months of 2020, respectively, primarily due to the weakening Argentina peso. In our U.S. market, we continue the Sales Leader limited preview of our new Nutricentials Bioadaptive Skin Care product line in the fourth quarter of 2020 and plan to make it widely available for consumer purchase in the first quarter of 2021. In our U.S. market, we plan to introduce and launch ageLOC Boost during late 2021.

The year-over-year increase in segment contribution for the third quarter and first nine months of 2020 primarily reflects the increase in revenue, and a decrease in selling expenses as a percentage of revenue from the strong growth in the quarter. These factors were partially offset by a lower gross margin, which primarily reflects an increase in freight cost and changes in our product mix, with a higher shift to devices, which carry a lower gross margin than our other Nu Skin products. Additionally, general and administrative expenses increased for the third quarter and first nine months of 2020 due to higher labor expenses to support growth and the regional convention, although as a percentage of revenue it decreased due to the higher revenue. The rapid growth in our Americas/Pacific region has placed a strain on our resources and required additional air freight of our products, particularly in the Latin America markets in order to meet the increasing demand.

South Korea. Our business in South Korea showed encouraging progress, with 5% revenue growth for the third quarter. Revenue for the first nine months declined 5%, which includes a 3% negative impact from foreign-currency fluctuations, along with the impacts of COVID-19. Revenue also benefited from new product launches in the third quarter, including a local launch of our latest fitness nutrition products and some initial sales of our ageLOC Boost preview.

For the third quarter, segment contribution increased slightly due to the higher revenue, partially offset by higher selling expenses as a percentage of revenue. The decrease in segment contribution for the nine-month period ended September 30, 2020 is primarily attributable to the decrease in revenue, partially offset by a slight improvement in gross margin, from the product shift to higher-margin products.

Southeast Asia. Our Southeast Asia segment performed well in the quarter, with 7% revenue growth. Revenue for the first nine months declined 3%; as we previously discussed, the COVID-19 outbreak impacted our Southeast Asia segment longer than others.  During the third quarter we held a virtual regional convention in the region, which helped Sales Leaders and Customers grow 5% and 12%, respectively.

The third quarter decline in segment contribution is largely attributed to lower gross margin and increased selling expenses as a percentage of revenue from higher sales promotions during the quarter and sales mix, partially offset by increased revenue. The decrease in segment contribution for the first nine months of 2020 is primarily from the decline in revenue and a lower gross margin from higher sales promotions.

Japan. Our Japan segment continues to perform well, resulting in 6% revenue growth for the third quarter of 2020, including a 2% benefit from favorable foreign-currency fluctuations. For the first nine months of 2020, the market had stable revenue growth.

For the third quarter and first nine months of 2020, segment contribution increased due to improved revenue along with lower general and administrative expenses from continued cost-saving measures.

EMEA. Our EMEA segment had a strong third quarter, benefiting from further adoption of the social sharing business model supported by our digital tools, combined with the current environment where consumers are spending more time shopping and working online. This contributed to a 72% increase in revenue, 53% increase in Sales Leaders and 59% increase in Customers. Our reported revenue also benefited 5% from foreign-currency fluctuations for the third quarter of 2020. For the first nine months of 2020, revenue grew 22%.  Similar to our Americas/Pacific segment, the strong sales leadership in social sharing has allowed the EMEA segment to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic.  In our EMEA segment, we are planning to preview the Nutricentials Bioadaptive Skin Care product line in the fourth quarter of 2020 and to make it generally available for purchase in the first quarter of 2021. We plan to introduce and launch ageLOC Boost during 2021.

The strong improvements in segment contribution for both periods presented were primarily attributable to higher revenue, and the fixed nature of general and administrative expenses, partially offset by a lower gross margin from higher freight cost. The rapid growth in this region has placed a strain on our resources and required additional air freight of our products to meet the increasing demand.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment continues to be challenged from the ongoing decline from 2019 and COVID-19, with flat constant-currency revenue and Customers for the quarter, and a 4% decline in Sales Leaders. Our reported revenue benefited 4% from foreign-currency fluctuations for the third quarter of 2020. This segment’s performance for the nine months ended September 30, 2020 was additionally impacted by the social incidents that began in 2019 and continued into 2020 in Hong Kong.

The increase in segment contribution for the third quarter of 2020 is primarily from reported revenue growth and improving gross margins. The decline in segment contribution for the first nine months of 2020 is attributable to the decline in revenue.

Manufacturing. Our Manufacturing segment had a strong third quarter with a 34% year-over-year increase in revenue and a 16% increase for the nine-month period ended September 30, 2020. Our previous investments in additional capacity have allowed our manufacturing companies to continue to increase revenue as the demand for nutrition and personal care products continues to expand.

The $2.2 million and $3.4 million improvements in segment contribution for the three- and nine-month periods ended September 30, 2020, respectively, reflect revenue increases and improved gross margin, partially offset by increased general and administrative expenses.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We have found that some of this technology has broader applications in agriculture, and we are investing to pursue these potential opportunities. We are expecting continued losses in 2020 from this segment as we continue to research and refine the technology.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2020 increased 19% to $703.3 million, compared to $589.9 million in the prior-year period. Revenue for the nine-month period ended September 30, 2020 and 2019 was $1.8 billion. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 73.9% for the third quarter of 2020, compared to 76.2% for the prior-year period, and 74.7% for the first nine months of 2020, compared to 76.0% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 2.3 percentage points to 76.3% for the third quarter of 2020 and decreased 1.2 percentage points to 77.2% for the first nine months of 2020.  Our Nu Skin gross profit was negatively impacted by higher freight cost during the third quarter and first nine months of 2020 due to express orders to meet higher demand. Also contributing to the lower gross margin is that our growth is being driven by sales increases in the Americas and EMEA, which have lower margins than other markets, combined with an overall increase in our sales percentage from our Manufacturing segment which produces a lower gross margin.

Selling expenses

Selling expenses as a percentage of revenue were 39.9% for the third quarter of 2020, compared to 39.3% for the prior-year period, and 40.1% for the first nine months of 2020, compared to 39.6% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue increased 0.9 percentage points to 42.4% and 42.6%, for the third quarter and first nine months of 2020, respectively. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our selling expenses as a percentage of revenue increase in periods of high sequential revenue growth, as more of our Sales Leaders qualify for incentive events.

General and administrative expenses

General and administrative expenses as a percentage of revenue decreased to 23.5% for the third quarter of 2020, from 25.1% for the prior-year period, and increased to 25.4% for the first nine months of 2020, from 24.8% for the prior-year period. General and administrative expenses increased to $165.1 million in the third quarter of 2020, compared to $147.9 million in the prior-year period and increased to $466.2 million in the first nine months of 2020, compared to $456.0 million in the prior-year period. The increases for the third quarter and first nine months of 2020 primarily relate to higher employee incentive compensation in 2020 upon achievement of performance goals, partially offset by lower travel and sales force events as a result of the COVID-19 restrictions that were in place during the period.

Other income (expense), net

Other income (expense), net was $0.5 million for the third quarter of 2020 compared to $(5.0) million for the prior-year period, and $(4.1) million for the first nine months of 2020 compared to $(11.2) million for the prior-year period. The decrease in expense for the three- and nine-month periods ended September 30, 2020 primarily relates to lower interest expenses due to decreased interest rates, as well as a benefit from foreign-currency fluctuations.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods of 2020 was $18.4 million and $46.9 million, compared to $20.8 million and $68.2 million for the prior-year periods. The effective tax rates for the three- and nine-month periods were 24.7% and 28.5% of pre-tax income compared to 32.1% and 33.8% in the prior-year periods. The decrease in the effective tax rate for the third quarter and first nine months of 2020 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset the U.S. income taxes.  In addition, in the third quarter of 2020 our effective tax rate benefited from the expiration of statute of limitations for an uncertain tax position.

On March 27, 2020, the CARES Act was signed into law, which, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. We have assessed the impact of this new legislation and, at present, do not expect it to have a material impact on our 2020 effective tax rate.

Net income

As a result of the foregoing factors, net income for the third quarter of 2020 was $56.3 million, compared to $44.1 million in the prior-year period. Net income for the first nine months of 2020 was $117.9 million, compared to $133.4 million for the first nine months of 2019.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2020, we generated $284.4 million in cash from operations, compared to $128.0 million in cash from operations during the prior-year period. The increase in cash flow from operations primarily reflects cost-saving initiatives implemented by our markets, along with higher payout of accruals in the first quarter of 2019, mainly attributable to severance pay-out, along with a decrease in cash outflows in 2020 due to higher commission accrual that will be paid out in the fourth quarter of 2020.  Cash and cash equivalents, including current investments, as of September 30, 2020 and December 31, 2019 were $378.0 million and $344.0 million, respectively, driven by the positive cash flow from operations, partially offset by dividend payments and stock repurchases.

Working capital. As of September 30, 2020, working capital was $305.9 million, compared to $383.4 million as of December 31, 2019. The decline in working capital reflects a higher accrued bonus, an increase in accrued commissions from the increased sales during the end of the quarter, and deferred revenue, partially offset by the increase in cash and accounts receivable from timing of sales.

Capital expenditures. Capital expenditures for the first nine months of 2020 were $48.8 million. We estimate that capital expenditures will total approximately $65-75 million for 2020. Our 2020 capital expenditures include the following:

●	the expansion and upgrade of our facilities and equipment;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	purchases of equipment and development of our technology in our Grow Tech initiative.

Our 2020 capital expenditures also include construction of a new manufacturing plant in Mainland China. To date we have spent approximately $17.9 million on this project, with approximately $7.4 million in 2020, and we expect that our expenditures for this project will total approximately $55 million over the next 2-3 years, including approximately $12-15 million during 2020.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the Previous Credit Agreement, and the outstanding balance on the Convertible Notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2020 and December 31, 2019, we had no outstanding borrowings under our revolving credit facility, and $345.0 and $365.0 remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(2.3) million and $(3.0) million as of September 30, 2020 and December 31, 2019, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of September 30, 2020, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first nine months of 2020, we repurchased approximately 4.8 million shares of our Class A common stock under the plan for $127.4 million. As of September 30, 2020, $342.8 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, April and July 2020, our board of directors declared quarterly cash dividends of $0.375 per share. These quarterly cash dividends of $20.7 million, $19.4 million and $19.2 million were paid on March 11, 2020, June 10, 2020 and September 9, 2020 to stockholders of record on February 28, 2020, May 29, 2020 and August 28, 2020. In October 2020, our board of directors declared a quarterly cash dividend of $0.375 per share to be paid on December 9, 2020 to stockholders of record on November 27, 2020. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2020 and December 31, 2019, we held $378.0 million and $344.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $326.2 million and $277.9 million as of September 30, 2020 and December 31, 2019, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2020, we had $60.4 million in cash denominated in Chinese RMB. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the third quarter of 2020.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2020, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and nine-month periods ended September 30, 2020 and 2019.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2020 and 2019, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2020, and 2019 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

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

The information required by Item 3 of Part I of Form 10-Q is incorporated herein by reference from the sections entitled "Derivative Instruments" and “Currency Risk and Exchange Rate Information” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and also from Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the 2019 fiscal year and subsequent reports.

We are currently in litigation with Don Roberts, a consultant in the agriculture industry. Mr. Roberts claims he is a general partner in our indoor-growing business and related businesses. He also claims he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts is not an inventor of any of the business’s intellectual property and is not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We have appealed that dismissal to the U.S. Court of Appeals for the Tenth Circuit. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he is a general partner and, as such, is entitled to a 50% ownership interest and 50% of the profits generated by the business. Mr. Roberts also seeks damages exceeding $250 million. We filed a motion to dismiss this action in state court or, in the alternative, to transfer venue to Utah’s Fourth Judicial District Court. The state court denied our motion, and in October 2020 we filed a motion seeking permission to file an interlocutory appeal. We believe Mr. Roberts’s claims are without merit, and we intend to vigorously defend ourselves.

Please refer to Note 11 to the consolidated financial statements contained in this report and to our discussion set forth under “Legal Proceedings” in our Annual Report on Form 10-K for the 2019 fiscal year for additional information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2019 fiscal year and subsequent reports.

If we are unable to effectively manage our growth in certain markets, our operations could be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during the second and third quarters of 2020 we experienced significant growth in some of the markets in our Americas/Pacific and EMEA segments. Growth can strain our ability to effectively manage our operations, as it requires us to expand our management team, labor force, and manufacturing operations. Insufficient management execution to support growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

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

There has been an increasing level of tension in U.S.-China relations over the last year. Given the significant size of our China business, our business could be harmed if relations continue to deteriorate or additional sanctions or restrictions are imposed by either government. For example, in August 2020, the President of the United States issued an executive order prohibiting certain transactions related to WeChat, the predominant mobile application in China. Although the initial regulations pursuant to the executive order will not impact our business in China, there can be no assurance that the regulations or the executive order will not be broadened. In addition, there have been adverse public reaction and media attention to statements made by representatives of other businesses related to these issues that have adversely affected business. We could similarly face adverse public or media attention, and potentially increased regulatory scrutiny, as a result of increased trade or political tensions or any statements or actions by employees or our sales force that generate publicity with respect to these issues.

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

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 and resulting pandemic have resulted in significant contraction of economies around the world and interrupted global supply chains as many governments have issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in certain markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. The COVID-19 situation is changing rapidly, and there is much uncertainty regarding its duration and future impacts.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2020	72,166	$44.65	72,166	$359.6
August 1 - 31, 2020	72,061	46.94	72,061	$356.2
September 1 - 30, 2020	276,272	48.46	276,272	$342.8
Total	420,499	$47.55	420,499

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

On November 3, 2020, the Executive Compensation Committee (“Committee”) of the Board of Directors of Nu Skin Enterprises, Inc. (the “Company”) adopted the Third Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2021 (the “DCP”). The DCP is a nonqualified deferred compensation plan under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select employees of the Company, including executive officers. The terms of the DCP will apply to contributions made on or after January 1, 2021.

Pursuant to the DCP, participants may elect to defer up to 80% of their base salary and up to 100% of any cash bonus that otherwise would be payable in a calendar year. Prior to the amendment, participants also could defer up to 100% of restricted stock units granted to them during a calendar year. In addition to such elective deferrals, the DCP also permits the Company to make discretionary contributions, and it provides that the Company shall make matching contributions of up to 5% of a participant’s base salary.

All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times. All amounts contributed by the Company, adjusted for earnings and losses thereon, will vest 20% per year over five years, subject to acceleration upon the occurrence of certain events including the completion of at least 10 years of employment above a specified compensation level. Under the prior version of the Company’s Deferred Compensation Plan, Company contributions generally vested over a 20-year period.

Distributions under the DCP are payable in cash, and the participant may elect either a lump sum payment or monthly, quarterly or annual installments over a maximum of 15 years.

The prior version of the Company’s Deferred Compensation Plan did not provide matching contributions. As previously disclosed, the Company has historically made discretionary contributions of 10% of a participant’s base salary each year. In view of the opportunity in the DCP to receive a 5% match, the Company currently anticipates reducing its discretionary contributions to 5% of base salary each year.

The foregoing description of the DCP is not intended to be complete and is qualified in its entirety by reference to the full text of this document, which is filed as an exhibit to this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Third Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2021.
10.2
Employment Agreement between the Company and Joseph Y. Chang, effective as of October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2020).

10.3
Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of October 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 20, 2020).

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

November 4, 2020

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)