Form 10-K
period 2020-12-31
NU SKIN ENTERPRISES, INC.
filed 2021-02-11
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2020, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.94 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2021, 50,844,332 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS AND OTHER LEGAL MATTERS, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN MAINLAND CHINA; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “TARGETS,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE “ITEM 1A. RISK FACTORS.”

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I
ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2020, our revenue of $2.6 billion was primarily generated by our three primary brands: our beauty and personal care brand, Nu Skin; our nutritional products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include personal care and nutritional product manufacturing companies and indoor-growing technologies, which are sometimes referred to as controlled-environment agriculture. In 2020, the Rhyz companies generated $150.2 million, or 6%, of our 2020 reported revenue (excluding sales to our core Nu Skin business), substantially all of which was from the manufacturing companies.

About 84% of our revenue came from outside of the United States in 2020, with approximately 24% of our revenue coming from Mainland China, our largest revenue market. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations, though in 2020, the impact from foreign-currency fluctuations on our revenue was flat compared to 2019. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

PRODUCTS

We offer a branded, differentiated product portfolio. We believe our innovative approach to product development and distribution provides us with a competitive advantage in personal care and wellness products and direct selling. We believe that our acquired and licensed technologies, manufacturing and innovation facilities, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products. We seek to offer products that are demonstrable and well suited for social sharing. Sustainability is also an important part of our product strategy; we take sustainability into account as we formulate our products, and we have an ongoing initiative to transition to packaging that is recycled, recyclable, reusable, reduced or renewable.

Beginning in the second half of 2020 and continuing into 2021, we are launching ageLOC Boost, which is a beauty device system that promotes visibly brighter, plumper and bouncier skin.

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

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of personal care and wellness products, as well as our Rhyz companies, for the last three years. This table should be read in conjunction with the information presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2020		2019		2018
Personal Care(1)	$1,491.8	57.8%	$1,423.5	58.8%	$1,659.7	62.0%

Wellness(1)	922.6	35.7%	863.1	35.7%	921.3	34.4%

Other(2)	167.5	6.5%	133.8	5.5%	98.0	3.6%

	$2,581.9	100.0%	$2,420.4	100.0%	$2,679.0	100.0%

(1)	Includes sales of personal care and wellness products in our core Nu Skin business.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Personal Care. Our strategy for our personal care products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium personal care markets. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our personal care category with ingredients that are scientifically proven to provide visible results. Our personal care products also include our innovative skin care devices. In 2020, our top-selling products by revenue in this category were two of our innovative skin care devices and related consumables: our ageLOC Spa systems and our ageLOC LumiSpa skin treatment and cleansing device. Our ageLOC personal care products accounted for 50% of our personal care category revenue and 29% of our total revenue in 2020. Also included in our personal care category are our Epoch® products, which feature botanical ingredients derived from renewable sources, and a number of other cosmetic and personal care products.

Wellness. Our strategy for our wellness category is to continue to introduce innovative, substantiated products based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2020, our three top-selling products by revenue in this category were our LifePak nutritional supplements, our ageLOC Youth nutritional supplements and our ageLOC TR90 weight management and body shaping system. Our ageLOC nutritional products accounted for 42% of our nutritional supplements product category revenue and 15% of our total revenue in 2020.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. In our research and product development, we leverage the three disciplines of science, technology and sourcing to create innovative products that address consumer needs. In recent years, we have developed several technologies that pertain to skin-treatment and beauty devices including ageLOC LumiSpa and ageLOC Boost. These devices employ novel technologies related to skin health.

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

We also work to identify and assess innovative technologies developed by third parties for potential licensing, supply or acquisition arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have provided demonstrated technologies, clinical support and/or proprietary innovation, without all of the upfront costs and uncertainty associated with internal development. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies, including our acquisition of Pharmanex in 1998; the license and acquisition of the technology underlying our BioPhotonic Scanner, a non-invasive tool that measures the level of carotenoid anti-oxidants in skin, in the early 2000s; and the acquisition of assets related to the genetic sources of aging from LifeGen Technologies, LLC in 2011. We incur expenses for royalties and amortization for previous technology-related acquisitions.

Intellectual Property

Our major trademarks are registered in the United States and in each market where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me®, LumiSpa® and ageLOC Boost®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, ageLOC Boost, TR90 and Pharmanex BioPhotonic Scanner, are based on proprietary technologies, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary formulas and other proprietary information for our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2020, we sourced most of our personal care products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products and nutritional supplements sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2020, we procured ingredients and products from four suppliers that represented more than 10% of our personal care purchases and three suppliers that represented more than 10% of our nutritional supplement purchases. We maintain good relationships with these suppliers and do not anticipate that any party will terminate these relationships in the near term. In the event we become unable to source any products or ingredients from these suppliers, we believe that we would be able to produce or replace those products or substitute ingredients. We also have ongoing relationships with secondary and tertiary suppliers. We procure our ageLOC Spa systems and other products or ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. We maintain good relationships with these vendors and do not anticipate termination of these relationships in the near term. However, to continue offering these product categories following any termination of our relationship with these vendors, we would need to develop and manufacture alternative products and source them from other vendors. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

In 2018, we acquired three companies that primarily do the following, respectively: develop and manufacture personal care products, develop and manufacture nutritional supplements, and source and procure product packaging. In the fourth quarter of 2020, we acquired an additional company that develops and manufactures nutritional supplements. These businesses are owned by our Rhyz strategic investment arm. We also have acquired additional companies and plan to continue this strategy going forward, as we believe these manufacturers allow us to leverage their expertise to enhance our innovation, sustainability and supply chain capabilities.

We also continue, through our Rhyz entity, to invest in controlled-environment agriculture technologies. We believe these technologies will enhance our ability to source clean, sustainable ingredients. We also have found that some of this technology has broader applications in agriculture feed, and we are pursuing these potential opportunities through an entity called Grōv Technologies, LLC, a subsidiary of Rhyz. Grōv Technologies is also pursuing opportunities involving fresh-produce and lighting technologies.

In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $150.2 million in revenue from sales to external customers in 2020.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We believe that direct selling, which has traditionally relied on face-to-face, word-of-mouth marketing, is currently being impacted by the convergence of social commerce, influencer and affiliate marketing, and the growing gig economy. These macroeconomic shifts have also disrupted traditional advertising and retail business practices in favor of socially enabled and direct-to-consumer models. The COVID-19 pandemic has further accelerated disruption across many industries by causing migration to remote work and online shopping. We endeavor to transform and adapt our business to these trends by helping our sales force to become more socially enabled and to grow their businesses online. We support our sales force members’ personal marketing efforts with marketing content, events, websites, apps and other technology solutions. With these tools, along with our demonstrable products, our sales force is able to use social media platforms to find new customers and promote and sell our products. Social sharing also presents certain risks and challenges to our business, as discussed further in Item 1A. Risk Factors.

We believe our direct selling distribution channel is an effective vehicle to distribute our products because:

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

In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

Consumer Group and Sales Network

Our distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption and share products with friends and family; and our sales network—individuals who personally buy, use and resell products, and who also find new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation, incentives and recognition.

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate supplemental income by marketing and reselling products. Our Customer numbers do not include consumers who purchase products directly from members of our sales force.

To monitor the growth in our sales network, we track the number of Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements (“Sales Leaders”). Our Sales Leaders are also included in our Customer numbers, as they purchase products from the company and are within the definition of our “Customers.” The following chart sets forth information concerning our Customers and Sales Leaders for the last three years.

Total Number of Customers and Sales Leaders by Region

	As of December 31, 2020		As of December 31, 2019		As of December 31, 2018
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	381,460	21,990	292,812	17,987	303,789	33,129
Americas/Pacific	404,955	14,439	220,216	7,607	248,609	8,354
South Korea	158,953	7,059	168,972	7,251	182,026	7,565
Southeast Asia	154,355	8,903	136,349	7,480	153,465	8,933
Japan	128,400	6,318	125,557	5,916	130,181	5,916
EMEA	258,587	7,063	153,330	4,619	149,085	4,791
Hong Kong/Taiwan	70,592	4,663	65,669	3,900	76,891	4,767
Total	1,557,302	70,435	1,162,905	54,760	1,244,046	73,455

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

●	“Brand Affiliate-Direct Consumers”—Individuals who purchase products directly from a Brand Affiliate at a price established by the Brand Affiliate.
●
“Company-Direct Consumers”—Individuals who purchase products directly from the company. These consumers are typically referred by a Brand Affiliate and may purchase at retail price or at a discount. These individuals do not have the right to build a Nu Skin business by reselling product or by recruiting others.

●
“Basic Brand Affiliates”—Brand Affiliates who purchase products for personal or family use or for resale to other consumers. These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global sales compensation plan. We consider these individuals to be part of our consumer group, as we believe a significant majority of these Brand Affiliates are purchasing products for personal use and not actively recruiting others.

●
“Sales Leaders and Qualifiers”—Brand Affiliates who have qualified or are trying to qualify as a Sales Leader. These Brand Affiliates have elected to pursue the business opportunity as a Sales Leader and are actively recruiting consumers and Brand Affiliates and building a sales network under our global sales compensation plan and constitute our sales network.

To become a Brand Affiliate, an individual signs a Brand Affiliate agreement and receives a business portfolio, which is free in most markets and in some cases is delivered in electronic form. In some markets, we charge a small fee for the business portfolio, which is limited to our costs. The business portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, Brand Affiliate policies and procedures, product catalog and other documentation, but does not include products. There are no requirements to purchase products or other materials to become a Brand Affiliate, and no commissions are paid on any purchase of a business portfolio.

We offer a generous product return policy, which also includes returns of business support materials. In most markets, we offer a return policy that allows our Brand Affiliates to return unopened and unused items for up to 30 days for a full refund, or 12 months subject to a 10% restocking fee. Brand Affiliates are not required to terminate their accounts to return product. Actual returns have historically been less than 5% of annual revenue. We believe our generous return policy minimizes the financial risks associated with being a Brand Affiliate.

In addition to our product return policy, we strive to be as customer protective as possible. We seek to ensure that those who use our products or participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

There are two fundamental ways in which our Brand Affiliates can earn money:

●	through retail markups on resales of products purchased from the company; and
●	through sales compensation earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan, which has been implemented in each of our markets except Mainland China, is among the most generous in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our Brand Affiliates can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

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

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model established for Mainland China, which is separate and different from our global compensation plan. Independent direct sellers and sales employees who have not achieved certain qualification requirements receive direct sales bonuses and retail sales bonuses, respectively, based on their monthly product sales. Sales employees who achieve qualification requirements and independent marketers earn (1) monthly retail bonuses on their product sales and other bonuses based on various performance metrics; and (2) a salary (for sales employees, consisting of position pay and performance pay) or service fee (for independent marketers), which is reviewed and adjusted quarterly based on their position and performance relative to other sales leaders, taking into account such factors as the sales productivity of the Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services. We utilize our global system to track and assess the sales productivity of each Sales Leader him/herself and the sales force that such Sales Leader trains, collaborates with, supports and services. We generally compensate our Mainland China Sales Leaders at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

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

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements. We hold regular meetings and events globally to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to other Sales Leaders. Although we conduct these meetings and events either virtually or in-person, we are increasingly conducting them virtually—and in 2020, most of them were virtual. We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders. In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices and set goals, generate alignment of Sales Leaders around key initiatives and provide a high level of motivation and team building.

Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a key product generally available for purchase, we may do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. In some of these offerings, we may sell the product for a limited time, often in limited quantities, and then remove it from the market for a period of time before making it generally available for purchase. We refer to this entire process, beginning with the introductory offering through general availability of the product, as a product launch or our launch process.

Sales Leader previews and other product introductions and promotions may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

Beginning in the second half of 2020 and continuing into 2021, we are launching our ageLOC Boost beauty device system.

GEOGRAPHIC REGIONS

We currently sell and distribute our products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa. We also generate revenue in our Manufacturing and Grow Tech segments, which consist of the manufacturing and controlled-environment agriculture businesses within our Rhyz strategic investment arm. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2020		2019		2018
Nu Skin
Mainland China	$625.5	24%	$722.5	30%	$886.5	33%
Americas/Pacific	511.9	20	349.1	14	385.0	14
South Korea	326.5	13	330.0	14	373.4	14
Southeast Asia	302.7	12	301.6	12	316.9	12
Japan	273.7	10	260.0	11	254.9	10
EMEA	230.2	9	167.2	7	182.4	7
Hong Kong/Taiwan	161.1	6	166.3	7	185.9	7
Other	0.1	—	1.7	—	3.4	—
Total Nu Skin	2,431.7	94	2,298.4	95	2,588.4	97
Manufacturing	149.3	6	121.9	5	90.6	3
Grow Tech	0.9	—	0.1	—	—	—
Total	$2,581.9	100%	$2,420.4	100%	$2,679.0	100%

Additional comparative revenue and related financial information is presented in Note 15 to the consolidated financial statements contained in this report.

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

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. Several states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. In addition, during 2020 the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. For more information about these matters and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system could harm our business.”

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China’s direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by state, provincial and local regulators as well as local customs and practices. Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. To expand our direct selling model into additional provinces in Mainland China, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the Ministry of Commerce, PRC (“MOFCOM”), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Market Regulation at both provincial and state levels. Government authorities have not been issuing new licenses for direct selling since the beginning of the 100-day action in early 2019.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, following negative media coverage about the healthcare-related product claims made by another direct selling company in Mainland China. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of our total value of goods or services supplied in South Korea. We have implemented various measures to comply with these limits.

In some markets, regulations applicable to the activities of our Sales Leaders may affect our business because we are, or regulators may assert that we are, responsible for our Sales Leaders’ conduct. In these markets, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how Brand Affiliates approach prospective customers. From time to time, we receive information from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our Brand Affiliates. Based on this information, we continually evaluate and enhance our Brand Affiliate compliance, education and training efforts in Japan.

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

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements and cosmetic products. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in consent decrees or orders requiring, among other things, injunctive provisions, corrective advertising, consumer redress, and such other relief as the agency deems necessary to protect the public. Violation of these consent decrees or orders could result in substantial financial or other penalties. The FTC also sends warning letters as it monitors companies’ activities. For example, during 2020 the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. No assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

In connection with investigations that occurred in the early 1990s of certain alleged unsubstantiated product and earnings claims made by our Brand Affiliates, we entered into a consent decree with the FTC and various agreements with state regulatory agencies. The consent decree requires us to, among other things, supplement our procedures to enforce our policies, not allow our Brand Affiliates to make earnings representations without making certain average earnings disclosures and not allow our Brand Affiliates to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decree.

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

Our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa, ageLOC Boost, ageLOC Spa systems and any future devices may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets, and we intend to register ageLOC Boost as a medical device in the United States and Thailand. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Spa systems are registered as “health care equipment” or “household appliances,” which enables us to market and sell them through our direct sales channel in that market. The process for registering products for the direct sales channel in Mainland China is subject to delays. However, this process and registration requirement do not apply to all of our sales channels in Mainland China; although our independent direct sellers are prohibited from earning commissions by selling products that are not so registered, sales by our sales employees or independent marketers are not subject to this requirement. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our device products.

COMPETITION

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Avon Products and Herbalife. We also compete with local direct selling companies in the markets in which we operate. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

Products

The markets for our products are highly competitive. Our competitors include a broad array of marketers of personal care and nutritional products and pharmaceutical companies, such as L’Oréal, Clinique, Estée Lauder, Nature’s Way, Avon Products and Mary Kay, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the reach, convenience and customer servicing of our distribution system.

HUMAN CAPITAL RESOURCES

As of December 31, 2020, we had approximately 5,000 full- and part-time employees worldwide. This does not include approximately 21,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

All of our full- and part-time employees are responsible for upholding the Nu Skin Code of Conduct and for striving to perpetuate the Nu Skin Way, our global culture aspiration, which includes the following principles:

● A force for good	● Direct and decisive
● Accountable and empowered	● Exceptional
● Bold innovators	● Fast speed
● Customer obsessed	● One global team

The Nu Skin Way forms the foundation of our human capital strategy and objectives. The three primary objectives of our human capital strategy are:

1.	Support the transformation of our business and culture to align with our business strategies and the Nu Skin Way;
2.	Leverage global diversity and build inclusion; and
3.	Simplify the employee experience through global alignment and optimization.

To measure our progress in achieving these objectives, we conduct a quarterly global employee survey, which also gathers employee feedback for purposes of designing our talent programs, rewards and benefits. Averaging an approximately 90% response rate during 2020, this survey generates valuable information for us to analyze and to act upon when appropriate. This survey yielded more than 60,000 data points each quarter, consisting of employee responses to each survey question. We also conducted focus groups with our employees to gather their feedback on the employee experience, including diversity and inclusion matters.

We regularly review our employees’ feedback to better align our human capital initiatives to the needs of our employees. For example, after receiving employee feedback that pointed toward a need to establish a more comprehensive diversity, equity and inclusion strategy, we hired a global head of diversity and inclusion and began conducting a periodic “Listen and Learn” series of employee panels to bring our workforce into a more inclusive experience. These and other diversity-related initiatives have helped us to achieve employee engagement scores in the top quintile of global companies of a similar size.

Our Board’s committees engage with our senior management and head of Human Resources regarding human capital management on a regular basis. Working with management, our Board’s committees oversee and receive reports on matters including culture, compensation, benefits, key talent succession planning, employee engagement, and diversity and inclusion. Each year, our management also reports to the Executive Compensation Committee on management’s annual assessment of risks related to our compensation policies and practices. In addition, our Nominating and Corporate Governance Committee conducts annual performance reviews for our key executive officers, and these performance reviews include their performance on human capital management initiatives.

Evidencing the success of our human capital management initiatives, in 2020 we were recognized by the Direct Selling News as one of the best places to work in direct selling, the fifth consecutive year we have received this honor.

In addition to our employees, our human capital resources also include our sales force. For information about our sales force, see Item 1. Business—“Distribution Channel.”

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of January 31, 2021 are as follows:

Name	Age	Position
Steven J. Lund	67	Executive Chairman of the Board
Ritch N. Wood	55	Chief Executive Officer
Ryan S. Napierski	47	President
Mark H. Lawrence	51	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	68	Executive Vice President of Product Development and Chief Scientific Officer
D. Matthew Dorny	56	Executive Vice President and General Counsel

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

Ryan S. Napierski has served as our Company’s President since 2017. Previously, he served as President of Global Sales and Operations from 2015 to 2017. Prior to serving in that position, he served as both President of our North Asia region since 2014 and President of Nu Skin Japan since 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development for Nu Skin EMEA and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master’s degree in business administration from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

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

Joseph Y. Chang has served as our Chief Scientific Officer and Executive Vice President of Product Development since 2006. Dr. Chang served as President of our Pharmanex division from 2000 to 2006. From 1997 to 2000, he served as Vice President of Clinical Studies and Pharmacology of Pharmanex. Dr. Chang has approximately 40 years of pharmaceutical experience. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

D. Matthew Dorny has served as our General Counsel since 2003. Mr. Dorny previously served as Assistant General Counsel from 1998 to 2003. Prior to joining us, Mr. Dorny was a securities and business attorney in private practice in Salt Lake City, Utah. Mr. Dorny received B.A., M.B.A. and J.D. degrees from the University of Utah.

As previously disclosed, in February 2021, Mr. Wood notified our company that he will step down as the Chief Executive Officer of our company, effective September 1, 2021, at which time Mr. Napierski will become our Chief Executive Officer.  Mr. Wood will not stand for re-election to our board of directors at our 2021 Annual Meeting of Stockholders.

ITEM 1A.	RISK FACTORS

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained after this summary for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks include the following:

Risks Associated with Direct Selling and Our Sales Force
●	Challenges to the form of our network marketing system could harm our business.
●	Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.
●	Improper sales force actions could harm our business.
●	Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.
●
If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

●
Changes to our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.

●	Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.
●	We may be held responsible for certain taxes or assessments relating to the activities of our sales force, which could harm our financial condition and operating results.
Risks Associated with Our Operations in Mainland China
●	Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.
●
If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be significantly negatively impacted.

●	Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.
●	If we are not able to register products for sale in Mainland China, our business could be harmed.
Risks Associated with Market Conditions and Competition
●	Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.
●	Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.
●	Inability of products and other initiatives to gain or maintain sales force and market acceptance could harm our business.
●	Product diversion may have a negative impact on our business.
Risks Associated with COVID-19
●	Epidemics, including the recent outbreak of COVID-19, and other crises have and may continue to negatively impact our business.
International Risks
●	Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.
●
We are subject to financial risks as a result of our international operations, including exposure to foreign-currency fluctuations, currency controls and inflation in foreign markets, all of which could impact our financial position and results of operations.

●
Potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

Human Capital Risks
●	If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.
●	The loss of key Sales Leaders could negatively impact our growth and our revenue.
●	We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Risks Associated with Our Manufacturing and Operations
●	The loss of suppliers or shortages in ingredients could harm our business.
●	Production difficulties, quality control problems, inaccurate forecasting and reliance on third-party suppliers could harm our business.
●	The loss of or a disruption in our manufacturing and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.
●	Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.
●
Our business could be negatively impacted if we fail to execute our product launch process or ongoing product sales due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

●	If we are unable to effectively manage our growth in certain markets, our operations could be harmed.
●	System failures, capacity constraints and other information technology difficulties could harm our business.
●	Any acquired companies or future acquisitions may expose us to additional risks.
Product Legal and Regulatory Risks
●	Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.
●
Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

●	Our operations could be harmed if we fail to comply with Good Manufacturing Practices.
●
If our current or any future device products are determined to be medical devices in a particular geographic market, or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

●	We may incur product liability claims that could harm our business.
Legal, Regulatory and Compliance Risks
●	We may become involved in legal proceedings and other matters that could adversely affect our operations or financial results.
●	Non-compliance with anti-corruption laws could harm our business.
●
A failure of our internal controls over financial reporting or our regulatory compliance efforts could harm our stock price and our financial and operating results or could result in fines or penalties.

Risks Associated with Taxes, Customs and Interest
●	Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
●
We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our operating results, cash flows and financial condition.

●	Transition from LIBOR to an alternative benchmark interest rate could have an adverse effect on our overall financial position.
Intellectual Property Risks
●	Our intellectual property may infringe on the rights of others, resulting in costly litigation.
●	If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.
●	If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.
●	We may be subject to claims that we, or our employees, have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of our employees’ former employers.
Data Security and Privacy Risks
●	Cyber security risks and the failure to maintain the integrity of company, employee, sales force or guest data could expose us to data loss, litigation, liability and harm to our reputation.
Risks Related to Our Common Stock
●	The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.
General Risk Factors
●	Difficult economic conditions could harm our business.

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

Risks Associated with Direct Selling and Our Sales Force
Challenges to the form of our network marketing system could harm our business.

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

Recent settlements between the U.S. Federal Trade Commission (“FTC”) and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. These developments have created ambiguity as to the proper interpretation of the law and related court decisions. The FTC has been active in its enforcement activities, and any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

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

●
During 2020, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In addition, if the requirements in the actions listed above lead to new industry standards or new rules, or if they limit the levels in the network for which payments can be made, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and Brand Affiliates who have never sponsored other Brand Affiliates, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

We could also be subject to challenges by private parties in civil actions. We are aware of civil actions against other direct-selling companies in the United States, that have, and may in the future, resulted in significant settlements. Allegations directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

Improper sales force actions could harm our business.

Sales force activities that violate applicable laws, regulations or policies, or that are alleged to do so, have, and could in the future, harmed our business and reputation and resulted in government or third-party actions against us.

For example, in 2014, allegations were made by various media outlets that certain of our sales representatives in Mainland China failed to adequately follow and enforce our policies and regulations. This adverse publicity, as well as a government review and actions that we voluntarily took to address the situation, resulted in a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region. Similar or more extreme actions by government agencies in Mainland China or other markets in the future could have a significant adverse impact on our business and results of operations.

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities. Japan imposes strict requirements regarding how Brand Affiliates approach prospective customers. From time to time, we receive information from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our Brand Affiliates. Based on this information, we continually evaluate and enhance our Brand Affiliate compliance, education and training efforts in Japan. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example, during 2020 the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a FTC investigation that resulted in our entering into a consent agreement with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Fair Trade Commission and by judicial authorities against us and other companies in South Korea indicate that, if our sales force engages in criminal activity, we may be held liable or penalized for failure to supervise them adequately. Our sales force may attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

In addition, as our sales force increasingly uses social media to promote our business opportunity and products, this increases the burden on us to monitor compliance of such activities and increases the risk that such social media content could contain problematic claims in violation of our policies and applicable regulations.

Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.

Social media platforms have, and could in the future, decide to prohibit, block, or decrease the prominence of our sales force’s content for any reason. For example, due to concerns with multi-level marketing, in December 2020, the TikTok social media platform updated its policies to prohibit content related to multi-level marketing. Although our sales force does not currently rely on TikTok in a material way, our business is becoming increasingly dependent on social commerce. Additional social media platforms’ adoption of similar policies could significantly hamper our sales force’s ability to promote our products, which could cause our revenue to decline. Our reputation could also be harmed if our sales force violates any social media platform’s policies.

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

Changes to our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.

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

We also recently announced that we will be making some changes to our compensation plan in the United States in the beginning of 2022 to limit the amount of volume from internal sales to our sales force that can be used in the calculation of their compensation and performance measurements. To facilitate these changes, we will be working in 2021 to implement digital tools to allow our sales force to more easily document resales. To the extent these proposed changes are more difficult to implement and transition than anticipated, our sales force could be distracted or have their commission impacted, all of which could negatively impact our business.

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

We are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our sales force. In addition, authorities in some jurisdictions have challenged the “independent contractor” status of distributors of some multi-level marketing companies, and they may continue to do so. The U.S. Department of Labor recently adopted a rule that outlines how to determine whether a worker is an employee or an independent contractor under U.S. federal labor laws, and there is uncertainty how this rule will be interpreted with respect to direct selling. In the event that local laws and regulations, or the interpretation of local laws and regulations, change to require us to treat members of our sales force as employees rather than independent contractors, or that our Brand Affiliates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, withholding and related taxes, minimum wage laws, and any related assessments and penalties, which could harm our financial condition and operating results. This risk increases as our sales force increases its use of social sharing, as several jurisdictions’ regulations protect in-person or in-home sales demonstrations from creating an employment relationship but are less protective of online demonstrations. If our Brand Affiliates were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

Risks Associated with Our Operations in Mainland China
Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations, and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and review companies in the direct selling industry on a regular basis, which has and may continue to increase regulatory scrutiny of the industry and our business.

The government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, following negative media coverage generated by the healthcare-related product claims made by another direct selling company in Mainland China. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours.

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

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. We generally compensate our Sales Leaders at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social stability. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified. If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee on a quarterly basis, then we could be sanctioned and/or required to change our business model, either of which could significantly harm our business.

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

To expand our direct selling model into additional provinces in Mainland China, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. Government authorities have not been issuing new licenses since the beginning of the 100-day action in early 2019. When the process for obtaining government approvals to conduct direct selling is operational, it often evolves and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market could be negatively impacted.

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

As we expand our direct selling channel, we face additional product marketing restrictions compared to our retail store channel. Under applicable direct selling regulations in Mainland China, we can only register products for direct selling if we manufacture them and if they fall within categories that are authorized for direct selling, such as cosmetics, cleaning supplies, health foods, healthcare devices, small kitchen utensils and household appliances. Products that are not categorized as direct selling products and products that are manufactured by third parties are prohibited from being marketed or sold through our direct sales channel, and the process for registering products for the direct sales channel in Mainland China is subject to delays. If we cannot successfully manufacture our own direct selling products, we will not be able to sell these products through the direct sales channel. Any marketing or sale of non-direct selling products by our independent direct sellers could result in negative publicity, fines and other government sanctions being imposed against us, including if a product is initially classified as a direct selling product but is later re-classified.

Risks Associated with Market Conditions and Competition
Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

The markets for our products are intensely competitive. The success of our products is dependent on our ability to anticipate and respond to market trends and changes in consumer preferences and to maintain a product offering and pipeline that is appealing to consumers. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products and with the products of other direct selling companies. Because of regulatory restrictions concerning claims about the efficacy of personal care products and dietary supplements, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the personal care and nutritional market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies.

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

Growth in our sales force and consumers and our results of operations can be particularly impacted by adverse publicity. Given the nature of our operations, lack of clarity on applicable legal requirements and standards, and our continuous need to recruit and retain consumers and members of our sales force, we are particularly vulnerable to adverse publicity. Specifically, we are susceptible to adverse publicity concerning:

●	suspicions about the legality and ethics of network marketing;
●	media or regulatory scrutiny regarding our business and our business models, including in Mainland China;
●	the safety or effectiveness of our or our competitors’ products or the ingredients in such products;
●	inquiries, investigations, fines, legal actions, or mandatory or voluntary product recalls involving us, our competitors, our business models or our respective products;
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

These issues have previously resulted in negative publicity and have harmed our business. For example, we believe that negative media stories in Mainland China regarding improper claims and in Europe regarding claims and activities by our sales force negatively impacted our results in 2019.

Critics of our industry, consumer protection groups, short sellers and other individuals have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. We continue to see adverse publicity regarding the direct selling and healthcare products industries. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation. Furthermore, the availability of social media channels can increase the likelihood of negative publicity because these channels are an easily accessible public forum. For example, if a member of our sales force makes an improper claim about our products or business opportunity on social media, or if a critic of our company posts negative information about our company on social media, it is more likely to be disseminated widely and potentially noticed by the media or regulators.

Inability of products and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our operating results could be adversely affected if our products, business opportunities and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and people interested in joining our sales force. Potential factors affecting the attractiveness of our products, business opportunities and other initiatives include, among other things, perceived product quality and value, product exclusivity or effectiveness, economic success in our business opportunity, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention or regulatory restrictions on claims.

In addition, our ability to develop and introduce new products could be impacted by, among other things, government regulations, the inability to attract and retain qualified staff, the termination of third-party research and collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products or that challenge our own intellectual property, problems related to manufacturing or quality control, and difficulties in anticipating changes in consumer tastes and buying preferences. Our operating results could be adversely impacted if our products fail to gain or maintain sales force and market acceptance.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We may also face challenges retaining our sales force as the population of our markets transitions to a new, millennial demographic, with its associated new and different dynamics of loyalty, particularly as this segment becomes a greater share of our revenue. Moreover, if sales through social sharing do not generate subscriptions at the same rate as other sales, this could create revenue volatility. Many millennials are particularly savvy with social sharing across multiple business opportunity platforms. There can be no assurance that our initiatives will continue to generate excitement among our sales force in the long term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

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

Risks Associated with COVID-19
Epidemics, including the recent outbreak of COVID-19, and other crises have and may continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 and resulting pandemic have resulted in significant contraction of economies around the world and interrupted global supply chains as many governments have issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. The COVID-19 situation is changing rapidly, and there is much uncertainty regarding its duration and future impacts.

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

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their sales force, including claims related to the COVID-19 pandemic. For example, during 2020, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business and reputation.

International Risks
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

There has been an increasing level of tension in U.S.-China relations over the last year. Given the significant size of our China business, our business could be harmed if relations continue to deteriorate or additional sanctions or restrictions are imposed by either government. For example, in August 2020 and January 2021, former President Trump issued executive orders prohibiting certain transactions related to various mobile applications, including WeChat and AliPay, two prominent mobile applications in China. It is uncertain how these executive orders will be implemented and the extent to which they will hamper or otherwise impact our business in the Greater China region, and it is uncertain what actions the China government may take in response to these orders. In addition, there have been adverse public reaction and media attention to statements made by representatives of other businesses related to these issues that have adversely affected business. We could similarly face adverse public or media attention, and potentially increased regulatory scrutiny, as a result of increased trade or political tensions or any statements or actions by employees or our sales force that generate publicity with respect to these issues.

We are subject to financial risks as a result of our international operations, including exposure to foreign-currency fluctuations, currency controls and inflation in foreign markets, all of which could impact our financial position and results of operations.

In 2020, approximately 84% of our sales occurred in markets outside of the United States in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2020, we had $103.0 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $10.6 million.

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2018, Argentina was designated as a highly inflationary economy under U.S. generally accepted accounting principles; accordingly, beginning with the third quarter of 2018, we began to apply highly inflationary accounting for our Argentina operations, which has resulted in additional foreign-currency charges. Other markets may be designated as highly inflationary economies in the future, which could result in further foreign-currency charges.

Although we may engage in transactions intended to reduce our exposure to foreign-currency fluctuations, there can be no assurance that these transactions will be effective. Complex global political and economic dynamics can affect exchange rate fluctuations. For example, the implementation of tariffs, border taxes or other measures related to the level of trade between the United States and other markets could impact the value of the U.S. dollar. It is difficult to predict future fluctuations and the effect these fluctuations may have upon future reported results or our overall financial condition.

Potential changes to tariff and import/export regulations, and ongoing trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States and other foreign governments change tariff rates on certain items from time to time. Further, there have been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties. In response, a number of our markets, including Mainland China, have indicated that they may impose tariffs on imports of U.S. goods, or have already implemented tariffs on imports of U.S. goods, or they may take other measures in response to these U.S. actions. These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global trade and, in particular, trade between Mainland China and the United States. Any of these factors could depress economic activity, create anti-American consumer sentiment, restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. In addition, any actions by foreign markets to implement further trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny or taking other actions which impact U.S. companies’ ability to obtain necessary licenses or approvals could negatively impact our business.

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

Human Capital Risks
If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

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

We have experienced periodic fluctuations in both Sales Leaders and Customers in the past and could experience such fluctuations again in the future. For example, our Sales Leaders in Mainland China declined 46% from December 31, 2018 to December 31, 2019 due to such factors as meeting restrictions and negative media scrutiny. Our ability to retain our Sales Leaders and Customers could be affected as our sales force makes increased use of social sharing channels, which may allow them to more easily engage their consumers and sales network in other opportunities. If our initiatives do not drive growth in both Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers and to find, train and develop new Sales Leaders. Our operating results could be harmed if we and our Sales Leaders do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force is negatively impacted by several additional factors, including:

●	any adverse publicity or negative public perception regarding us, our products or ingredients, our distribution channel, or our industry or competitors;
●	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;
●	lack of compelling products or income opportunities, including through our sales compensation plans and incentive trips and other offerings;
●	negative sales force reaction to changes in our sales compensation plans;
●	our actions to enforce our policies and procedures;
●	any regulatory actions or charges against us or others in our industry;
●
general economic, business and public health conditions, including employment levels, employment trends such as the gig and sharing economies, and pandemics or other conditions that curtail person-to-person interactions;

●	changes in the policies of social media platforms used to prospect or recruit potential consumers and sales force participants;
●	recruiting efforts of our competitors and changes in consumer-loyalty trends; and
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

The loss of key Sales Leaders could negatively impact our growth and our revenue.

As of December 31, 2020, we had a global network of 1,557,302 Customers. Approximately 70,435 of our Customers were Sales Leaders. As of December 31, 2020, approximately 478 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China we have approximately 259 key Sales Leaders who play a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders for substantially all of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

We depend on our key personnel, and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. Our senior and regional management employees may voluntarily terminate their employment with us at any time, and it is not uncommon for employees of direct-selling companies, including employees of our company, to terminate their employment and begin working for another direct-selling company. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in our markets. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

Risks Associated with Our Manufacturing and Operations
The loss of suppliers or shortages in ingredients could harm our business.

We and our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to renew these contracts, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our nutritional products, including g3 juice, ReishiMax and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

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

The loss of or a disruption in our manufacturing and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As of December 31, 2020, our principal properties consisted of our corporate headquarters and other office locations, distribution centers and warehouses, research and development centers, and manufacturing facilities. Additionally, we also use third-party manufacturers to manufacture many of our key products. As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, earthquakes, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, acts of terrorism and other external factors over which we have no control. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we pursue our current strategy of acquiring manufacturing companies and conducting more of our manufacturing in-house. The loss of, or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, results of operations and financial condition.

In addition, our manufacturing facilities are subject to numerous regulations, including labor regulations and environmental regulations that govern the storage, discharge, handling, emission, generation, manufacture, use and disposal of chemicals and other materials. We will also likely become subject to new regulations in these areas, which could require substantial expenditures. Violations of existing or new requirements could result in financial penalties and other enforcement actions and could require us to halt one or more portions of our operations until a violation is cured. The costs of curing incidents of non-compliance, resolving enforcement actions or private-party actions that might be initiated against us, or of satisfying new legal requirements could have a material adverse effect on our business, financial condition, or results of operations.

Disruptions to transportation channels that we use to distribute our products to international warehouses may adversely affect our margins and profitability in those markets.

We may experience disruptions to the transportation channels used to distribute our products, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of airfreight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic has resulted in several disruptions and delays, as well as quantity limits and price increases, in our global transportation channels.

Our business could be negatively impacted if we fail to execute our product launch process or ongoing product sales due to difficulty in forecasting or increased pressure on our supply chain, information systems and management.

Prior to making a key product generally available for purchase, we may do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We may experience difficulty effectively managing growth associated with these offerings and may face increased risk of improper sales force activities and related government scrutiny.

In addition, the size and condensed schedule of these product offerings increase pressure on our supply chain and order processing systems. We have in the past, and may in the future, failed to appropriately scale our system capacity and operations in response to unanticipated changes in demand for our existing products or to the demand for new products, which reduces our sales force’s confidence in our business and could harm our reputation and profitability.

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

If we are unable to accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging, or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. Each of these issues has impacted us in the past, and they could again occur with our ongoing launch of ageLOC Boost. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If we are unable to effectively manage our growth in certain markets, our operations could be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during 2020 we experienced significant growth in some of the markets in our Americas/Pacific and EMEA segments. Growth can strain our ability to effectively manage our operations, as it requires us to expand our management team, labor force, and manufacturing operations. Insufficient management execution to support growth could result in, among other things, product delays or shortages, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

System failures, capacity constraints and other information technology difficulties could harm our business.

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems, including websites, mobile applications, data centers, databases, networks and other systems. We rely on these systems for accepting and processing sales orders, operating our sales force and customer support operations, tracking and compensating our sales force, conducting our corporate and regional operations, preparing our financial statements, and other aspects of our business. Accordingly, the performance, reliability and availability of our systems are critical to our business, reputation, financial reporting, and ability to attract and retain our sales force and customers.

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

In addition, we make significant expenditures on our information technology infrastructure and other technology initiatives, and these items could become obsolete or impaired, which has and may in the future cause us to incur significant expenses to address. For example, in the fourth quarter of 2018, we engaged a chief transformation officer, who was charged with reviewing and evaluating our information technology infrastructure and organization and our social sharing and digital initiatives. Following this review, we determined to alter our strategic direction with respect to some of our systems and tools, resulting in impairment charges of approximately $49 million. We also incurred approximately $22 million in severance payments and other expenses related to the reorganization of our Information Technology Department and other corporate and regional offices. In addition to these charges, additional cash outlay and new personnel were necessary for execution of new plans and strategy. In this strategic shift in direction, we continue to identify and re-architect additional legacy systems to help mitigate the risk and exposure these systems introduce to our business. This work may entail significant expenses and could cause disruptions in our business.

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

We have acquired certain businesses, and we may continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Our past acquisitions have, and future acquisitions could, entailed numerous risks, including:

●	difficulties in assimilating acquired operations or products;
●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses and disruption to our direct selling channel;
●	diversion of management’s attention from our core business;
●	increased fixed costs;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers; and
●
risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

Our failure to successfully complete the integration of any acquired business, or a failure to adjust our fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions, could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates, consummate acquisitions on favorable terms or realize the anticipated benefits of an acquisition. It is also possible that our acquired companies could sell products similar to those of our Nu Skin business, which could be viewed negatively by our sales force and result in a reduction in our revenue.

Product Legal and Regulatory Risks
Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.

Our products are subject to extensive government regulation by numerous federal, state and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can, and often do, have several impacts on our business, including but not limited to:

●	delays, or altogether prohibitions, in introducing or selling a product or ingredient in one or more markets;
●	delays and expenses associated with the registration and approval process for a product;
●	limitations on our ability to import products into a market;
●	delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, and scientific substantiation;
●	limitations on the claims we can make regarding our products; and
●	product reformulations, or the recall or discontinuation of certain products that cannot be reformulated to comply with new regulations.

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

Many laws and regulations govern the registration, pre-market approval or other aspects of regulatory oversight of our products. For example, in the United States, some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA’s interpretation of the dietary ingredient notification requirements, and in 2016, the FDA issued a revised draft guidance that superseded the 2011 version. This draft guidance is not yet final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past. We face similar pressures in our other markets, which continue to set restrictions on ingredients and their acceptable maximum levels, as well as on ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 (“novel foods”) without going through an extensive registration and pre-market approval process.

The FDA currently does not have a pre-market approval system for cosmetics. However, cosmetic products may become subject to more extensive regulation in the future. These events could interrupt the marketing and sale of our products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our products. In addition, the adoption of new regulations or changes in the interpretations and enforcement of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketability of our products, resulting in significant loss of net sales. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. If new or existing laws and regulations restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our products, this could have a material adverse effect on our business, financial condition, and operating results. If we fail to comply with the laws and regulations governing our products, we could face enforcement action, and we could be fined or forced to alter or stop selling our products.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

Government authorities regulate advertising and product claims regarding the efficacy and benefits of our products. These regulatory authorities typically require adequate and reliable scientific substantiation to support any marketing claims. What constitutes such reliable scientific substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. If we are unable to show adequate and reliable scientific substantiation for our product claims, or if our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for dietary supplements, cosmetics or devices that we offer, the United States Food and Drug Administration (the “FDA”) or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

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

If our current or any future device products are determined to be medical devices in a particular geographic market, or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products, including our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Boost. Any determination by regulatory authorities in our markets that these products or any future devices must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa or ageLOC Boost as medical devices in most of our markets, we have registered our ageLOC Spa systems as a medical device in Indonesia, Thailand, Peru and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market our facial spa for over-the-counter use. We currently intend to register ageLOC Boost as a medical device in the United States and Thailand. There have been legislative proposals in the Philippines relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Boost in this market. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy, makes medical claims regarding our products or uses our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions.

Where necessary, obtaining medical device registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility, to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies, and to modify our marketing claims regarding the registered product. While we successfully obtained clearance to market our facial spa for over-the-counter use in the United States, and registered our ageLOC Spa systems as a medical device in Indonesia, Thailand, Peru and Colombia, because medical device regulations vary widely from market to market, there can be no assurance we will not face challenges or delays in obtaining clearance in other markets, or that we will be able to make any required modifications or provide documentation necessary to obtain clearance. If we obtain such medical device clearance in order to sell a product in one market, such clearance may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

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

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Consumer protection laws and regulations governing our business continue to expand, and in some states such as California, class-action lawsuits based on increasingly novel theories of liability are expanding. Product liability claims could increase our costs, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through large product offerings our product liability risk may increase.

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

Legal, Regulatory and Compliance Risks
We may become involved in legal proceedings and other matters that could adversely affect our operations or financial results.

We have been, and may again become in the future, party to litigation, investigations, audits or other legal matters. These legal proceedings may include, among other things, claims alleging violation of the federal securities laws or claims related to employment matters, our products, business opportunity or advertising. Claims may be brought by a regulator, investor, member of our sales force, employee or other private parties and in some cases may be brought as class action lawsuits. For example, in 2014, we were named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China and as a nominal defendant in a shareholder derivative suit relating to the same issues. Also, beginning in 2014, we were in discussions with the Securities and Exchange Commission (“SEC”), which discussions were focused on a charitable donation we made in Mainland China in 2013 and issues related thereto. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues. We also have been involved in two separate disputes with customs authorities in Japan with respect to customs assessments on several of our products. Although we settled the purported class action, shareholder derivative action and SEC investigation during 2016 and the Japan courts reached final decisions on the customs disputes in 2013 and 2018, these matters were, and any future matters that we may become involved in may be, expensive and time consuming. In general, litigation claims, regulatory actions or other legal matters could result in settlements, adverse rulings or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of any litigation to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

Non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and the anti-corruption laws of other jurisdictions where we operate generally prohibit companies and their agents or intermediaries from making improper payments for the purpose of obtaining or retaining business, and they require companies to maintain accurate books and records and internal accounting controls. We dedicate time and resources to internal investigations of any allegation that we are not or may not be in compliance with anti-corruption laws. Additionally, such allegations, even if untrue, may result in a government investigation, particularly given the trend in recent years of increased anti-corruption law enforcement activity and regulatory investigative actions by regulators in numerous jurisdictions, including the U.S. Department of Justice and the SEC. Our corporate policies require all employees to comply with the FCPA and other applicable anti-corruption laws, including the FCPA’s books-and-records and internal-accounting-controls requirements. Any regulatory determination, however, that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities.

In 2016, we reached a resolution with the SEC to pay $765,688 to settle the SEC’s allegations that our books and records and internal controls related to a charitable contribution in Mainland China in 2013 were insufficient. In agreeing to this settlement, we neither admitted nor denied the SEC’s findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective or prevent future fines or penalties under the FCPA or other anti-corruption laws. Our competitors operating in Mainland China have also faced similar allegations from U.S. regulators and been fined accordingly in some circumstances. For example, in 2020, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China.

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

We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes. We have also implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all fraud, misstatements in our financial reporting, and significant deficiencies or material weaknesses in our internal controls. Material weaknesses have in the past, and may in the future, resulted in a material misstatement of our financial results, requiring us to restate our financial statements.

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

Risks Associated with Taxes, Customs and Interest
Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

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

We are subject to taxes in the United States and numerous foreign jurisdictions, where our subsidiaries are organized. Tax laws, regulations, administrative practices and interpretations in various jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions. As a result, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our earnings and where earned, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation. In addition, U.S. and foreign governments may enact tax laws that could result in further changes to global taxation and may materially affect our operating results and financial condition.

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

Intellectual Property Risks
Our intellectual property may infringe on the rights of others, resulting in costly litigation.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. In particular, there has been an increase in the filing of suits alleging infringement of intellectual property rights, which pressure defendants into entering into settlement arrangements quickly to dispose of such suits, regardless of their merit. Other companies or individuals may allege that we, or our sales force, consumers, licensees or other parties indemnified by us, infringe on their intellectual property rights. Even if we believe that such claims are without merit, defending such intellectual property litigation can be costly, distract management’s attention and resources, and the outcome is inherently uncertain. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Any of these results may adversely affect our financial condition.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark and trade secret laws in the United States and other markets, and non-disclosure, confidentiality and other types of agreements with our employees, sales force, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign markets where we have significant business, including markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States.

The costs required to protect our patents and trademarks may be substantial or even not practical. We have filed patent and trademark applications to protect our intellectual property rights in our new technologies; however, there can be no assurance that our patent and trademark applications will be approved and issue, that any patents and trademarks issued will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

From time to time, we become aware of potential violations of our intellectual property rights. For example, we are aware of some products that may infringe on our intellectual property related to the ageLOC LumiSpa device. To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent and trademark infringement suits or interference proceedings and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our products could be adversely affected.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave to work for competitors. Our sales force members may seek other opportunities. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our current or former employees, sales force, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

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

Data Security and Privacy Risks
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

We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. For example, during 2018, the General Data Protection Regulation went into effect in the European Union, imposing increased data protection regulations, the violation of which could result in fines of up to 4% of our annual consolidated revenue. Many other jurisdictions have similarly enacted security and privacy regulations, including California and Mainland China, and we believe this trend will continue. In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. The prospect of new data privacy laws and ambiguity regarding the interpretation of existing laws has resulted in significant uncertainty and compliance costs. In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. In particular, maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. Making these changes is, and will likely continue to be, difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines and harm our reputation. Private actions by affected individuals could also result in significant monetary or reputational damage.

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

Risks Related to Our Common Stock
The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $65.65 per share on January 31, 2019 and closed at $57.87 per share on January 29, 2021. During this two-year period, our Class A common stock traded as low as $12.31 per share and as high as $69.79 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

General Risk Factors
Difficult economic conditions could harm our business.

Difficult economic conditions, such as high unemployment levels, inflation, or recession, could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, such economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition.

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

Research and Development Centers

We operate research and development centers in Provo, Utah and Shanghai, China.

Manufacturing Facilities

We operate manufacturing facilities in Mainland China, and two of the companies in our Rhyz strategic investment arm (Manufacturing segment) operate manufacturing facilities in Provo, Utah, Draper, Utah and West Valley City, Utah.

We own the above properties, except we lease the manufacturing facilities in Provo, Utah and West Valley City, Utah, certain of the manufacturing facilities in China, and the land for our facilities in Shanghai, China.

ITEM 3.	LEGAL PROCEEDINGS

We are currently in litigation with Don Roberts, a dairy farmer. Mr. Roberts claims he is a general partner in our indoor-growing business and related businesses. He also claims he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts is not an inventor of any of the business’s intellectual property and is not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We appealed that dismissal to the U.S. Court of Appeals for the Tenth Circuit. While the appeal was pending, Mr. Roberts filed an irrevocable covenant not to sue on the claims that gave rise to federal jurisdiction. We therefore informed the court that our appeal was moot, and the court dismissed our appeal in November 2020. In addition to these proceedings in the federal courts, this matter also has involved proceedings in Utah state courts. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he is a general partner and, as such, is entitled to a 50% ownership interest and 50% of the profits generated by the business. Mr. Roberts also seeks damages exceeding $250 million. We filed a motion to dismiss this action in state court or, in the alternative, to transfer venue to Utah’s Fourth Judicial District Court. The court denied our motion, and we were unable to have the denial reversed on appeal. Discovery is ongoing in this case. We believe Mr. Roberts’s claims are without merit, and we intend to continue to vigorously defend ourselves.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2021 was 245. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2020	60,985	$54.12	60,985	$339.5
November 1 – 30, 2020	142,954	51.36	142,954	$332.2
December 1 – 31, 2020	121,540	52.09	121,540	$325.8
Total	325,479	$52.15	325,479

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2020 of an assumed $100 investment in our Class A common stock, the S&P MidCap 400 Consumer Staples Index and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P MidCap 400 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index
December 31, 2015	100.00	100.00	100.00
December 31, 2016	130.40	111.96	113.07
December 31, 2017	191.08	136.40	116.78
December 31, 2018	175.17	130.42	108.44
December 31, 2019	120.86	171.49	120.20
December 31, 2020	167.72	203.04	146.93

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

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which are included in this Annual Report on Form 10-K.

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2020, our revenue of $2.6 billion was primarily generated by our three primary brands: our beauty and personal care brand, Nu Skin; our wellness products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products.  In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include personal care and nutritional product manufacturing companies and indoor-growing technologies, which are sometimes referred to as controlled-environment agriculture. In 2020, the Rhyz companies generated $150.2 million, or 6%, of our 2020 reported revenue (excluding sales to our core Nu Skin business), substantially all of which was from the manufacturing companies.

Our Global Operations

Nu Skin’s operations span approximately 50 markets with approximately 84% of our 2020 revenue coming from outside of the United States. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations. In 2020, the impact from foreign-currency fluctuations on our revenue was flat compared to 2019. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2020, we had 1,557,302 persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate income by marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. “Sales Leaders” are our Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our Sales Leaders are also included in our Customer numbers, as they purchase products from the company and are within the definition of our “Customers.”

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

Product Innovation

Our sales force markets and sells our products, and attracts others to the opportunity, based on the distinguishing benefits and innovative characteristics of our products. As a result, we leverage our scientific expertise and product development resources to introduce innovative beauty, wellness and anti-aging products. Our sales force is increasingly using social media to market and sell our products. To continue to leverage social media, it is imperative that we develop demonstrable products that are unique and engaging to younger consumers.

Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers and Sales Leaders.

Our Product Launch Process

We use a variety of methods to launch our products, enabling us to tailor the launch process to the specific market and the specific product. Prior to making a key product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers and Sales Leaders to our business, increases consumer trial and provides important marketing and forecasting information about the products to our company.

Beginning in the second half of 2020 and continuing into 2021, we are launching our ageLOC Boost beauty device system.

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

For markets other than Mainland China, in 2020, we sourced most of our personal care products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our personal care products and nutritional supplements sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In 2018 and 2020 we acquired a total of four companies in the United States that are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

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

Outside of Mainland China, Brand Affiliates also have the opportunity to make profits by purchasing products from us at a discount and selling them to consumers with a mark-up. We do not account for, nor pay, additional commissions on these mark-ups received by Brand Affiliates. In many markets, we also allow individuals who are not part of our sales force, whom we refer to as “preferred customers,” to buy products directly from us at a discount. We pay commissions on preferred customer purchases to the referring member of our sales force.

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

Provision for income taxes depends on the statutory tax rates in each of the jurisdictions in which we operate. For example, statutory tax rates in 2020 were approximately 17% in Hong Kong, 20% in Taiwan, 25% in South Korea, 36% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2020, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 25.3% for the year ended December 31, 2020.

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto. Management considers our critical accounting policies to be accounting for income taxes and accounting for intangible assets. In each of these areas, management makes estimates based on historical results, current trends and future projections.

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2020, we had net deferred tax assets of $34.8 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits and net operating losses. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2020. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2020. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2017. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. We have elected to participate in the CAP program for 2021 and may elect to continue participating in CAP for future tax years; we may withdraw from the program at any time. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2014. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $2.5 to $3.5 million.

At December 31, 2020, we had $17.6 million in unrecognized tax benefits of which $17.6 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2019, we had $13.5 million in unrecognized tax benefits of which $13.5 million, if recognized, would affect the effective tax rate. We recognized an increase of approximately $1.5 million in interest and penalties expense during the year ended December 31, 2020 and $0.7 million in interest and penalties during the year ended December 31, 2019. We had approximately $5.1 million, $3.6 million and $2.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2020, 2019 and 2018, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. Beginning in 2011, we had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We used the quantitative assessment for fiscal year 2020. We elected to perform the qualitative assessment for fiscal years 2019 and 2018. Considerable management judgment is necessary to measure fair value. We did not recognize any impairment charges for goodwill or intangible assets during the periods presented.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of sales	25.5	24.0	23.7

Gross profit	74.5	76.0	76.3

Operating expenses:
Selling expenses	39.5	39.5	40.0
General and administrative expenses	25.0	25.4	24.7
Restructuring and impairment expenses	—	—	2.6

Total operating expenses	64.5	64.9	67.3

Operating income	10.0	11.0	9.0
Other income (expense), net	(0.1)	(0.5)	(0.8)

Income before provision for income taxes	9.9	10.5	8.2
Provision for income taxes	2.5	3.4	3.7

Net income	7.4%	7.2%	4.5%

2020 Compared to 2019

Overview

Revenue in 2020 increased 7% to $2.58 billion from $2.42 billion in 2019. As of the end of the fourth quarter of 2020, Sales Leaders increased 29% and Customers increased 34% compared to the prior year.

Our results benefited from our strategic shift to become a more digital business, as well as the current environment where consumers are spending more time online and working from home, and our sales leaders have been able to leverage the power of social sharing to achieve greater levels of productivity.  If and when the COVID-19 pandemic subsides, there is uncertainty as to the impact on trends towards online shopping and how our business would be impacted by changes in those trends. Our 7% revenue growth was driven by solid growth in our Americas/Pacific and EMEA segments, where our Brand Affiliates have more broadly adopted social commerce to share our products. The pandemic negatively impacted our Asia markets more heavily, as our sales force generally relies more on in-person meetings in those markets and the social sharing model is less mature. Our 2020 results also benefited from our continued technology enhancements and approximately $98 million of sales as part of our ageLOC Boost product launch.

Earnings per share in 2020 increased 17% to $3.63 from $3.10 in 2019. The increase in earnings per share is primarily driven by the increase in revenue, lower weighted-average outstanding shares due to our stock repurchases and a lower tax rate, partially offset by increases in freight cost and general and administrative expenses.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, Hong Kong/Taiwan, and EMEA—and our Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the years ended December 31, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2020	2019	Change	Change(1)
Nu Skin
Mainland China	$625,538	$722,526	(13)%	(14)%
Americas/Pacific	511,941	349,078	47%	53%
South Korea	326,478	329,978	(1)%	—
Southeast Asia	302,708	301,620	—	1%
Japan	273,681	260,039	5%	3%
EMEA	230,246	167,165	38%	35%
Hong Kong/ Taiwan	161,117	166,335	(3)%	(6)%
Other	(17)	1,621	(101)%	(101)%
Total Nu Skin	2,431,692	2,298,362	6%	6%
Manufacturing	149,339	121,917	22%	22%
Grow Tech	903	137	559%	559%
Total	$2,581,934	$2,420,416	7%	7%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2020 and 2019 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 15 to the consolidated financial statements contained in this report.

	Year Ended December 31,
	2020	2019	Change
Nu Skin
Mainland China	$181,024	$191,570	(6)%
Americas/Pacific	91,627	57,090	60%
South Korea	100,933	99,892	1%
Southeast Asia	75,538	82,455	(8)%
Japan	68,027	61,081	11%
EMEA	24,078	10,195	136%
Hong Kong/Taiwan	33,466	33,569	—
Total Nu Skin	574,693	535,852	7%
Manufacturing	21,168	15,693	35%
Grow Tech	(22,430)	(19,509)	(15)%

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2020 and 2019. “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are our Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of December 31, 2020		As of December 31, 2019		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	381,460	21,990	292,812	17,987	30%	22%
Americas/Pacific	404,955	14,439	220,216	7,607	84%	90%
South Korea	158,953	7,059	168,972	7,251	(6)%	(3)%
Southeast Asia	154,355	8,903	136,349	7,480	13%	19%
Japan	128,400	6,318	125,557	5,916	2%	7%
EMEA	258,587	7,063	153,330	4,619	69%	53%
Hong Kong/Taiwan	70,592	4,663	65,669	3,900	7%	20%
Total	1,557,302	70,435	1,162,905	54,760	34%	29%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our Mainland China market was able to return to growth in the fourth quarter of 2020, with revenue of $172.4 million for the quarter compared to $154.7 million for the prior-year quarter. Our fourth-quarter reported revenue also reflects a benefit of 6% from foreign-currency fluctuations. While full year 2020 revenue decreased 13%, this segment generated improving trends as the year progressed.  The year-over-year decrease in revenue in Mainland China for 2020 reflects the 2019 contraction of our business in this market, compounded by the impact of COVID-19 and the related public-health restrictions, which severely limited large in-person meetings in 2020. Our Customers and Sales Leaders increased 30% and 22%, respectively, benefiting from our fourth quarter ageLOC Boost preview, along with successful customer initiatives, including the second quarter launch of a new loyalty program. We generated approximately $53 million of ageLOC Boost sales during 2020, including approximately $33 million during the fourth quarter. We continue to focus on and implement technology solutions to better enable us and our sales force to participate in virtual meetings, conduct online trainings and perform digital product expos and promotions.

The year-over-year decrease in segment contribution primarily reflects lower revenue in 2020. This was partially offset by a 1.6 percentage-point increase in gross margin as a percentage of revenue due to changes in product mix along with a 1.6 percentage-point decrease in selling expense as a percentage of revenue for 2020. The salaries and service fees of our sales force in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue. General and administrative expenses decreased $10.6 million, primarily due to lower expenses associated with sales force events due to COVID-19 restrictions.

Americas/Pacific. Our Americas/Pacific markets continue to benefit from greater adoption of innovative products shared increasingly via the social commerce business model supported by our digital tools, combined with the current environment where consumers are spending more time at home, shopping and working online.  This contributed to a 47% increase in revenue for 2020. The new social and digital tools as well as strong sales leadership in social sharing in these markets have enabled our sales force to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic. These factors also led to a significant increase in Customers and Sales Leaders. Our Latin America markets continue to show significant momentum, with increasing digital maturity leveraging a highly social demographic of Sales Leaders.  Our reported revenue also reflects a negative currency impact of 6% for 2020, primarily due to the weakening of our Latin America markets’ currencies against the U.S. Dollar, especially the Argentina peso.   In our U.S. market, we plan to introduce and launch ageLOC Boost during late 2021.

The year-over-year increase in segment contribution for 2020 primarily reflects the increase in revenue and a decrease in selling expenses as a percentage of revenue. These factors were partially offset by a lower gross margin, which primarily reflects an increase in freight cost and changes in our product mix, with a higher shift to devices, which carry a lower gross margin than our other Nu Skin products. Additionally, general and administrative expenses increased for 2020, primarily reflecting higher labor expenses to support growth and higher employee incentive compensation from exceeding our incentive targets, as well as expenses associated with a regional convention during 2020, although as a percentage of revenue it decreased 3.2 percentage points due to the higher revenue. The rapid growth in our Americas/Pacific region has placed a strain on our resources and required additional air freight of our products, particularly in the Latin America markets in order to meet the increasing demand.

South Korea. Our South Korea segment’s 2020 constant-currency revenue was flat compared to 2019; our reported revenue reflects a negative currency impact of 1% for 2020.  Our Customers and Sales Leaders declined for 2020 as a result of the impacts from COVID-19 and associated local in-person meeting restrictions.

Segment contribution increased 1%, reflecting a slight increase in gross margin due to a product shift to higher-margin products.

Southeast Asia. Our Southeast Asia segment revenue was even for the year. As previously disclosed, the impacts from the COVID-19 outbreak lasted longer in this segment than in many of our other markets.  Sales Leaders and Customers increased 19% and 13%, respectively, primarily from local promotions and excitement surrounding the fourth quarter ageLOC Boost launch.

The year-over-year decrease in segment contribution for 2020 primarily reflects the decline in revenue and a lower gross margin due to increased sales promotions.

Japan. Our Japan segment continues to perform well, with increases in revenue, Customers and Sales Leaders for the year, due to our ability to attract an increasingly younger demographic that is adept at social sharing. Our Japan market is beginning the ageLOC Boost launch in the first quarter of 2021.

The year-over-year increase in segment contribution reflects the increased revenue and a $1.7 million decline in general and administrative expenses, or 1.4 percentage points as a percent of sales, mainly from lower expenses related to sales force events, due to COVID-19 restrictions.

EMEA. Our EMEA segment had a strong 2020, benefiting from further adoption of the social sharing business model supported by our digital tools, combined with the current environment where consumers are spending more time shopping and working online. This contributed to a 38% increase in revenue, 53% increase in Sales Leaders and 69% increase in Customers. Our reported revenue also benefited 3% from foreign-currency fluctuations for 2020. Similar to our Americas/Pacific segment, the strong sales leadership in social sharing has allowed the EMEA segment to more effectively transact business digitally, which has been beneficial to our business during the COVID-19 pandemic. In our EMEA segment, we plan to introduce and launch ageLOC Boost during 2021.

The strong improvement in segment contribution for 2020 is primarily attributable to higher revenue and the fixed nature of general and administrative expenses, partially offset by a lower gross margin from higher freight cost and a shift in product mix to more devices, which carry a lower margin. The rapid growth in this region has placed a strain on our resources and required additional air freight of our products to meet the increasing demand.

We currently do not expect that the United Kingdom’s withdrawal from the European Union will have a material impact on our business but will continue to monitor this situation.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment continues to be challenged from the ongoing decline from 2019 and further impacted by the social incidents in Hong Kong and COVID-19, with 3% decline in revenue.  Our Customers and Sales Leaders increased from fourth-quarter product launches. Our reported revenue benefited 3% from foreign-currency fluctuations for 2020.

Segment contribution remained flat for 2020 compared to 2019.

Manufacturing. Our Manufacturing segment generated a 22% increase in revenue for 2020.  Our previous investments in additional capacity have allowed our manufacturing companies to continue to increase revenue as the demand for nutrition and personal care products continues to expand.

The $5.5 million improvement in segment contribution reflects the revenue increases and improved gross margin, primarily due to a shift in product mix.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We have found that some of this technology has broader applications in agriculture, and we are investing to pursue these potential opportunities. We are expecting continued losses in 2021 from this segment as we continue to research and refine the technology. We are currently evaluating strategic alternatives with respect to this business.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2020 increased 7% to $2.58 billion, compared to $2.42 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 74.5% in 2020, compared to 76.0% in 2019. Gross profit as a percentage of revenue for core Nu Skin decreased 1.4% to 77.0%.  Our Nu Skin gross profit was negatively impacted by higher freight cost during 2020 due to expediting orders to meet higher demand. Also contributing to the lower gross margin is that the growth in our Nu Skin business was primarily in the Americas and EMEA, which have lower gross margins than other markets, combined with an overall increase in our sales percentage from our Manufacturing segment which produces a lower gross margin.

Selling expenses

Selling expenses as a percentage of revenue was 39.5% for both 2020 and 2019.  Our core Nu Skin business’s selling expense as a percentage of revenue increased 0.3 percentage points to 41.9% for 2020, compared to 41.6% for 2019. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders.  Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses increased to $646.8 million in 2020, compared to $616.0 million in 2019. The $30.9 million increase primarily relates to an increase of $57.3 million in labor expense associated with employee incentive compensation in 2020 upon achievement of performance goals, partially offset by decreases of $11.3 million for travel and $20.8 million for sales force events as a result of COVID-19 restrictions that were in place during 2020 and our 2019 global convention, which we hold every other year. As a percentage of revenue, general and administrative decreased 0.4% to 25.0% for 2020, compared to 25.4% for 2019.

Other income (expense), net

Other income (expense), net for 2020 was $(1.3) million of expense, compared to $(12.3) million of expense in 2019. The decrease in expense primarily reflects an $6.1 million decrease in interest expense due to a decline in interest rates, along with a lower average balance outstanding on our revolving credit facility during 2020 than 2019.

Provision for income taxes

Provision for income taxes decreased to $64.9 million in 2020 from $81.6 million in 2019. Our effective tax rate decreased to 25.3% of pre-tax income in 2020 from 32.0% in 2019. The decrease in the effective tax rate for 2020 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset the U.S. income taxes.

For 2021, we currently anticipate that our effective tax rate will be approximately 26-32%. Our actual 2021 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income

As a result of the foregoing factors, net income in 2020 increased to $191.4 million, compared to $173.6 million in 2019.

2019 Compared to 2018

For a comparison of our operating results for 2019 compared to 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 13, 2020.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $379.1 million in cash from operations during 2020, compared to $177.9 million in cash from operations during 2019. This increase in cash generated from operations during 2020 primarily reflects the strong fourth quarter of 2020, with a 28% increase in revenue over the fourth quarter of 2019.  The fourth-quarter growth additionally caused an increase in our accrued commission payments and accrued employee incentive payments to be made in first quarter of 2021. The payment of these accrued expenses will have a negative impact our cash from operations in the first quarter of 2021.

As of December 31, 2020, cash and cash equivalents, including current investments, were $423.9 million compared to $344.0 million as of December 31, 2019. This increase in cash and cash equivalents primarily reflects strong cash from operations, partially offset by the quarterly dividend payments, debt repayments, repurchases of our stock and purchases of property and equipment. Working capital as of December 31, 2020 was $360.3 million compared to $383.4 million as of December 31, 2019. The slight decrease in working capital was primarily attributable to an increase of $156.4 million in accrued expenses due to our fourth-quarter growth and an increase in accounts payable of $27.2 million from increased inventory purchases due to sales growth mainly in our Manufacturing segment, partially offset by a $38.5 million increase in inventory, an increase in prepaid expenses and other from a deposit becoming collectible in the next 12 months related to our lease of a facility in South Korea, and an increase in cash and cash equivalents.

Cash requirements. For 2021, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-42% of our core Nu Skin revenue.  These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2021.  In addition we expect our 2021 operating lease payments will be approximately $49 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $70-85 million for 2021.
●
Cash requirements for financing activities. In 2021 we are obligated to make a total of $30 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2021, approximating $19-20 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

For 2022 and onward, we currently expect the above material cash requirements will remain.  See Note 6 and Note 7 to the consolidated financial statements contained in this report for our future cash requirements related to our debt principal repayment and our maturities of lease liabilities.

We intend to fund the aforementioned cash requirements with our cash from operations and draw on our revolving credit facility, as needed, to address any short-term funding requirements.

Capital expenditures. Capital expenditures in 2020 totaled $63.8 million. We expect that the capital expenditures in 2021 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets; and
●	purchases and expenditures for computer systems and equipment, software, and application development.

We estimate that capital expenditures for the uses listed above will total approximately $55–65 million for 2021. In addition, we are also in the building phase for a new manufacturing plant in Mainland China.  To date we have spent approximately $22 million and expect that our expenditures for this project will total approximately $55 million over the next 1-2 years, including approximately $15-20 million during 2021.

Credit agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off our previous credit agreement and the outstanding balance on our 2016 convertible notes that were converted at the election of the holder in the first quarter of 2018. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2020 and 2019, we had no outstanding borrowings under our revolving credit facility, and $337.5 million and $365.0 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $2.1 million and $3.0 million as of December 31, 2020 and 2019, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Derivative instruments. As of December 31, 2020, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2020, we repurchased approximately 5.1 million shares of our Class A common stock under the plan for $144.3 million. As of December 31, 2020, $325.8 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. We paid quarterly cash dividends of $0.375 per share in March, June, September and December of 2020, for a total of $20.7 million, $19.4 million, $19.2 million and $19.1 million, respectively. In February 2021, our board of directors declared a quarterly cash dividend of $0.38 per share to be paid on March 10, 2021 to stockholders of record on February 26, 2021. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2020 and 2019, we held $423.9 million and $344.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $374.7 million and $277.9 million as of December 31, 2020 and 2019, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2020 and 2019, we had $103.0 million and $76.6 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2020 and 2019, we had $10.6 million and $2.1 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contingent Liabilities

Please refer to Note 16 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

Prior to making a key product generally available for purchase, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings may generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Sales Leaders and/or Customers during the quarter and can skew year-over-year and sequential comparisons.

Recent Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 2 to consolidated financial statements contained in this report..

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2020, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2020, 2019 and 2018.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2020, and 2019, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2020 and 2019, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2020				2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	79.5	73.0	67.4	61.4	59.4	49.6	43.9	38.9
Australia	1.4	1.4	1.5	1.5	1.5	1.5	1.4	1.4
Canada	1.3	1.3	1.4	1.3	1.3	1.3	1.3	1.3
Chile	757.0	780.5	818.1	801.1	758.0	704.1	683.5	667.4
Eurozone countries	0.8	0.9	0.9	0.9	0.9	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	14,339	14,722	14,880	14,265	14,056	14,114	14,263	14,137
Japan	104.4	106.1	107.6	108.9	108.7	107.3	109.9	110.2
Mainland China	6.6	6.9	7.1	7.0	7.0	7.0	6.8	6.7
Malaysia	4.1	4.2	4.3	4.2	4.2	4.2	4.1	4.1
Mexico	20.6	22.1	23.2	19.8	19.3	19.4	19.1	19.2
Philippines	48.3	48.9	50.4	50.9	51.0	51.8	52.0	52.4
Singapore	1.3	1.4	1.4	1.4	1.4	1.4	1.4	1.4
South Africa	15.6	16.9	17.7	15.3	14.7	14.7	14.4	14.0
South Korea	1,117.2	1,188.8	1,219.9	1,192.3	1,175.0	1,194.4	1,165.8	1,125.0
Taiwan	28.4	29.3	29.9	30.1	30.4	31.2	31.1	30.8
Thailand	30.6	31.3	31.9	31.3	30.3	30.7	31.6	31.6
Vietnam	23,154	23,182	23,353	23,235	23,191	23,213	23,314	23,201

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt.  As of December 31, 2020, we had $335.4 million outstanding on the term loan, net of unamortized debt issuance cost, and no outstanding borrowings on our revolving credit facility.  Our four interest rate swaps reduce our exposure to interest rate risk on our term loan by $200.0 million as of December 31, 2020.  As a result, the total variable debt of $135.4 million was exposed to market risks as of December 31, 2020. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.4 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

LIBOR is used as a reference rate for our term loan, revolving credit facility and our interest rate swap agreements we use to hedge our interest rate exposure. In 2017, the Financial Conduct Authority announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. Our Credit Agreement includes a provision related to the potential discontinuance of LIBOR to be replaced with one or more Secured Overnight Financing Rate (SOFR) values or another alternate benchmark rate. However, if LIBOR ceases to exist after 2021, the interest rates under the alternative rate could be higher than LIBOR. In addition, the value of derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. We continue to review the impact the LIBOR phase-out will have on the Company.

For additional information about our market risk see Note 14 to the consolidated financial statements contained in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.
Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$402,683	$335,630
Current investments	21,216	8,413
Accounts receivable, net	63,370	50,378
Inventories, net	314,366	275,891
Prepaid expenses and other	101,563	69,854
Total current assets	903,198	740,166

Property and equipment, net	468,181	453,604
Operating lease right-of-use assets	155,104	144,326
Goodwill	202,979	196,573
Other intangible assets, net	89,532	80,321
Other assets	138,082	154,016
Total assets	$1,957,076	$1,769,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,174	$38,979
Accrued expenses	446,682	290,281
Current portion of long-term debt	30,000	27,500
Total current liabilities	542,856	356,760

Operating lease liabilities	112,275	105,701
Long-term debt	305,393	334,461
Other liabilities	102,281	96,795
Total liabilities	1,062,805	893,717

Commitments and contingencies (Notes 7 and 16)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	579,801	557,544
Treasury stock, at cost – 39.7 million and 35.0 million shares	(1,461,593)	(1,324,826)
Accumulated other comprehensive loss	(64,768)	(85,292)
Retained earnings	1,840,740	1,727,772
Total stockholders’ equity	894,271	875,289
Total liabilities and stockholders’ equity	$1,957,076	$1,769,006

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$2,581,934	$2,420,416	$2,679,008
Cost of sales	658,028	581,420	634,140
Gross profit	1,923,906	1,838,996	2,044,868

Operating expenses:
Selling expenses	1,019,494	955,600	1,071,020
General and administrative expenses	646,848	615,970	662,302
Restructuring and impairment expenses	—	—	70,686
Total operating expenses	1,666,342	1,571,570	1,804,008

Operating income	257,564	267,426	240,860
Other income (expense), net (Note 17)	(1,332)	(12,254)	(21,194)

Income before provision for income taxes	256,232	255,172	219,666
Provision for income taxes	64,877	81,619	97,779

Net income	$191,355	$173,553	$121,887

Net income per share:
Basic	$3.66	$3.13	$2.21
Diluted	$3.63	$3.10	$2.16

Weighted-average common shares outstanding (000s):
Basic	52,296	55,518	55,170
Diluted	52,765	55,927	56,476

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$191,355	$173,553	$121,887

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of $(299), $(467), and $2,275 respectively	19,708	(5,358)	(13,474)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(220), $— and $18, respectively	797	—	(160)
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(5), $—, and $(2), respectively	19	—	18
	20,524	(5,358)	(13,616)
Comprehensive income	$211,879	$168,195	$108,271

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2018	$91	$466,349	$(1,304,694)	$(66,318)	$1,609,168	$704,596

Cumulative effect adjustment from adoption of ASC Topic 606	—	—	—	—	(13,042)	(13,042)
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	—	—	(1,681)	(1,681)
Net income	—	—	—	—	121,887	121,887
Other comprehensive income, net of tax	—	—	—	(13,616)	—	(13,616)
Repurchase of Class A common stock (Note 8)	—	—	(69,565)	—	—	(69,565)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	2,804	7,973	—	—	10,777
Stock-based compensation	—	26,609	—	—	—	26,609
Business Acquisition (1.5 million shares)	—	80,064	19,794	—	—	99,858
Equity component of convertible note settlement (net)	—	(23,262)	19,887	—	—	(3,375)
Cash dividends	—	—	—	—	(80,581)	(80,581)
Balance at December 31, 2018	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC Topic 842	—	—	—	—	657	657
Net income	—	—	—	—	173,553	173,553
Other comprehensive income, net of tax	—	—	—	(5,358)	—	(5,358)
Repurchase of Class A common stock (Note 8)	—	—	(825)	—	—	(825)
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(4,929)	2,604	—	—	(2,325)
Stock-based compensation	—	9,909	—	—	—	9,909
Cash dividends	—	—	—	—	(82,189)	(82,189)
Balance at December 31, 2019	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	191,355	191,355
Other comprehensive income, net of tax	—	—	—	20,524	—	20,524
Repurchase of Class A common stock (Note 8)	—	—	(144,334)	—	—	(144,334)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(1,803)	7,567	—	—	5,764
Stock-based compensation	—	24,060	—	—	—	24,060
Cash dividends	—	—	—	—	(78,387)	(78,387)
Balance at December 31, 2020	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$191,355	$173,553	$121,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,991	76,650	83,003
Non-cash lease expense	46,163	44,460	—
Stock-based compensation	24,060	9,909	26,609
Foreign currency (gains)/losses	(287)	3,829	16,381
Loss on disposal of assets	3,209	—	—
Impairment of fixed assets	—	—	48,551
Equity method earnings	—	—	(456)
Gain on step acquisition	—	—	(13,644)
Loss on extinguishment of debt	—	—	7,220
Deferred taxes	(11,914)	1,965	(14,929)
Changes in operating assets and liabilities:
Accounts receivable	(11,207)	2,746	(10,453)
Inventories, net	(31,137)	18,446	(33,371)
Prepaid expenses and other	(153)	(17,435)	(1,536)
Other assets	(31,616)	(67,109)	887
Accounts payable	24,836	(7,184)	(9,164)
Accrued expenses	87,452	(86,997)	(7,433)
Other liabilities	14,389	25,098	(10,814)
Net cash provided by operating activities	379,141	177,931	202,738

Cash flows from investing activities:
Purchases of property and equipment	(63,823)	(66,067)	(70,371)
Proceeds on investment sales	14,037	11,160	11,536
Purchases of investments	(14,693)	(8,432)	(11,420)
Acquisitions (net of cash acquired)	(14,949)	(8,073)	(38,506)
Net cash used in investing activities	(79,428)	(71,412)	(108,761)

Cash flows from financing activities:
Payment of cash dividends	(78,387)	(82,189)	(80,581)
Repurchase of shares of common stock	(144,334)	(825)	(69,565)
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	5,764	(2,325)	10,777
Finance lease principal payments	(709)	—	—
Payment of debt issuance costs	—	—	(7,243)
Payments on long-term debt	(142,500)	(214,455)	(552,500)
Proceeds from long-term debt	115,000	145,000	582,398
Net cash used in financing activities	(245,166)	(154,794)	(116,714)

Effect of exchange rate changes on cash	12,506	(3,006)	(16,751)

Net increase (decrease) in cash and cash equivalents	67,053	(51,281)	(39,488)

Cash and cash equivalents, beginning of period	335,630	386,911	426,399

Cash and cash equivalents, end of period	$402,683	$335,630	$386,911

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; South Korea; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa—its Manufacturing segment, which includes the manufacturing and packaging subsidiaries it has acquired; and its Grow Tech segment, which focuses on developing controlled-environment agriculture technologies (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

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

Accounts receivable

Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for core Nu Skin consists primarily of credit card receivables, while accounts receivable for our Manufacturing segment consistent primarily of trade receivables from customer sales.  For the Company’s trade receivables from its manufacturing customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.
Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $14.2 million and $12.3 million as of December 31, 2020 and 2019, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Raw materials	$118,877	$87,942
Finished goods	195,489	187,949
Total inventory, net	$314,366	$275,891

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2020	2019	2018
Beginning balance	$12,295	$14,149	$8,081
Additions	15,952	14,931	23,940
Write-offs	(13,998)	(16,785)	(17,872)
Ending balance	$14,249	$12,295	$14,149

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Deferred charges	$10,540	$8,142
Prepaid income tax	—	8,905
Prepaid inventory and import costs	4,123	4,277
Prepaid rent, insurance and other occupancy costs	9,182	12,516
Prepaid promotion and event cost	10,002	7,159
Prepaid other taxes	10,565	7,965
Prepaid software license	9,107	3,317
Deposits (1)	33,312	1,208
Other	14,732	16,365
Total prepaid expense and other	$101,563	$69,854

(1)	During 2020, a deposit related to a long-term lease was reclassified to short term as we expect to convert to cash within the next twelve months.

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

Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior periods are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and operating lease liabilities on the consolidated balance sheets. Finance leases are included in other assets, accrued expenses and other liabilities on the consolidated balance sheet.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the balance sheet. The Company’s lease agreements do not contain any residual value guarantees.

The Company has lease agreements with lease and non-lease components.  The Company accounts for the lease and non-lease components as a single lease component.

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on June 30. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. In fiscal year 2020, a quantitative assessment was performed. The Company elected to perform the qualitative assessment during fiscal years 2019 and 2018, and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

No impairment charges were recorded for goodwill or intangibles during the periods presented.

Other assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Deferred taxes	$35,414	$30,780
Deposits for noncancelable operating leases	20,783	46,894
Cash surrender value for life insurance policies	45,453	41,707
Right-of-use assets, Financing, net	9,385	—
Other	27,047	34,635
Total other assets	$138,082	$154,016

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Accrued sales force commissions and other payments	$149,481	$103,532
Accrued income taxes	13,921	—
Accrued other taxes	45,018	29,657
Accrued payroll and other employee expenses	65,272	30,610
Accrued payable to vendors	47,201	34,760
Short-term operating lease liability	44,981	39,349
Accrued royalties	1,008	514
Sales return reserve	3,978	3,903
Deferred revenue	35,054	20,162
Other	40,768	27,794
Total accrued expenses	$446,682	$290,281

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Deferred tax liabilities	$626	$10,741
Reserve for other tax liabilities	22,731	17,121
Liability for deferred compensation plan	47,543	43,238
Pension plan benefits reserve	2,981	3,454
Finance lease liabilities	7,728	—
Asset retirement obligation	6,717	6,631
Other	13,955	15,610
Total other liabilities	$102,281	$96,795

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $4.0 million and $3.9 million as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company recorded sales returns of $49.5 million, $52.2 million and $52.0 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

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

The balance of deferred revenue related to contract liabilities was $18.2 million and $12.5 million as of December 31, 2020, and 2019, respectively. The contract liabilities impact to revenue for the years ended December 31, 2020, 2019 and 2018 was an decrease of $5.7 million and an increase of $1.3 million and $1.1 million, respectively.

Disaggregation of Revenue

Please refer to Note 15 - Segment Information for revenue by segment and product line.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expense incurred for the years ended December 31, 2020, 2019 and 2018 totaled $14.7 million, $16.3 million and $19.1 million, respectively.

Selling expenses

Selling expenses are the Company’s most significant expense and are classified as operating expenses. Selling expenses include commissions the Company pays to its Brand Affiliates, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. The term “Brand Affiliates” refers to members of the Company’s independent sales force in all of the Company’s markets besides Mainland China. In each of the Company’s markets, except Mainland China, Sales Leaders can earn “multi-level” compensation under the Company’s global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials.
Outside of Mainland China, the Company’s Brand Affiliates may make profits by purchasing the products from the Company at a discount and selling them to consumers with a mark-up. The Company does not account for nor pay additional commissions on these mark-ups received by Brand Affiliates. In many markets, the Company also allows individuals who are not members of its sales force, referred to as “preferred customers,” to buy products directly from the Company at a discount. The Company pays commissions on preferred customer purchases to the referring member of its sales force.

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $23.3 million, $30.1 million and $23.0 million in 2020, 2019 and 2018, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2020. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2017. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in the CAP program for 2021 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2014. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2020	2019	2018
Gross balance at January 1	$13,507	$11,456	$5,514
Increases related to prior year tax positions	2,958	775	5,161
Increases related to current year tax positions	3,302	2,273	3,704
Settlements	(1,091)	—	(956)
Decreases due to lapse of statutes of limitations	(1,377)	(1,051)	(1,483)
Currency adjustments	321	54	(484)
Gross balance at December 31	$17,620	$13,507	$11,456

At December 31, 2020, the Company had $17.6 million in unrecognized tax benefits of which $17.6 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2019, the Company had $13.5 million in unrecognized tax benefits of which $13.5 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $2.5 to $3.5 million.

During the years ended December 31, 2020, 2019 and 2018 the Company recognized $1.5 million, $0.7 million and $1.3 million, respectively in interest and penalties expenses related to uncertain tax positions. The Company had $5.1 million, $3.6 million and $2.9 million of accrued interest and penalties related to uncertain tax positions at December 31, 2020, 2019 and 2018, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated financial statements. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $65.6 million (net of tax of $7.1 million), $85.3 million (net of tax of $7.4 million), and $79.9 million (net of tax of $7.9 million), at December 31, 2020, 2019 and 2018, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2020, and 2019, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the year ended December 31, 2020, 2019 and 2018.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2020 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2020 and 2019, the fair value of debt was $337.5 million and $365.0 million, respectively. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $24.1 million, $9.9 million and $26.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018, these amounts reflect the reversal of none, $4.3 million, and none, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2020, 2019 and 2018, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

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

In March 2020, the FASB issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2020	2019
Land	$45,242	$44,532
Buildings	278,779	273,264
Construction in progress(1)	34,954	17,707
Furniture and fixtures	146,413	130,591
Computers and equipment	137,914	147,806
Leasehold improvements	164,963	160,623
Scanners	8,119	8,040
Vehicles	2,112	2,081
	818,496	784,644
Less: accumulated depreciation	(350,315)	(331,040)
	$468,181	$453,604

(1)
Construction in progress includes $13.6 million and $10.8 million as of December 31, 2020 and 2019, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $62.5 million, $61.7 million and $56.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The Company recorded an impairment of $48.6 million for the year ended December 31, 2018 in connection with our fiscal year 2018 restructuring plan, see Note 20 – Restructuring and Severance Charges.

4.	Goodwill

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2020 and 2019 (U.S. dollars in thousands):

	December 31,
	2020	2019
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
Southeast Asia	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Manufacturing(1)	78,875	72,469
Grow Tech	9,150	9,150
Total	$202,979	$196,573

(1)	The increase in manufacturing goodwill relates to a manufacturing company acquired during 2020, see Note 19 - Acquisitions for additional information.

All of the Company’s goodwill is recorded in U.S. dollar functional currency and allocated to the respective segments. Goodwill is not amortized; rather, it is subject to annual impairment tests. Annual impairment tests were completed, resulting in no impairment charges for any of the periods shown.
,
5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2020	2019
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599
Other indefinite lived intangibles	3,763	3,763
	$28,362	$28,362

	December 31, 2020		December 31, 2019
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-average Amortization Period
Scanner technology	$40,716	$40,716	$46,482	$45,724	18 years
Developed technology	32,546	21,680	22,500	20,856	16 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	6,145	2,938	5,938	2,462	11 years
Other	71,095	23,998	92,331	46,250	10 years
	$162,100	$100,930	$178,849	$126,890	14 years

Amortization of finite-life intangible assets totaled $9.8 million, $13.4 million and $18.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2021	$11,227
2022	10,090
2023	9,495
2024	8,512
2025	7,420

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

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2020, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2020 and 2019:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2020 (1)(2)	Balance as of December 31, 2019 (2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$337.5 million	$365.0 million	Variable 30 day: 2.40%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		—	—	Variable 30 day: —	Revolving line of credit expires April 18, 2023.

(1)	As of December 31, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $30.0 million of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.1 million and $3.0 million as of December 31, 2020 and 2019, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2020, based on the year-end exchange rate, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2021	$30,000
2022	37,500
2023	270,000
2024	—
2025	—
Thereafter	—
Total(1)	$337,500

(1)	The carrying value of the debt reflects the amounts stated in the above table less a debt discount of $2.1 million, which is not reflected in this table.

7.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 25 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2020, the weighted average remaining lease term was 6.4 and 4.7 years for operating and finance leases, respectively. As of December 31, 2020, the weighted average discount rate was 4.3% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense
Operating lease cost	$51,828	$51,072
Variable lease cost	4,366	3,387
Short-term lease cost	1,056	169
Sublease income	(5,052)	(5,743)
Finance lease expense
Amortization of right-of-use assets	1,023	—
Interest on lease liabilities	154	—
Total lease expense	$53,375	$48,885

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2020	2019
Operating cash outflow from operating leases	$56,395	$54,993
Operating cash outflow from finance leases	$138	$—
Financing cash outflow from finance leases	$709	$—
Right-of-use assets obtained in exchange for operating lease obligations	$82,662	$184,502
Right-of-use assets obtained in exchange for finance lease obligations	$9,206	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$49,045	$2,270
2022	34,617	2,267
2023	23,948	2,183
2024	19,064	2,085
2025	14,152	1,469
Thereafter	36,898	313
Total	177,724	10,587
Less: Finance charges	22,116	911
Total principal liability	$155,608	$9,676

The Company has additional lease liabilities of 0.2 million which have not yet commenced as of December 31, 2020, and as such, have not been recognized on the consolidated balance sheets.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2020 and 2019, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic weighted-average common shares outstanding	52,296	55,518	55,170
Effect of dilutive securities:
Stock awards and options	469	409	1,061
Convertible note	—	—	245
Diluted weighted-average common shares outstanding	52,765	55,927	56,476

For the years ended December 31, 2020, 2019 and 2018, other stock options totaling 0.4 million, 1.4 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. The convertible notes had a dilutive impact on EPS prior to their first quarter of 2018 conversion, when the average market price of the Company’s common stock for a given period exceeds the initial conversion price.

Dividends

Quarterly cash dividends for the years ended December 31, 2020 and 2019 totaled $78.4 million and $82.2 million or $0.375 per share in all quarters of 2020 and $0.37 for all quarters of 2019. The board of directors has declared a quarterly cash dividend of $0.38 per share of Class A common stock to be paid on March 10, 2021 to stockholders of record on February 26, 2021.

Repurchases of common stock

In 2015, the Company’s board of directors approved a stock repurchase plan authorizing the Company to repurchase up to $500.0 million of its outstanding shares of Class A common stock. In July 2018, the Company’s board of directors terminated the 2015 stock repurchase plan and approved a new repurchase plan with an initial authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans and, in 2018, from conversion of the convertible notes. During the years ended December 31, 2018, the Company repurchased 0.5 million shares of Class A common stock under the 2015 plan for an aggregate price of $40.6 million. During the years ended December 31, 2020, 2019 and 2018, the Company purchased 5.1 million, 14,000 and 0.4 million shares under the 2018 plan for $144.3 million, $0.8 million and $29.0 million, respectively. At December 31, 2020, $325.8 million was available for repurchases under the 2018 stock repurchase plan.

9.	Stock–Based Compensation

At December 31, 2020, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company’s board of directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the “2010 Omnibus Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees, independent consultants and directors of the Company and its subsidiaries. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. On June 3, 2013, the Company’s stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares. On May 24, 2016, the Company’s stockholders approved a Second Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.8 million shares. On June 3, 2020, the Company’s stockholders approved a Third amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 5.9 million shares.

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2020	2019	2018
Weighted-average grant date fair value of grants	$8.59	$19.72	$24.72
Risk-free interest rate (1)	1.4%	2.5%	2.6%
Dividend yield (2)	2.9%	2.7%	2.6%
Expected volatility (3)	40.7%	42.4%	45.6%
Expected life in months (4)	59 months	60 months	66 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.
(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.
(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2020 and changes during the year ended December 31, 2020 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – service based
Outstanding at December 31, 2019	962.5	$41.11
Granted	—	—
Exercised	(114.7)	32.82
Forfeited/cancelled/expired	(77.2)	77.39
Outstanding at December 31, 2020	770.6	38.71	2.06	$13,410
Exercisable at December 31, 2020	770.6	38.71	2.06	13,410

Options activity – performance based
Outstanding at December 31, 2019	2,158.4	$61.75
Granted	1,079.3	30.45
Exercised	(116.2)	31.13
Forfeited/cancelled/expired	(723.5)	69.82
Outstanding at December 31, 2020	2,398.0	46.71	4.89	$31,720
Exercisable at December 31, 2020	565.6	49.26	3.05	5,713

Options activity – all options
Outstanding at December 31, 2019	3,120.9	$55.38
Granted	1,079.3	30.45
Exercised	(230.9)	31.97
Forfeited/cancelled/expired	(800.7)	70.55
Outstanding at December 31, 2020	3,168.6	44.76	4.20	$45,130
Exercisable at December 31, 2020	1,336.3	43.18	2.48	19,124

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2020, 2019 and 2018, were as follows (U.S. dollars in thousands):

	December 31,
	2020	2019	2018
Cash proceeds from stock options exercised	$7,419	$368	$13,908
Tax (expense) / benefit realized for stock options exercised	(459)	430	3,217
Intrinsic value of stock options exercised	5,232	934	11,855

Nonvested restricted stock awards as of December 31, 2020 and changes during the year ended December 31, 2020 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2019	573.1	$58.99

Granted	614.6	38.58
Vested	(220.1)	56.50
Forfeited	(36.5)	51.98

Nonvested at December 31, 2020	931.1	$46.38

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $0.3 million, $2.6 million and $3.1 million of expense related to service condition stock options in 2020, 2019 and 2018, respectively; and $13.9 million, $11.5 million and $11.2 million of expense related to service condition restricted stock units in 2020, 2019 and 2018, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $9.9 million of expense, $4.1 million of income and $12.2 million of expense related to performance stock options in 2020, 2019 and 2018, respectively; and none, $0.1 million of expense and $0.1 million of income related to performance stock units in 2020, 2019 and 2018, respectively. The amount in 2019 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2020, there was $8.6 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. As of December 31, 2020, there was $28.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$56,628	$—	$—	$56,628
Derivative financial instruments asset	—	1,145	—	1,145
Life insurance contracts	—	—	45,453	45,453
Derivative financial instruments liability	—	(105)	—	(105)
Contingent consideration	—	—	(3,125)	(3,125)
Total	$56,628	$1,040	$42,328	$99,996

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$54,642	$—	$—	$54,642
Other long-term assets	3,216	—	—	3,216
Life insurance contracts	—	—	41,707	41,707
Total	$57,858	$—	$41,707	$99,565

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $21.2 million and $8.4 million as of December 31, 2020 and 2019, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 13, “Executive Deferred Compensation Plan.”

Derivative financial instruments asset and liability: Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.  See Note 14 – Derivative Financial Instruments for more information on derivative financial instruments.

Contingent consideration: Contingent consideration represents the obligations incurred in connection with acquisitions. The estimate of fair value of the contingent consideration obligations requires subjective assumptions to be made regarding the future business results, discount rates, discount periods and probabilities assigned to various potential business result scenarios and was determined using probability assessments with respect to the likelihood of reaching various targets or of achieving certain milestones. The fair value measurement is based on significant inputs unobservable in the market and thus represents a level 3 measurement. Changes in current expectations of progress could change the probability of achieving the targets within the measurement periods and result in an increase or decrease in the fair value of the contingent consideration obligation.

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Life Insurance Contracts	2020	2019
Beginning balance at January 1	$41,707	$35,590
Actual return on plan assets	3,746	5,688
Purchases and issuances	—	2,003
Sales and settlements	—	(1,574)
Transfers into Level 3	—	—
Ending balance at December 31	$45,453	$41,707

11.	Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2020, 2019 and 2018 (U.S. dollars in thousands):

	2020	2019	2018
U.S.	$71,138	$24,211	$(67,087)
Foreign	185,094	230,961	286,753
Total	$256,232	$255,172	$219,666

The provision for current and deferred taxes for the years ended December 31, 2020, 2019 and 2018 consists of the following (U.S. dollars in thousands):

	2020	2019	2018
Current
Federal	$—	$—	$—
State	1,629	2,213	652
Foreign	77,079	79,694	116,303
	78,708	81,907	116,955
Deferred
Federal	(14,430)	(8,878)	(17,836)
State	(563)	(473)	(1,974)
Foreign	1,162	9,063	634
	(13,831)	(288)	(19,176)
Provision for income taxes	$64,877	$81,619	$97,779

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Inventory differences	$6,181	$5,040
Foreign tax credit and other foreign benefits	57,720	69,820
Stock-based compensation	8,925	7,441
Accrued expenses not deductible until paid	42,694	35,374
Foreign currency exchange	1,403	163
Net operating losses	8,667	6,341
Capitalized research and development	23,019	18,716
R&D credit carryforward	1,229	881
Other	45	37
Gross deferred tax assets	149,883	143,813
Deferred tax liabilities:
Foreign currency exchange	—	721
Foreign withholding taxes	20,207	20,986
Intangibles step-up	4,623	4,958
Overhead allocation to inventory	2,684	3,611
Amortization of intangibles	18,551	15,393
Other	1,690	1,063
Gross deferred tax liabilities	47,755	46,732
Valuation allowance	(67,340)	(77,042)
Deferred taxes, net	$34,788	$20,039

At December 31, 2020, the Company had foreign operating loss carryforwards of $26.4 million for tax purposes, which will be available to offset future taxable income. If not used, $11.4 million of carryforwards will expire between 2021 and 2030, while $15.0 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $24.7 million, tax effected the valuation on the net operating loss is $8.4 million. In addition, a valuation allowance has been recorded on the foreign tax credit carryforward, and the R&D credit carryforward of $58.9 million which will expire between 2026 and 2030.

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

The deferred tax asset valuation adjustments for the years ended December 31, 2020, 2019 and 2018 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
Balance at the beginning of period	$77,042		$68,697		$56,906
Additions charged to cost and expenses	2,154	(1)	10,913	(4)	27,902	(6)
Decreases	(12,100	)(2)	(3,343	)(5)	(16,215	)(7)
Adjustments	244	(3)	775	(3)	104	(3)
Balance at the end of the period	$67,340		$77,042		$68,697

(1)	Increase in valuation is due primarily to net operating losses in foreign markets.
(2)	The decrease was due to the utilization of prior year foreign tax credits that had previously had a valuation allowance recorded against the asset.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)  Increase in valuation is due primarily to $9.8 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets.
(5)  The decrease was due primarily to the utilization of foreign tax credits, and expiration of foreign net operating losses.
(6)	Increase in valuation is due primarily to the $27.2 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets
(7)
The decrease was due primarily to the utilization of foreign tax credits. Decrease is due primarily to the write-off of Brazil deferred tax assets, which had no impact to the income statement, as a valuation allowance had been previously recorded against the asset.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2020	2019
Net noncurrent deferred tax assets	$35,414	$30,780
Net noncurrent deferred tax liabilities	626	10,741
Deferred taxes, net	$34,788	$20,039

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2020, 2019 and 2018 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Income taxes at statutory rate	21.00%	21.00%	21.00%
Indefinite reinvestment	—	—	(2.73)%
Excess tax benefit from equity award	0.70%	0.02%	(1.41)%
Non-U.S. income taxed at different rates	3.37%	3.09%	7.37%
Foreign withholding taxes	5.21%	4.10%	7.68%
Change in reserve for uncertain tax positions	1.98%	1.07%	3.68%
Valuation allowance recognized foreign tax credit & others	(4.59)%	2.56%	5.54%
Revaluation of deferred taxes	—	—	1.61%
Foreign-Derived Intangible Income (FDII)	(2.78)%	(0.70)%	—
Other	0.43%	0.85%	1.77%
	25.32%	31.99%	44.51%

The effective rate for 2018 was significantly impacted by the restructuring and impairment expenses incurred in the fourth quarter of 2018, as well as additional valuation allowances related to foreign tax credits. The decrease in the effective tax rate for 2020 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset the U.S. income taxes.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2020. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2020, 2019, and 2018 the Company matched employees’ base pay up to 4% each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $4.4 million, $3.7 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2020, 2019 and 2018 the Company did not make any additional discretionary contributions.

The Company has a defined benefit pension plan for its employees in Japan. All employees of Nu Skin Japan, after certain years of service, are entitled to pension plan benefits when they terminate employment with Nu Skin Japan. The accrued pension liability was $3.0 million, $3.5 million and $3.0 million as of December 31, 2020, 2019 and 2018, respectively. Although Nu Skin Japan has not specifically funded this obligation, as it is not required to do so, Nu Skin Japan believes it maintains adequate cash balances for this defined benefit pension plan. The Company recorded pension expense of $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

13.	Deferred Compensation Plan

The Company has a deferred compensation plan for select management personnel, highly compensated employees, and members of the Company’s board of directors. Under this plan, the Company may make discretionary contributions to participants’ deferred compensation accounts; the Company has historically contributed 10% of base salary for participants above a specified compensation level. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their base salary and 100% of their bonuses or director fees. Participant contributions are immediately vested. Company contributions made on or prior to December 31, 2020 will vest 50% after ten years of service and 5% each year of service thereafter. In addition, any unvested company contributions will fully vest on the earlier of: (a) the participant attaining 60 years of age; and (b) death or disability.

Effective January 1, 2021, the Company amended its deferred compensation plan. Under the revision, the Company shall make matching contributions up to 5% of certain participants’ base salary. The revision continues to authorize the Company to make discretionary contributions to participant’s deferred compensation account. In view of the opportunity to receive a 5% match, the Company currently anticipates reducing its discretionary contributions to 5% of base salary each year.  Under the revision, the amounts contributed by the Company, adjusted for earnings and losses thereon, will vest 20% per year over five years, subject to acceleration upon the occurrence of certain events including the completion of at least 10 years of employment above a specified compensation level. All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times.
The Company recorded compensation expense of $2.3 million, $1.8 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $47.5 million and $43.2 million for the years ended December 31, 2020 and 2019, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheet of $45.5 million and $41.7 million for the years ended December 31, 2020 and 2019, respectively.

14.	Derivative Financial Instruments

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $105 thousand will be reclassified as an increase to interest expense.

As of December 31, 2020, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow	Balance Sheet	December 31,
Hedging Relationships:	Location	2020	2019
Interest Rate Swap - Asset	Other Assets	$1,145	$—
Interest Rate Swap - Liability	Accrued Expenses	$105	$—

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivative
Derivatives in Cash Flow	Year Ended December 31,
Hedging Instruments:	2020	2019	2018
Interest Rate Swaps	$1,041	$—	$—
Foreign currency forward contracts related to intercompany license fee and product sales hedges	$—	$—	$(160)

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Derivatives designated as	Income Statement	Year Ended December 31,
Hedging Instruments:	Location	2020	2019	2018
Interest Rate Swaps	Other Income	$(25)	$—	$—
Foreign currency forward contracts related to intercompany license fees and product sales hedges	Revenue	$—	$—	$18

15.	Segment Information

The Company reports revenue from 9 segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, EMEA, and Hong Kong/Taiwan—and its Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers. The seven geographic Nu Skin segments generate revenue from the sale of personal care products and wellness products under the Nu Skin, Pharmanex and ageLOC brands, all of which have similar business characteristics and align with how the CODM function assesses performance and allocates resources.
Profitability by segment as determined under U.S. GAAP is driven primarily by the Company’s transfer pricing policies. Segment contribution, which is the Company’s segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Corporate and other expenses. Corporate and other expenses also include costs related to the Company’s executive and administrative offices, information technology, research and development, and marketing and supply chain functions not recorded at the segment level.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”  The Company evaluates the performance of its segments based on revenue and segment contribution. Each segment records direct expenses related to its employees and its operations.

Summarized financial information for the Company’s reportable segments is shown in the following tables. Asset information is not reviewed or included with the Company’s internal management reporting. Therefore, the Company has not disclosed asset information for each reportable segment.
Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Nu Skin
Mainland China	$625,538	$722,526	$886,472
Americas/Pacific	511,941	349,078	385,034
South Korea	326,478	329,978	373,357
Southeast Asia	302,708	301,620	316,890
Japan	273,681	260,039	254,939
EMEA	230,246	167,165	182,394
Hong Kong/Taiwan	161,117	166,335	185,893
Other	(17)	1,621	3,423
Total Nu Skin	2,431,692	2,298,362	2,588,402
Manufacturing (1)	149,339	121,917	90,606
Grow Tech	903	137	—
Total	$2,581,934	$2,420,416	$2,679,008

(1)
The Manufacturing segment had $39.4 million, $25.7 million and $23.5 million of intersegment revenue for the years ended December 31, 2020, 2019 and 2018, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Nu Skin
Mainland China	$181,024	$191,570	$253,598
Americas/Pacific	91,627	57,090	52,433
South Korea	100,933	99,892	107,215
Southeast Asia	75,538	82,455	78,598
Japan	68,027	61,081	56,676
EMEA	24,078	10,195	14,773
Hong Kong/Taiwan	33,466	33,569	33,392
Nu Skin contribution	574,693	535,852	596,685
Manufacturing	21,168	15,693	7,754
Grow Tech	(22,430)	(19,509)	(9,228)
Total segment contribution	573,431	532,036	595,211
Corporate and other	(315,867)	(264,610)	(354,351)
Operating income	257,564	267,426	240,860
Other income (expense)	(1,332)	(12,254)	(21,194)
Income before provision for income taxes	$256,232	$255,172	$219,666

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Nu Skin
Mainland China	$11,056	$10,496	$13,036
Americas/Pacific	1,054	864	988
South Korea	3,620	5,093	6,266
Southeast Asia	1,600	1,915	2,123
Japan	1,876	3,866	3,604
EMEA	1,017	1,260	847
Hong Kong/Taiwan	2,912	2,310	1,316
Total Nu Skin	23,135	25,804	28,180
Manufacturing	8,081	6,689	11,281
Grow Tech	5,092	4,008	1,885
Corporate and other	37,683	40,149	41,657
Total	$73,991	$76,650	$83,003

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Nu Skin
Mainland China	$19,363	$14,814	$11,658
Americas/Pacific	1,090	1,340	974
South Korea	1,420	1,223	285
Southeast Asia	2,168	759	1,120
Japan	3,128	1,528	788
EMEA	1,875	364	734
Hong Kong/Taiwan	708	3,203	4,113
Total Nu Skin	29,752	23,231	19,672
Manufacturing	14,366	6,595	5,486
Grow Tech	2,499	6,938	14,591
Corporate and other	17,206	29,303	30,622
Total	$63,823	$66,067	$70,371

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue. Based on this criteria, the Company has identified four major markets: Mainland China, South Korea, United States, and Japan. There are approximately 45 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented. Sales are recorded in the jurisdiction in which the transactions occurred:

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Mainland China	$625,538	$722,526	$886,472
South Korea	326,478	329,978	373,357
Japan	273,681	260,039	254,939
United States	425,155	324,727	311,436
All others	931,082	783,146	852,804
Total	$2,581,934	$2,420,416	$2,679,008

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
Personal Care	$1,491,803	$1,423,485	$1,659,737
Wellness	922,553	863,125	921,328
Other	167,578	133,806	97,943
Total	$2,581,934	$2,420,416	$2,679,008

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. As a result of adoption of ASC 842, long-lived assets for 2020 and 2019 include our ROU assets. Long-lived assets by major market are set forth below for the periods ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(U.S. dollars in thousands)	2020	2019	2018
United States	$348,028	$354,410	$317,516
Mainland China	152,312	136,845	89,447
South Korea	39,104	35,286	36,325
Japan	31,085	12,015	6,864
All others	62,141	59,374	14,383
Total	$632,670	$597,930	$464,535

16.	Commitments and Contingencies

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

17.	Other Income (Expense), Net

Other income (expense), net was $1.3 million, $12.3 million and $21.2 million of expense in 2020, 2019 and 2018, respectively. Other income (expense), net includes $13.1 million, $19.2 million and $21.8 million in interest expense during 2020, 2019 and 2018, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest totaled $11.2 million, $17.9 million and $20.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash paid for income taxes totaled $56.2 million, $97.9 million and $123.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

19.	Acquisitions

In December 2020, the Company acquired 100% of the outstanding equity interest of Ingredient Innovations International Company (“3i”).  The purchase price for 3i was $15.7 million, net of cash acquired of $2.1 million and $0.8 million to be paid within six months, all payable in cash.  In addition, there is potential for an incremental $7 million in contingent consideration, which becomes payable if certain performance targets are reached in 2021 and 2022. The fair value of contingent consideration recorded on the acquisition date is $3.1 million. The Company allocated the gross purchase price of $24.5 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $14.4 million of intangible assets, $0.3 million of property and equipment, $2.1 million of cash, $0.8 million of accounts receivable, and less than $0.3 million of inventory, and the acquisition also included approximately $0.3 million of current liabilities and resulted in a deferred tax liability of $3.1 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $6.4 million was recorded as goodwill.  The intangible assets acquired were comprised of $3.7 million for Customer relationships $10.0 million for technology and $0.7 million for other intangibles, with an assigned estimated useful life of approximately 8 years. All the goodwill was assigned to our Manufacturing segment. As of December 31, 2020 the allocation of the purchase price for the acquisition of 3i is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

20.	Restructuring and Severance Charges

In 2018, the Company began a strategic plan to align its resources and capabilities to support its vision of being a world-leading business platform. This program primarily impacted the Company’s information technology infrastructure and organization and other departments within its corporate and Americas offices. As a result of the restructuring program, the Company recorded a non-cash charge of $48.6 million in 2018 for impairment of information technology assets, including internally developed software for social sharing and digital initiatives, and $22.1 million of cash charges, including $20.1 million for employee severance and $2.0 million for other related cash charges with our restructuring. The restructuring charges were predominately recorded in the Corporate and Other category.
Beginning Balance at January 1, 2019	$15,462
Amounts Paid	(15,046)
Adjustments	(416)
Balance December 31, 2019	$—

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

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

Income Taxes
As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded a provision for income taxes of $65 million for the year ended December 31, 2020 and reported $35 million in deferred tax assets net of a valuation allowance of $67 million and $48 million in deferred tax liabilities. The Company also reported uncertain tax positions of $18 million as of December 31, 2020. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

The principal considerations for our determination that performing procedures relating to income taxes is a critical audit matter are (i) the significant judgment by management when developing the provision for income taxes, deferred tax assets and the liability for unrecognized tax benefits, which in turn, led to significant auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence relating to these account balances and tax positions; and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others, (i) testing the accuracy of the global income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (iii) evaluating the identification of reserves for uncertain tax positions and the reasonableness of the “more likely than not determination” in consideration of the expiration of various statutes of limitations, changes in tax law and regulations, terms of intercompany agreements, and issuance of tax rulings and settlements with tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of management’s estimates and application of local and international income tax law.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 11, 2021

We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2020, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2020 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

4.1
Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed May 7, 2020).

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

10.1
Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 23, 2018).

#10.2
Third Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed November 5, 2020).

#10.3
Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Amended & Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2013).

#10.4
Form of Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.5
Form of Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.6
Form of Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.7
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Second Amended and Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016).

#10.8
Form of Second Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed February 14, 2019).

#10.9
Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

#10.10
Form of Second Amended and Restated 2010 Plan Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.11
Form of Second Amended and Restated 2010 Plan Non-U.S. Director Stock Option Grant Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.12	Third Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

*#10.13	Form of Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.14	Form of Third Amended and Restated 2010 Plan Performance Stock Option Grant Agreement.

*#10.15	Form of Third Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

#10.16
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.17
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.18
Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of October 15, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 20, 2020).

#10.19
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2021.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ritch N. Wood
Ritch N. Wood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2021.

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