Form 10-Q
period 2021-03-31
NU SKIN ENTERPRISES, INC.
filed 2021-05-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  May 1, 2021, 50,042,337 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2021

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$339,099	$402,683
Current investments	23,615	21,216
Accounts receivable, net	60,625	63,370
Inventories, net	363,431	314,366
Prepaid expenses and other	114,118	101,563
Total current assets	900,888	903,198

Property and equipment, net	464,247	468,181
Operating lease right-of-use assets	147,129	155,104
Goodwill	202,979	202,979
Other intangible assets, net	87,135	89,532
Other assets	147,721	138,082
Total assets	$1,950,099	$1,957,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,083	$66,174
Accrued expenses	404,493	446,682
Current portion of long-term debt	90,000	30,000
Total current liabilities	561,576	542,856

Operating lease liabilities	108,237	112,275
Long-term debt	298,120	305,393
Other liabilities	110,692	102,281
Total liabilities	1,078,625	1,062,805

Commitments and contingencies (Note 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	579,204	579,801
Treasury stock, at cost – 40.4 million and 39.7 million shares	(1,505,076)	(1,461,593)
Accumulated other comprehensive loss	(71,626)	(64,768)
Retained earnings	1,868,881	1,840,740
Total stockholders’ equity	871,474	894,271
Total liabilities and stockholders’ equity	$1,950,099	$1,957,076

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$677,026	$518,028
Cost of sales	170,566	125,793
Gross profit	506,460	392,235

Operating expenses:
Selling expenses	273,746	206,042
General and administrative expenses	169,801	149,628
Total operating expenses	443,547	355,670

Operating income	62,913	36,565
Other income (expense), net	1,582	(6,174)

Income before provision for income taxes	64,495	30,391
Provision for income taxes	17,065	10,661

Net income	$47,430	$19,730

Net income per share (Note 6):
Basic	$0.94	$0.36
Diluted	$0.91	$0.36

Weighted-average common shares outstanding (000s):
Basic	50,706	55,059
Diluted	52,172	55,101

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$47,430	$19,730

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(2) and $(3) for the three months ended March 31, 2021 and 2020, respectively	(9,919)	(14,997)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(839), and zero for the for the three months ended March 31, 2021 and 2020, respectively	3,040	—
Less: Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(6) and zero for the three months ended March 31, 2021 and 2020, respectively	21	—
	(6,858)	(14,997)
Comprehensive income	$40,572	$4,733

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	47,430	47,430
Other comprehensive loss, net of tax	—	—	—	(6,858)	—	(6,858)
Repurchase of Class A common stock (Note 6)	—	—	(50,406)	—	—	(50,406)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(7,400)	6,923	—	—	(477)
Stock-based compensation	—	6,803	—	—	—	6,803
Cash dividends	—	—	—	—	(19,289)	(19,289)
Balance at March 31, 2021	$91	$579,204	$(1,505,076)	$(71,626)	$1,868,881	$871,474

	For the Three Months Ended March 31, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	19,730	19,730
Other comprehensive income, net of tax	—	—	—	(14,997)	—	(14,997)
Repurchase of Class A common stock (Note 6)	—	—	(60,886)	—	—	(60,886)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(3,083)	1,676	—	—	(1,407)
Stock-based compensation	—	3,455	—	—	—	3,455
Cash dividends	—	—	—	—	(20,686)	(20,686)
Balance at March 31, 2020	$91	$557,916	$(1,384,036)	$(100,289)	$1,726,816	$800,498

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$47,430	$19,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,344	19,095
Non-cash lease expense	13,298	10,869
Stock-based compensation	6,803	3,455
Foreign currency losses	970	3,177
Loss on disposal of assets	506	2,286
Deferred taxes	3,363	963
Changes in operating assets and liabilities:
Accounts receivable	436	5,081
Inventories, net	(53,776)	10,764
Prepaid expenses and other	(19,241)	965
Other assets	(2,786)	(24,905)
Accounts payable	1,869	1,491
Accrued expenses	(36,779)	12,889
Other liabilities	707	3,167
Net cash (used in) /provided by operating activities	(18,856)	69,027

Cash flows from investing activities:
Purchases of property and equipment	(19,373)	(19,387)
Proceeds on investment sales	7,550	4,234
Purchases of investments	(6,973)	(4,031)
Net cash used in investing activities	(18,796)	(19,184)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(477)	(1,407)
Payment of cash dividends	(19,289)	(20,686)
Repurchases of shares of common stock	(50,406)	(60,886)
Finance lease principal payments	(483)	—
Payments of debt	(17,500)	(5,000)
Proceeds from debt	70,000	65,000
Net cash used in financing activities	(18,155)	(22,979)

Effect of exchange rate changes on cash	(7,777)	(9,916)

Net increase (decrease) in cash and cash equivalents	(63,584)	16,948

Cash and cash equivalents, beginning of period	402,683	335,630

Cash and cash equivalents, end of period	$339,099	$352,578

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, a leading global direct selling company, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative personal care products and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; South Korea; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa; Japan; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; and Hong Kong/Taiwan, which also includes Macau—its Manufacturing segment, which includes manufacturing and packaging subsidiaries it has acquired; and its Grow Tech segment, which focuses on developing controlled-environment agriculture technologies (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2020 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements

In March 2020, the FASB issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$143,998	$118,877
Finished goods	219,433	195,489
Total Inventory, net	$363,431	$314,366

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2021 and December 31, 2020 was $19.8 million and $18.2 million, respectively. The contract liabilities impact to revenue for the three-month periods ended March 31, 2021, and 2020 was a decrease of $1.6 million and an increase of $0.6 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2021 and December 31, 2020 (U.S. dollars in thousands):

	March 31, 2021	December 31, 2020
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
EMEA	2,875	2,875
Japan	16,019	16,019
Southeast Asia	18,537	18,537
Hong Kong/Taiwan	6,634	6,634
Manufacturing	78,875	78,875
Grow Tech	9,150	9,150
Total	$202,979	$202,979

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the London Interbank Offered Rate (“LIBOR”), plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2021 and December 31, 2020:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2021(1)(2)	Balance as of December 31, 2020(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$330.0 million	$337.5 million	Variable 30 day: 1.86%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$60.0 million	—	Variable 30 day: 1.86%	Revolving line of credit expires April 18, 2023.

(1)
As of March 31, 2021 and December 31, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $30.0 million of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.9 million and $2.1 million as of March 31, 2021 and December 31, 2020, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of March 31, 2021, the weighted average remaining lease term was 6.6 and 4.5 years for operating and finance leases, respectively. As of March 31, 2021, the weighted average discount rate was 4.1% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease expense
Operating lease cost	$12,815	$13,136
Variable lease cost	1,368	974
Short-term lease cost	339	45
Sublease income	(1,984)	(1,131)
Finance lease expense
Amortization of right-of-use assets	611	—
Interest on lease liabilities	88	—
Total lease expense	$13,237	$13,024

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash outflow from operating leases	$14,149	$13,367
Operating cash outflow from finance leases	$89	$—
Financing cash outflow from finance leases	$483	$—
Right-of-use assets obtained in exchange for operating lease obligations	$10,891	$21,822
Right-of-use assets obtained in exchange for finance lease obligations	$49	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2021	$35,534	$1,661
2022	34,437	2,226
2023	23,875	2,144
2024	18,976	2,033
2025	14,298	1,436
Thereafter	41,344	260
Total	168,464	9,760
Less: Finance charges	21,060	805
Total principal liability	$147,404	$8,955

The Company has additional lease liabilities of $0.3 million which have not yet commenced as of March 31, 2021, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2021 and 2020, the only dilutive common shares outstanding relate to the Company’s outstanding stock awards and options. For the three-month periods ended March 31, 2021 and 2020, stock options of 0.1 million and 1.0 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2021, the Company’s board of directors declared a quarterly cash dividend of $0.38 per share. This quarterly cash dividend of $19.3 million was paid on March 10, 2021 to stockholders of record on February 26, 2021. In May 2021, the board of directors declared a quarterly cash dividend of $0.38 per share to be paid on June 9, 2021 to shareholders of record on May 28, 2021.

Repurchase of common stock

During the three-month periods ended March 31, 2021 and 2020, the Company repurchased 1.0 million shares and 2.6 million shares of its Class A common stock under its stock repurchase plans for $50.4 million and $60.9 million, respectively. As of March 31, 2021, $275.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$57,236	$—	$—	$57,236
Derivative financial instruments asset	—	5,030	—	5,030
Life insurance contracts	—	—	46,606	46,606
Derivative financial instruments liability	—	(83)	—	(83)
Contingent consideration	—	—	(3,264)	(3,264)
Total	$57,236	$4,947	$43,342	$105,525

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$56,628	$—	$—	$56,628
Derivative financial instruments asset	—	1,145	—	1,145
Life insurance contracts	—	—	45,453	45,453
Derivative financial instruments liability	—	(105)	—	(105)
Contingent consideration	—	—	(3,125)	(3,125)
Total	$56,628	$1,040	$42,328	$99,996

The following table provides a summary of changes in fair value of the Company’s Level 3 marketable securities (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$45,453
Actual return on plan assets	1,153
Purchase and issuances	7,016
Sales and settlements	(7,016)
Transfers into Level 3	—
Ending balance at March 31, 2021	$46,606

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$(3,125)
Changes in fair value of contingent consideration	(139)
Ending balance at March 31, 2021	$(3,264)

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

8.	Income Taxes

Provision for income taxes for the first quarter of 2021 was $17.1 million, compared to $10.7 million for the prior-year period. The effective tax rates for the first quarter 2021 was 26.5% of pre-tax income compared to 35.1% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 ‘‘Income Taxes.’’ These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $29.9 million and $34.8 million as of March 31, 2021 and December 31, 2020, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter.  For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2020. If the amount designated as indefinitely reinvested as of December 31, 2020 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2020. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2016. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2021 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2015. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable. The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $0.1 to $1.1 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $83 thousand will be reclassified as an increase to interest expense.

As of March 31, 2021 and December 31, 2020, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest Rate Swap - Asset	Other Assets	$5,030	$1,145
Interest Rate Swap - Liability	Accrued Expenses	$83	$105

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative
	Three Months Ended
Derivatives in Cash flow	March 31,
Hedging Relationships:	2021	2020
Interest Rate Swaps	$3,879	$—

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
Derivatives in Cash flow	Income Statement	March 31,
Hedging Relationships:	Location	2021	2020
Interest Rate Swaps	Other Income	$(27)	$—

10.	Segment Information

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

In the first quarter of 2021, as a result of a change in the Company’s transfer pricing policies in the Americas/Pacific, the segment contribution calculation has been adjusted, the prior year Americas/Pacific and Corporate and other has been recast to conform with the new policy.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020
Nu Skin
Mainland China	$149,593	$137,696
Americas/Pacific	149,465	74,573
South Korea	81,131	75,719
EMEA	76,180	35,403
Japan	69,864	61,300
Southeast Asia	67,585	69,586
Hong Kong/Taiwan	36,345	35,827
Other	705	773
Total Nu Skin	630,868	490,877
Manufacturing (1)	45,985	27,147
Grow Tech	173	4
Total	$677,026	$518,028

(1)
The Manufacturing segment had $17.4 million and $6.4 million of intersegment revenue for the three-month period ended March 31, 2021 and 2020, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020
Nu Skin
Mainland China	$39,439	$37,387
Americas/Pacific	32,144	11,280
South Korea	26,525	24,099
EMEA	8,896	631
Japan	17,981	14,592
Southeast Asia	16,249	16,718
Hong Kong/Taiwan	7,348	6,938
Nu Skin contribution	148,582	111,645
Manufacturing	5,826	2,849
Grow Tech	(6,091)	(6,850)
Total segment contribution	148,317	107,644
Corporate and other	(85,404)	(71,079)
Operating income	62,913	36,565
Other income (expense)	1,582	(6,174)
Income before provision for income taxes	$64,495	$30,391

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020
Nu Skin
Mainland China	$3,339	$2,424
Americas/Pacific	256	245
South Korea	990	1,057
EMEA	286	258
Japan	253	472
Southeast Asia	329	487
Hong Kong/Taiwan	885	639
Total Nu Skin	6,338	5,582
Manufacturing	2,688	1,815
Grow Tech	1,339	1,225
Corporate and other	7,979	10,473
Total	$18,344	$19,095

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2021	2020
Nu Skin
Mainland China	$8,517	$2,861
Americas/Pacific	278	694
South Korea	490	169
EMEA	172	27
Japan	91	157
Southeast Asia	399	633
Hong Kong/Taiwan	—	4
Total Nu Skin	9,947	4,545
Manufacturing	3,338	10,505
Grow Tech	942	178
Corporate and other	5,146	4,159
Total	$19,373	$19,387

11.	Commitments and Contingencies

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

In December 2020, the Company acquired 100% of the outstanding equity interest of Ingredient Innovations International Company (“3i”).  The purchase price for 3i was $15.7 million, net of cash acquired of $2.1 million and $0.8 million to be paid within six months, all payable in cash.  In addition, there is potential for an incremental $7.0 million in contingent consideration, which becomes payable if certain performance targets are reached in 2021 and 2022.  The fair value of the contingent consideration recorded on the acquisition date is $3.1 million. The Company allocated the gross purchase price of $24.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $14.4 million of intangible assets, $0.3 million of property and equipment, $2.1 million of cash, $0.8 million of accounts receivable and less than $0.3 million of inventory, and the acquisition also included approximately $0.3 million of current liabilities and resulted in a deferred tax liability of $3.1 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $6.4 million was recorded as goodwill.  The intangible assets acquired were comprised of $3.7 million for Customer relationships, $10.0 million for technology and $0.7 million for other intangibles, all with an assigned estimated useful life of approximately 8 years.  All the goodwill was assigned to our Manufacturing segment. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended March 31, 2021.

13.	Subsequent Events

On April 19, 2021, the Company acquired 100% ownership in MyFavoriteThings, Inc. (“MyFavoriteThings”) making MyFavoriteThings a wholly owned subsidiary of the Company.  MyFavoriteThings is a digital technology development company.  Under the terms of the purchase agreement, the Company has agreed to pay $17.0 million in cash in exchange for 100% ownership in MyFavoriteThings, subject to adjustment for certain closing items.  In addition, there is potential for an incremental $24.0 million in contingent consideration, which becomes payable if certain performance targets are reached in 2021, 2022 and 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2020 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2020 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report on Form 10-Q.

Overview

Revenue for the three-month period ended March 31, 2021 increased 31% to $677.0 million, compared to $518.0 million in the prior-year period.  Our revenue in the first quarter of 2021 benefitted 6% from foreign-currency fluctuations. Sales Leaders increased 22% and Customers increased 34% on a year-over-year basis.

Our results benefited from our strategic shift to become a more digital business, as well as the current environment where consumers are spending more time online and working from home, and our sales leaders have been able to leverage the power of social sharing to achieve greater levels of productivity.  If and when the COVID-19 pandemic subsides, there is uncertainty as to the impact on trends towards online shopping and how our business would be impacted by changes in those trends. Our 31% revenue growth was driven by solid growth in our Americas/Pacific and EMEA segments, where our Brand Affiliates have more broadly adopted social commerce to share our products. The pandemic negatively impacted our Asia markets more heavily, as our sales force generally relies more on in-person meetings in those markets and the social sharing model is less mature. We are continuing the launch of the ageLOC Boost and Nutricentials Bioadaptives, which generated more than $35 million of combined revenue in the first quarter of 2021.

Earnings per share for the first quarter of 2021 increased 153% to $0.91, compared to $0.36 in the prior-year period. The increase in earnings per share is primarily driven by the increase in revenue, lower weighted-average outstanding shares due to our stock repurchases and a lower tax rate, partially offset by an increase in selling expenses.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, EMEA, Japan, Southeast Asia, and Hong Kong/Taiwan —and our Manufacturing and Grow Tech segments. The Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant-Currency
	2021	2020	Change	Change (1)
Nu Skin
Mainland China	$149,593	$137,696	9%	1%
Americas/Pacific	149,465	74,573	100%	97%
South Korea	81,131	75,719	7%	—
EMEA	76,180	35,403	115%	98%
Japan	69,864	61,300	14%	11%
Southeast Asia	67,585	69,586	(3)%	(5)%
Hong Kong/Taiwan	36,345	35,827	1%	(3)%
Other	705	773	(9)%	(9)%
Total Nu Skin	630,868	490,877	29%	22%
Manufacturing	45,985	27,147	69%	69%
Grow Tech	173	4	4,225%	4,225%
Total	$677,026	$518,028	31%	25%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report. Prior year segment contribution for Americas/Pacific has been recast to conform with first quarter of 2021 changes to our transfer pricing policy.

	Three Months Ended March 31,
	2021	2020	Change
Nu Skin
Mainland China	$39,439	$37,387	5%
Americas/Pacific	32,144	11,280	185%
South Korea	26,525	24,099	10%
EMEA	8,896	631	1,310%
Japan	17,981	14,592	23%
Southeast Asia	16,249	16,718	(3)%
Hong Kong/Taiwan	7,348	6,938	6%
Total Nu Skin	148,582	111,645	33%
Manufacturing	5,826	2,849	104%
Grow Tech	(6,091)	(6,850)	11%

The following table provides information concerning the number of Customers and Sales Leaders as of March 31, 2021 and 2020.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are our Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of March 31, 2021		As of March 31, 2020		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	316,000	16,716	271,536	16,159	16%	3%
Americas/Pacific	407,413	12,340	214,139	6,930	90%	78%
South Korea	152,390	7,099	174,004	6,608	(12)%	7%
EMEA	296,001	7,950	140,344	4,237	111%	88%
Japan	126,525	6,131	119,784	5,635	6%	9%
Southeast Asia	152,889	6,882	145,116	6,634	5%	4%
Hong Kong/Taiwan	66,042	3,501	66,024	3,348	—	5%
Total	1,517,260	60,619	1,130,947	49,551	34%	22%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China.  The 9% increase in revenue for the first quarter of 2021 is primarily attributable to the 8% benefit from favorable foreign-currency fluctuations.  Our Customers increased 16%, benefiting from the continued focus on customer initiatives including enJoy program and new customer coupon program. During the second quarter of 2021, the ageLOC Boost will be made generally available to all consumers.

The year-over-year increase in segment contribution for the first quarter of 2021 primarily reflects higher revenue and a 2.3 percentage point improvement in gross margin, due to product mix. This was largely offset by a 2.2 percentage point increase in selling expense as a percent of revenue. The salaries and service fees of our sales force in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

Americas/Pacific. Our Americas/Pacific markets continue to benefit from greater adoption of innovative products shared increasingly via the social commerce business model supported by our digital tools, combined with the current environment where consumers are spending more time at home, shopping and working online.  This contributed to a 100% increase in revenue for the first quarter of 2021. The new social and digital tools as well as strong sales leadership in social sharing in these markets have enabled our sales force to more effectively transact business digitally. These factors also led to a significant increase in Customers and Sales Leaders. Our reported revenue also reflects a 3% benefit from favorable foreign-currency fluctuations.

The year-over-year increase in segment contribution for the first quarter of 2021 primarily reflects the increase in revenue and the fixed nature of general and administrative expenses, which as a percentage of revenue decreased 4.7 percentage points.

South Korea. Our first quarter of 2021 constant-currency revenue was flat compared to 2020; our reported revenue reflects a 7% benefit from favorable foreign-currency fluctuations.  Sales Leaders increased 7% from product promotions, while Customers declined 12% from a prior year customer campaign.

The year-over-year increase in segment contribution primarily reflects the increased revenue, along with improvements in gross margin from a shift to more favorable margin products.

EMEA. Our EMEA segment strong revenue trends continued into the first quarter 2021, benefiting from further adoption of the social sharing business model supported by our digital tools, combined with the current environment where consumers are spending more time shopping and working online. This contributed to a 115% increase in revenue, 111% increase in Customers and 88% increase in Sales Leaders. Our reported revenue also benefited 17% from foreign-currency fluctuations for the first quarter of 2021. Similar to our Americas/Pacific segment, the strong sales leadership in social sharing has allowed the EMEA segment to more effectively transact business digitally.

The strong improvement in segment contribution for the first quarter of 2021 is primarily attributable to higher revenue and the fixed nature of general and administrative expenses.

Japan. Our Japan segment continues to perform well, with increases in revenue, Customers and Sales Leaders over the prior year, due to our ability to attract an increasingly younger demographic that is adept at social sharing. In addition, our Japan segment benefitted from product launches, including the ageLOC Boost along with restages of other product lines.

The year-over-year increase in segment contribution reflects the increased revenue, a slight decline from normal fluctuations in selling expense as a percent of revenue and the fixed nature of general and administrative expenses on increased revenue.

Southeast Asia. The year-over-year decrease in revenue in our Southeast Asia segment primarily reflects impacts from the COVID-19 pandemic. Continued restrictions and logistic challenges have led to a slower economic recovery in some Southeast Asia markets. The increase in Customers for the Southeast Asia segment was primarily driven by successful customer initiatives, which also drove an increase in our Sales Leaders.

The year-over-year decrease in segment contribution for the first quarter of 2021 primarily reflects the decline in revenue.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment revenue increased 1% for the quarter, with a 4% benefit from favorable foreign-currency fluctuations.  The fourth quarter of 2020 product launches drove an increase in Sales Leaders, which increased 5% as of the first quarter of 2021, compared to the prior-year period.

The increase in segment contribution was primarily driven by reported revenue growth, with general and administrative expenses remaining flat on slightly improved revenue.

Manufacturing. Our Manufacturing segment generated a 69% increase in revenue for the first quarter of 2021.  Our previous investments in additional capacity have allowed our manufacturing companies to continue to increase revenue as the demand for nutrition and personal care products continues to expand.

The 104% increase in segment contribution is primarily attributable to the increased revenue, along with the fixed nature of general and administrative expenses.

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

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2021 increased 31% to $677.0 million, compared to $518.0 million in the prior-year period. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 74.8% for the first quarter of 2021 compared to 75.7% for the prior-year period.  The gross margin of our core Nu Skin business declined 0.3 percentage points to 77.8%.  Our gross margin was impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the strong year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue in the first quarter of 2021 than in the prior-year quarter.

Selling expenses

Selling expenses as a percentage of revenue remained relatively consistent with the prior year, at 40.4% for the first quarter of 2021, compared to 39.8% for the prior-year period.  Selling expenses for core Nu Skin as a percentage of revenue increased 1.4 percentage points to 43.4% for the first quarter of 2021. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuates plus or minus approximately 100 basis points from period to period. Our increase in selling expenses is also attributable to increases in qualification for our incentive trips due to the growth in the West.

General and administrative expenses

General and administrative expenses increased to $169.8 million in the first quarter of 2021, compared to $149.6 million in the prior-year period. The $20.2 million increase is mainly driven by a $14.1 million increase in labor expenses, attributable to higher employee performance incentive compensation, and approximately $3.0 million in increased IT expenses, associated with our cloud transition and ongoing development of digital tools. General and administrative expenses as a percentage of revenue declined to 25.1% for the first quarter of 2021 from 28.9% for the prior-year period, due to the relatively fixed nature of general and administrative expenses as revenue increased.

Other income (expense), net

Other income (expense), net for the first quarter of 2021 was $1.6 million compared to ($6.2 million) for the same period in 2020.  The increase in other income is largely attributable to a $2.2 million decrease in foreign currency losses, $2.2 million decrease from a loss on asset disposal in the prior year, a $1.2 million decrease interest expense from lower interest rates and unrealized investment income.

Provision for income taxes

Provision for income taxes for the first quarter of 2021 was $17.1 million, compared to $10.7 million for the prior-year period. The effective tax rate was 26.5% of pre-tax income during the first quarter of 2021 compared to 35.1% in the prior-year period. The decrease in the effective tax rate for the first quarter of 2021 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset U.S. income taxes.  In addition, there was a statute of limitation expiration that resulted in a tax benefit in the first quarter.

Net income

As a result of the foregoing factors, net income for the first quarter of 2021 was $47.4 million compared to $19.7 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. However, in the first three months of 2021, we had a net outflow of $18.9 million in cash from operations, compared to $69.0 million in cash from operations during the prior-year period. The decrease in cash flow from operations primarily reflects a $49.1 million increase in inventory partially attributable to the revenue growth at our manufacturing entities and increases in preparation of our product launches, along with the first quarter of 2021 payout of the accrued commission and accrued employee incentive payments attributable to our fourth-quarter growth.  Cash and cash equivalents, including current investments, as of March 31, 2021 and December 31, 2020 were $362.7 million and $423.9 million, respectively, with the decrease being driven by the net outflow of cash flow from operations, purchases of property and equipment, as discussed below, our quarterly dividend payments and stock repurchases, partially offset by increased borrowings under our revolving credit facility.

Working capital. As of March 31, 2021, working capital was $339.3 million, compared to $360.3 million as of December 31, 2020. The decline in working capital is primarily attributable to a net $60.0 million increase in borrowings under our revolving credit facility during the quarter to fund our stock repurchases and other expenses for operations, partially offset by increased inventory.

Capital expenditures. Capital expenditures for the three months ended March 31, 2021 were $19.4 million. We expect that our capital expenditures in 2021 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	a new manufacturing plant in Mainland China

We estimate that capital expenditures for the uses listed above will total approximately $70–85 million for 2021. We are currently in the building phase of the new manufacturing plant in Mainland China.  To date we have spent approximately $26 million and expect that our expenditures for this project will total approximately $55 million over the next 1-2 years, including approximately $15-20 million during 2021.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement, and the outstanding balance on the convertible notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2021 and December 31, 2020, we had $60.0 million and no outstanding borrowings under our revolving credit facility, and $330.0 million and $337.5 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(1.9) million and $(2.1) million as of March 31, 2021 and December 31, 2020, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of March 31, 2021, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first three months of 2021, we repurchased approximately 1.0 million shares of our Class A common stock under the plan for $50.4 million. As of March 31, 2021, $275.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2021, our board of directors declared quarterly cash dividends of $0.38 per share. This quarterly cash dividend of $19.3 million was paid on March 10, 2021 to stockholders of record on February 26, 2021. In May 2021, our board of directors declared a quarterly cash dividend of $0.38 per share to be paid on June 9, 2021 to stockholders of record on May 28, 2021. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2021 and December 31, 2020, we held $362.7 million and $423.9 million, respectively, in cash and cash equivalents, including current investments. These amounts include $332.0 million and $374.7 million as of March 31, 2021 and December 31, 2020, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2021, we had $91.7 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2021 and December 31, 2020, we had $10.4 million and $10.6 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the first quarter of 2021.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2021, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 1% of our consolidated net sales for the three-month periods ended March 31, 2021 and 2020.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2021 and 2020, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2021, and 2020 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the 2020 fiscal year. Please refer to Note 11 to the consolidated financial statements contained in this report for certain information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2020 fiscal year and subsequent reports.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There are increased expectations and focus from certain investors, Brand Affiliates, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. From time to time, we announce certain initiatives and goals in these areas. We could fail, or be perceived to fail, in our achievement of such initiatives or goals or in stakeholders’ expectations, or we could fail in accurately reporting our progress on such initiatives, goals and expectations. Moreover, the standards by which corporate citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2021	—	$—	—	$325.8
February 1 - 28, 2021	317,217	49.36	317,217	$310.2
March 1 - 31, 2021	670,187	51.85	670,187	$275.4
Total	987,404	$51.05	987,404

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
10.1	Employment Letter Agreement with Connie Tang.
31.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ritch N. Wood, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2021

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)