Form 10-Q
period 2021-06-30
NU SKIN ENTERPRISES, INC.
filed 2021-08-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  August 1, 2021, 50,134,741 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2021

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$354,759	$402,683
Current investments	24,499	21,216
Accounts receivable, net	64,701	63,370
Inventories, net	390,977	314,366
Prepaid expenses and other	126,586	101,563
Total current assets	961,522	903,198

Property and equipment, net	474,167	468,181
Operating lease right-of-use assets	136,738	155,104
Goodwill	215,582	202,979
Other intangible assets, net	98,955	89,532
Other assets	163,016	138,082
Total assets	$2,049,980	$1,957,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,632	$66,174
Accrued expenses	403,165	446,682
Current portion of long-term debt	152,500	30,000
Total current liabilities	616,297	542,856

Operating lease liabilities	100,826	112,275
Long-term debt	288,343	305,393
Other liabilities	126,688	102,281
Total liabilities	1,132,154	1,062,805

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	586,976	579,801
Treasury stock, at cost – 40.4 million and 39.7 million shares	(1,509,867)	(1,461,593)
Accumulated other comprehensive loss	(68,553)	(64,768)
Retained earnings	1,909,179	1,840,740
Total stockholders’ equity	917,826	894,271
Total liabilities and stockholders’ equity	$2,049,980	$1,957,076

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$704,055	$612,366	$1,381,081	$1,130,394
Cost of sales	171,975	154,110	342,541	279,903
Gross profit	532,080	458,256	1,038,540	850,491

Operating expenses:
Selling expenses	277,893	248,628	551,639	454,670
General and administrative expenses	168,811	151,554	338,612	301,182
Total operating expenses	446,704	400,182	890,251	755,852

Operating income	85,376	58,074	148,289	94,639
Other income (expense), net	(4,012)	1,581	(2,430)	(4,593)

Income before provision for income taxes	81,364	59,655	145,859	90,046
Provision for income taxes	22,026	17,804	39,091	28,465

Net income	$59,338	$41,851	$106,768	$61,581

Net income per share (Note 6):
Basic	$1.18	$0.81	$2.12	$1.15
Diluted	$1.15	$0.81	$2.06	$1.15

Weighted-average common shares outstanding (000s):
Basic	50,115	51,872	50,409	53,466
Diluted	51,557	51,925	51,850	53,502

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$59,338	$41,851	$106,768	$61,581

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $3 and $8 for the three months ended June 30, 2021 and 2020, respectively, and $1 and $6 for the six months ended June 30, 2021 and 2020, respectively	3,653	6,848	(6,266)	(8,149)
Net unrealized gains/(losses) on cash flow hedges, net of tax benefit of $168 and zero for the three months ended June 30, 2021 and 2020, respectively and $(671) and zero for the six months ended June 30, 2021 and 2020, respectively	(610)	—	2,430	—
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $(8) and zero for the three months ended June 30, 2021 and 2020, respectively and $(14) and zero for the six months ended June 30, 2021 and 2020, respectively	30	—	51	—
	3,073	6,848	(3,785)	(8,149)
Comprehensive income	$62,411	$48,699	$102,983	$53,432

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2021	$91	$579,204	$(1,505,076)	$(71,626)	$1,868,881	$871,474

Net income	—	—	—	—	59,338	59,338
Other comprehensive loss, net of tax	—	—	—	3,073	—	3,073
Repurchase of Class A common stock (Note 6)	—	—	(10,004)	—	—	(10,004)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	1,192	5,213	—	—	6,405
Stock-based compensation	—	6,580	—	—	—	6,580
Cash dividends	—	—	—	—	(19,040)	(19,040)
Balance at June 30, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

	For the Three Months Ended June 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2020	$91	$557,916	$(1,384,036)	$(100,289)	$1,726,816	$800,498

Net income	—	—	—	—	41,851	41,851
Other comprehensive income, net of tax	—	—	—	6,848	—	6,848
Repurchase of Class A common stock (Note 6)	—	—	(46,481)	—	—	(46,481)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	330	3,453	—	—	3,783
Stock-based compensation	—	4,869	—	—	—	4,869
Cash dividends	—	—	—	—	(19,356)	(19,356)
Balance at June 30, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	106,768	106,768
Other comprehensive income, net of tax	—	—	—	(3,785)	—	(3,785)
Repurchase of Class A common stock (Note 6)	—	—	(60,410)	—	—	(60,410)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,208)	12,136	—	—	5,928
Stock-based compensation	—	13,383	—	—	—	13,383
Cash dividends	—	—	—	—	(38,329)	(38,329)
Balance at June 30, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

	For the Six Months Ended June 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	61,581	61,581
Other comprehensive income, net of tax	—	—	—	(8,149)	—	(8,149)
Repurchase of Class A common stock (Note 6)	—	—	(107,367)	—	—	(107,367)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(2,753)	5,129	—	—	2,376
Stock-based compensation	—	8,324	—	—	—	8,324
Cash dividends	—	—	—	—	(40,042)	(40,042)
Balance at June 30, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$106,768	$61,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,925	37,359
Non-cash lease expense	26,879	22,238
Stock-based compensation	13,383	8,324
Foreign currency losses	2,415	1,347
Loss on disposal of assets	2,189	2,580
Deferred taxes	3,007	506
Changes in operating assets and liabilities:
Accounts receivable, net	(2,789)	(13,343)
Inventories, net	(80,224)	9,951
Prepaid expenses and other	(33,061)	(5,025)
Other assets	(19,897)	(41,168)
Accounts payable	(4,930)	13,063
Accrued expenses	(55,429)	62,932
Other liabilities	5,623	5,736
Net cash provided by operating activities	1,859	166,081

Cash flows from investing activities:
Purchases of property and equipment	(36,849)	(28,692)
Proceeds on investment sales	7,550	4,234
Purchases of investments	(6,973)	(4,031)
Acquisitions (net of cash acquired)	(18,963)	—
Net cash used in investing activities	(55,235)	(28,489)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	5,928	2,376
Payment of cash dividends	(38,329)	(40,042)
Repurchases of shares of common stock	(60,410)	(107,367)
Finance lease principal payments	(956)	—
Payments of debt	(25,000)	(62,500)
Proceeds from debt	130,000	115,000
Net cash provided by /(used in) financing activities	11,233	(92,533)

Effect of exchange rate changes on cash	(5,781)	(5,177)

Net increase (decrease) in cash and cash equivalents	(47,924)	39,882

Cash and cash equivalents, beginning of period	402,683	335,630

Cash and cash equivalents, end of period	$354,759	$375,512

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from ten segments, consisting of its seven geographic Nu Skin segments—Mainland China; Americas/Pacific, which includes Australia, Canada, Latin America, New Zealand and the United States; South Korea; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa; Japan; Southeast Asia, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; and Hong Kong/Taiwan, which also includes Macau—and three Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; Grow Tech, which focuses on developing controlled-environment agriculture technologies and Rhyz other, which includes other investments by its Rhyz strategic investment arm  (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2021, and for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2020 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements

In March 2020, the FASB issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$172,411	$118,877
Finished goods	218,566	195,489
Total Inventory, net	$390,977	$314,366

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2021 and December 31, 2020 was $23.8 million and $18.2 million, respectively. The contract liabilities impact to revenue for the three-month periods ended June 30, 2021, and 2020 was a decrease of $4.0 million and a decrease of $4.1 million, respectively. The impact to revenue for the six-month periods ended June 30, 2021, and 2020 was a decrease of $5.6 million and a decrease of $3.5 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2021 and December 31, 2020 (U.S. dollars in thousands):

	June 30, 2021	December 31, 2020
Nu Skin
Mainland China	$32,179	$32,179
Americas/Pacific	9,449	9,449
South Korea	29,261	29,261
EMEA	2,875	2,875
Southeast Asia	18,537	18,537
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Grow Tech	9,150	9,150
Rhyz Other	12,603	—
Total	$215,582	$202,979

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at LIBOR, plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2021 and December 31, 2020:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2021 (1)(2)	Balance as of December 31, 2020 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$322.5 million	$337.5 million	Variable 30 day: 1.85%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$120.0 million	—	Variable 30 day: 1.84%	Revolving line of credit expires April 18, 2023.

(1)
As of June 30, 2021 and December 31, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $32.5 million and $30.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.7 million and $2.1 million as of June 30, 2021 and December 31, 2020, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of June 30, 2021, the weighted average remaining lease term was 6.6 and 4.2 years for operating and finance leases, respectively. As of June 30, 2021, the weighted average discount rate was 4.0% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense
Operating lease cost	$12,400	$12,869	$25,215	$26,005
Variable lease cost	1,656	410	3,024	1,384
Short-term lease cost	238	95	577	140
Sublease income	(1,828)	(1,058)	(3,812)	(2,189)
Finance lease expense
Amortization of right-of-use assets	606	—	1,217	—
Interest on lease liabilities	83	—	171	—
Total lease expense	$13,155	$12,316	$26,392	$25,340

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash outflow from operating leases	$27,470	$25,955
Operating cash outflow from finance leases	$173	$—
Financing cash outflow from finance leases	$956	$—
Right-of-use assets obtained in exchange for operating lease obligations	$13,729	$31,178
Right-of-use assets obtained in exchange for finance lease obligations	$59	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2021	$24,079	$1,109
2022	34,753	2,230
2023	24,074	2,148
2024	18,965	2,035
2025	14,237	1,436
Thereafter	41,227	262
Total	157,335	9,220
Less: Finance charges	19,479	722
Total principal liability	$137,856	$8,498

The Company has additional lease liabilities of $3.6 million which have not yet commenced as of June 30, 2021, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share
Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2021 and 2020, stock options of 0.1 million and 1.0 million, respectively, and for the six-month periods ended June 30, 2021 and 2020, stock options of 0.1 million and 0.9 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2021, the Company’s board of directors declared quarterly cash dividends of $0.38 per share. These quarterly cash dividends of $19.3 million and $19.0 million were paid on March 10, 2021  and June 9, 2021 to stockholders of record on February 26, 2021 and  May 28, 2021. In August 2021, the Company’s board of directors declared a quarterly cash dividend of $0.38 per share to be paid on September 8, 2021 to stockholders of record on August 27, 2021.

Repurchase of common stock

During the three-month periods ended June 30, 2021 and 2020, the Company repurchased 0.2 million and 1.7 million shares of its Class A common stock under its stock repurchase plan for $10.0 million and $46.5 million, respectively. During the six-month periods ended June 30, 2021 and 2020, the Company repurchased 1.2 million shares and 4.4 million shares of its Class A common stock under its stock repurchase plan for $60.4 million and $107.4 million, respectively. As of June 30, 2021, $265.4 million was available for repurchases under the Company’s stock repurchase plan.

7.	Fair Value

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximates fair values due to the short-term nature of these instruments. The carrying value of debt approximates fair value due to the variable 30-day interest rate. Fair value estimates are made at a specific point in time, based on relevant market information.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$69,414	$—	$—	$69,414
Derivative financial instruments asset	—	4,304	—	4,304
Life insurance contracts	—	—	49,061	49,061
Derivative financial instruments liability	—	(97)	—	(97)
Contingent consideration	—	—	(12,030)	(12,030)
Total	$69,414	$4,207	$37,031	$110,652

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$56,628	$—	$—	$56,628
Derivative financial instruments asset	—	1,145	—	1,145
Life insurance contracts	—	—	45,453	45,453
Derivative financial instruments liability	—	(105)	—	(105)
Contingent consideration	—	—	(3,125)	(3,125)
Total	$56,628	$1,040	$42,328	$99,996

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$45,453
Actual return on plan assets	3,608
Purchase and issuances	7,016
Sales and settlements	(7,016)
Transfers into Level 3	—
Ending balance at June 30, 2021	$49,061

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$(3,125)
Additions from acquisitions	(8,702)
Changes in fair value of contingent consideration	(203)
Ending balance at June 30, 2021	$(12,030)

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

Provision for income taxes for the three- and six-month periods of 2021 was $22.0 million and $39.1 million, compared to $17.8 million and $28.5 million for the prior-year periods. The effective tax rates for the three- and six-month periods were 27.1% and 26.8% of pre-tax income compared to 29.8% and 31.6% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”   These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.   The Company takes an asset and liability approach for financial accounting and reporting of income taxes.   The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.   Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $27.1 million and $34.8 million as of June 30, 2021 and December 31, 2020, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $97 thousand will be reclassified as an increase to interest expense.

As of June 30, 2021 and December 31, 2020, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest Rate Swap - Asset	Other Assets	$4,304	$1,145
Interest Rate Swap - Liability	Accrued Expenses	$97	$105

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain or (Loss) Recognized in OCI on Derivative
	Three Months Ended		Six Months Ended
Derivatives in Cash flow	June 30,		June 30,
Hedging Relationships:	2021	2020	2021	2020
Interest Rate Swaps	$(778)	$—	$3,101	$—

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
Derivatives in Cash flow	Income Statement	June 30,		June 30,
Hedging Relationships:	Location	2021	2020	2021	2020
Interest Rate Swaps	Other Income	$(38)	$—	$(65)	$—

10.	Segment Information

The Company reports revenue from ten segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, EMEA, and Hong Kong/Taiwan—and three Rhyz Investments segments -Manufacturing, Grow Tech and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other category includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

In the first quarter of 2021, as a result of a change in the Company’s transfer pricing policies in the Americas/Pacific, the segment contribution calculation has been adjusted. The prior year Americas/Pacific and Corporate and other has been recast to conform with the new policy.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$154,182	$146,332	$303,775	$284,028
Americas/Pacific	151,730	127,919	301,195	202,492
South Korea	88,604	76,915	169,735	152,634
EMEA	83,115	50,776	159,295	86,179
Southeast Asia	70,751	66,829	138,336	136,415
Japan	68,020	68,291	137,884	129,591
Hong Kong/Taiwan	38,529	37,161	74,874	72,988
Nu Skin other	755	(85)	1,460	688
Total Nu Skin	655,686	574,138	1,286,554	1,065,015
Rhyz Investments
Manufacturing (1)	48,140	37,918	94,125	65,065
Grow Tech	191	310	364	314
Rhyz other	38	—	38	—
Total Rhyz Investments	48,369	38,228	94,527	65,379
Total	$704,055	$612,366	$1,381,081	$1,130,394

(1)
The Manufacturing segment had $23.2 million and $6.9 million of intersegment revenue for the three months ended June 30, 2021 and 2020, respectively, and $40.6 million and $13.3 million for the six months ended June 30, 2021 and 2020, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$51,480	$43,668	$90,919	$81,055
Americas/Pacific	32,106	25,791	64,250	37,071
South Korea	28,892	24,090	55,417	48,189
EMEA	13,681	3,342	22,577	3,973
Southeast Asia	18,105	16,977	34,354	33,695
Japan	16,461	16,455	34,442	31,047
Hong Kong/Taiwan	8,560	6,839	15,908	13,777
Nu Skin contribution	169,285	137,162	317,867	248,807
Rhyz Investments
Manufacturing	6,764	5,402	12,590	8,251
Grow Tech	(6,980)	(5,487)	(13,071)	(12,337)
Rhyz other	(519)	—	(519)	—
Rhyz Investments contribution	(735)	(85)	(1,000)	(4,086)
Total segment contribution	168,550	137,077	316,867	244,721
Corporate and other	(83,174)	(79,003)	(168,578)	(150,082)
Operating income	85,376	58,074	148,289	94,639
Other income (expense)	(4,012)	1,581	(2,430)	(4,593)
Income before provision for income taxes	$81,364	$59,655	$145,859	$90,046

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$3,276	$2,558	$6,615	$4,982
Americas/Pacific	273	253	529	498
South Korea	973	918	1,963	1,975
EMEA	283	242	569	500
Southeast Asia	345	444	674	931
Japan	226	834	479	1,306
Hong Kong/Taiwan	905	618	1,790	1,257
Total Nu Skin	6,281	5,867	12,619	11,449
Rhyz Investments
Manufacturing	2,887	2,062	5,575	3,877
Grow Tech	1,360	1,248	2,699	2,473
Rhyz other	395	—	395	—
Total Rhyz Investments	4,642	3,310	8,669	6,350
Corporate and other	8,658	9,087	16,637	19,560
Total	$19,581	$18,264	$37,925	$37,359

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$3,416	$716	$11,933	$3,577
Americas/Pacific	102	72	380	766
South Korea	18	195	508	364
EMEA	258	633	430	660
Southeast Asia	343	6	742	639
Japan	—	1,491	91	1,648
Hong Kong/Taiwan	112	12	112	16
Total Nu Skin	4,249	3,125	14,196	7,670
Rhyz Investments
Manufacturing	5,662	603	9,000	11,108
Grow Tech	61	239	1,003	417
Rhyz other	—	—	—	—
Total Rhyz Investments	5,723	842	10,003	11,525
Corporate and other	7,504	5,338	12,650	9,497
Total	$17,476	$9,305	$36,849	$28,692

11.	Commitments and Contingencies

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

In April 2021, the Company acquired 100% ownership in MyFavoriteThings, Inc. (“MyFavoriteThings”) making MyFavoriteThings a wholly owned subsidiary of the Company. The acquisition enables the Company to continue to expand its digital tools. The purchase price for MyFavoriteThings was $16.8 million, net of cash acquired of $0.4 million and $0.9 million to be paid within six months, all payable in cash. In addition, there is potential for an incremental $24.0 million in contingent consideration, which becomes payable if certain revenue and profitability targets are reached in 2021, 2022 and 2023. The fair value of the contingent consideration recorded on the acquisition date is $8.7 million. The Company allocated the gross purchase price of $29.4 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $16.4 million of intangible assets, $0.4 million of cash, $0.1 million of accounts receivable, and also resulted in a deferred tax liability of $3.5 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $12.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired were comprised of $2.0 million for customer relationships, $11.3 million for technology, $2.8 million for tradenames and $0.3 million for other intangibles. The intangibles were assigned useful lives of 8 years for the technology and tradenames, approximately 4 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. As of June 30, 2021 the allocation of the purchase price for the acquisition of MyFavoriteThings is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

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

Overview

Revenue for the three-month period ended June 30, 2021 increased 15% to $704.1 million, compared to $612.4 million in the prior-year period, and revenue for the six-month period ended June 30, 2021 increased 22% to $1.4 billion, compared to $1.1 billion in the prior-year period. Sales Leaders increased 15% and Customers decreased 2% on a year-over-year basis. Our reported revenue benefited 6% from foreign-currency fluctuations for both periods presented of 2021.

Our results continue to benefit from our strategic shift to become a more digital business with continued growth from social commerce, and our Sales Leaders have been able to leverage the power of social sharing to achieve greater levels of productivity.  If and when the COVID-19 pandemic subsides, there is uncertainty as to the impact on trends towards online shopping and how our business would be impacted by changes in those trends. Our 15% revenue growth was driven by solid growth in our Americas/Pacific and EMEA segments, where our Brand Affiliates have more broadly adopted social commerce to share our products. The pandemic negatively impacted our Asia markets more heavily, as our sales force generally relies more on in-person meetings in those markets and the social sharing model is less mature.  Our revenue and Sales Leaders also benefitted from Sales Leaders initiatives during the quarter. Our Customers declined 2%, primarily due to a significant surge in the prior year. We are continuing the launch of the ageLOC Boost; at the date of this report, the Boost is now generally available for purchase in all of our eastern markets, with EMEA and US slated for the back half of 2021. Also, in the back half of the year, we are beginning our launch process of our two new products Beauty Focus Collagen+ and ageLOC Meta, with both being generally available for purchase in 2022.

Earnings per share for the second quarter of 2021 increased 42% to $1.15, compared to $0.81 in the prior-year period. Earnings per share for the first six months of 2021 increased 79% to $2.06, compared to $1.15 in the prior-year period. The increase in earnings per share for the second quarter was primarily driven by the increase in revenue, improved gross margin from lower freight expense as a percentage of revenue and favorable product mix, and a decrease in selling expense as a percent of revenue. The increase in earnings per share for the first half of 2021 was driven by the increase in revenue and fixed nature of general and administrative expenses on the increased revenue.

Segment Results

We report our business in ten segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas/Pacific, South Korea, Southeast Asia, Japan, Hong Kong/Taiwan, and EMEA—and our three Rhyz Investment segments—Manufacturing, Grow Tech and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other category includes other investments by our Rhyz strategic investment arm, which were entered into during the second quarter of 2021.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2021	2020	Change	Change (1)	2021	2020	Change	Change (1)

Nu Skin
Mainland China	$154,182	$146,332	5%	(4)%	$303,775	$284,028	7%	(2)%
Americas/Pacific	151,730	127,919	19%	14%	301,195	202,492	49%	45%
South Korea	88,604	76,915	15%	6%	169,735	152,634	11%	3%
EMEA	83,115	50,776	64%	49%	159,295	86,179	85%	69%
Southeast Asia	70,751	66,829	6%	2%	138,336	136,415	1%	(2)%
Japan	68,020	68,291	—	1%	137,884	129,591	6%	6%
Hong Kong/Taiwan	38,529	37,161	4%	—	74,874	72,988	3%	(1)%
Nu Skin other	755	(85)	988%	988%	1,460	688	112%	112%
Total Nu Skin	655,686	574,138	14%	8%	1,286,554	1,065,015	21%	15%
Rhyz Investments
Manufacturing	48,140	37,918	27%	27%	94,125	65,065	45%	45%
Grow Tech	191	310	(38)%	(38)%	364	314	16%	16%
Rhyz other	38	—			38	—
Total Rhyz Investments	48,369	38,228	27%	27%	94,527	65,379	45%	45%
Total	$704,055	$612,366	15%	9%	$1,381,081	$1,130,394	22%	16%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

Nu Skin
Mainland China	$51,480	$43,668	18%	$90,919	$81,055	12%
Americas/Pacific	32,106	25,791	24%	64,250	37,071	73%
South Korea	28,892	24,090	20%	55,417	48,189	15%
EMEA	13,681	3,342	309%	22,577	3,973	468%
Southeast Asia	18,105	16,977	7%	34,354	33,695	2%
Japan	16,461	16,455	—	34,442	31,047	11%
Hong Kong/Taiwan	8,560	6,839	25%	15,908	13,777	15%
Total Nu Skin	169,285	137,162	23%	317,867	248,807	28%
Rhyz Investments
Manufacturing	6,764	5,402	25%	12,590	8,251	53%
Grow Tech	(6,980)	(5,487)	(27)%	(13,071)	(12,337)	(6)%
Rhyz other	(519)	—		(519)	—
Total Rhyz Investments	(735)	(85)	(765)%	(1,000)	(4,086)	76%

The following table provides information concerning the number of Customers and Sales Leaders as of June 30, 2021 and 2020.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of June 30, 2021		As of June 30, 2020		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	328,526	18,647	321,946	17,104	2%	9%
Americas/Pacific	397,685	13,078	424,236	10,787	(6)%	21%
South Korea	153,287	7,935	159,926	6,881	(4)%	15%
EMEA	261,857	7,900	247,057	5,120	6%	54%
Southeast Asia	135,610	7,141	155,822	6,790	(13)%	5%
Japan	125,791	6,053	125,332	6,011	—	1%
Hong Kong/Taiwan	64,861	3,474	65,581	3,343	(1)%	4%
Total	1,467,617	64,228	1,499,900	56,036	(2)%	15%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. The increase in revenue for the second quarter and first six months of 2021, is attributable to the 9% benefit from favorable foreign-currency fluctuations for both periods presented.  Our Mainland China market continues to stabilize from effects of the restrictions on in-person meetings that began in 2019 based on government direction and continued through 2020 with the global pandemic. Our Sales Leaders increased 9%, benefiting from new Sales Leaders initiatives.

The year-over-year increase in segment contribution for the second quarter and first six months of 2021 is attributable to increased reported revenue and a 2.0 percentage point and a 2.1 percentage point improvement, respectively, in gross margin from a favorable product mix and decrease in freight expense to customers. The second quarter of 2021 also reflects a one-time benefit related to payroll taxes which resulted in lower general and administrative expenses.

Americas/Pacific. Our Americas/Pacific segment continued to benefit from greater adoption of innovative products shared increasingly via the social commerce business model supported by our digital tools, which drove increased revenue in the second quarter and first half of 2021. The new social and digital tools as well as strong sales leadership in social sharing in these markets have enabled our sales force to more effectively transact business digitally. These factors also led to an increase in Sales Leaders. Our reported revenue also reflects a 5% and 4% benefit from favorable foreign-currency fluctuations for the second quarter and first half of 2021, respectively. Our Customers decreased 6%, primarily attributable to our Argentina market. Our Argentina market continues to experience economic instability from hyperinflation, which led to a 73% and 56% decline in revenue for the second quarter and first half of 2021, respectively, along with a 77% decline in Customers and a 66% decline in Sales Leaders.

The year-over-year increase in segment contribution for the second quarter and first half of 2021 primarily reflects the increase in revenue and a 2.3 percentage point and 1.4 percentage point improvement, respectively, in gross margin from product mix and less freight expense. The first half of 2021 also benefited from the fixed nature of general and administrative expenses, which as a percentage of revenue decreased 1.8 percentage points.

South Korea. Our South Korea market continues to improve and benefited from successful product promotions and Sales Leader initiatives which contributed to a 15% increase in revenue for the second quarter and 15% increase in Sales Leaders. Our reported revenue reflects a 9% benefit and an 8% benefit from favorable foreign-currency fluctuations for the second quarter and first half of 2021, respectively.

The year-over-year increase in segment contribution primarily reflects the increased revenue, along with improvements in gross margin, from a shift to more favorable margin products.

EMEA. Our EMEA segment’s strong revenue trends continued into the second quarter and first half of 2021, benefiting from further adoption of the social sharing business model supported by our digital tools. During the second quarter we began the ageLOC Boost launch process, with a strong Sales Leader introduction, generating $11.1 million in sales. These factors contributed to a 64% and 85% increase in revenue for the second quarter and first half of 2021, respectively and a 54% increase in Sales Leaders. Our reported revenue also benefited 15% and 16% from foreign-currency fluctuations for the second quarter and first half of 2021, respectively. Similar to our Americas/Pacific segment, the strong sales leadership in social sharing has allowed the EMEA segment to more effectively transact business digitally.

The strong improvement in segment contribution for the second quarter and first half of 2021 is primarily attributable to higher revenue and the fixed nature of general and administrative expenses. In addition, gross margin improved for the second quarter and first half of 2021 from favorable product mix from the Boost launch.

Southeast Asia. The year-over-year increase in revenue for the second quarter and first half of 2021 primarily reflects a benefit from favorable foreign currency fluctuations.  Sales Leader initiatives and a virtual Sales Leader event during the quarter led to a 5% increase in Sales Leaders. The decrease in Customers for the Southeast Asia segment was primarily attributable to the COVID-19 restrictions that still remain in place, as well as a decline in our Vietnam market, which is primarily from prior-year regulatory pressures that continue to impact our Customer numbers.

The year-over-year increase in segment contribution for the second quarter and first half of 2021 primarily reflects the increase in revenue.

Japan. We remain encouraged by the increasingly younger demographic that is adept at social sharing. Our first quarter product launches, including ageLOC Boost and restages of other product lines, led to a 6% year-over-year increase in revenue for the first half of 2021, while the second quarter was flat.

The year-over-year increase in segment contribution for the first half of 2021 primarily reflects the increased revenue, a slight decline  in selling expense as a percent of revenue from normal fluctuations and the fixed nature of general and administrative expenses on increased revenue.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment revenue increased 4% for the quarter and 3% for the first half of 2021, with a 4% benefit from favorable foreign-currency fluctuations for both periods presented.  The fourth quarter of 2020 product launches drove an increase in Sales Leaders, which increased 4% as of the second quarter of 2021, compared to the prior-year period.

The increase in segment contribution was primarily driven by reported revenue growth, with general and administrative expenses remaining flat on slightly improved revenue.

Manufacturing. Our Manufacturing segment continues to generate strong results with a 27% year-over-year increase in revenue  for the second quarter and a 45% increase for the six-month period ended June 30, 2021. Our continued investments in additional capacity have allowed our manufacturing companies to increase revenue as the demand for nutrition and personal care products continues to expand.

The 25% increase and 53% increase in segment contribution for the three- and six-month periods ended June 30, 2021, respectively, reflect revenue increases.

Grow Tech. Our Grow Tech segment continues to invest in controlled-environment agriculture technologies. We have found this technology has broader applications in agriculture, and we are investing to pursue this potential opportunity. We are expecting continued losses in 2021 from this segment as we continue to research and refine the technology. We are currently evaluating strategic alternatives with respect to this business.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2021 increased 15% to $704.1 million, compared to $612.4 million in the prior-year period. Revenue for the six-month period ended June 30, 2021 increased 22% to $1.4 billion compared to $1.1 billion. Our reported revenue also benefited 6% from foreign-currency fluctuations for both periods presented of 2021. For a discussion and analysis of these increases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 75.6% for the second quarter of 2021, compared to 74.8% for the prior-year period, and 75.2% for the first six months of 2021, compared to 75.2% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin increased 0.7 percentage points to 78.3% for the second quarter of 2021 and increased 0.3 percentage points to 78.1% for the first half of 2021.  Our Nu Skin gross profit benefitted from a favorable product mix, along with lower freight as a percentage of revenue.

Selling expenses

Selling expenses as a percentage of revenue were 39.5% for the second quarter of 2021, compared to 40.6% for the prior-year period, and 39.9% for the first six months of 2021, compared to 40.2% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 0.9 percentage points to 42.4% for the second quarter of 2021 and increased 0.2 percentage points to  42.9% for the first half of 2021. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses increased to $168.8 million in the second quarter of 2021, compared to $151.6 million in the prior-year period and increased to $338.6 million in the first half of 2021, compared to $301.2 million in the prior-year period. The $37.4 million increase for the first half of 2021 was mainly driven by a $18.7 million increase in labor expenses, attributable to higher employee performance incentive compensation, and approximately $7.4 million in increased IT expenses, associated with our cloud transition and ongoing development of digital tools. The increase for the second quarter is mainly driven by $4.4 million in increased IT expenses, along with a $4.6 million increase in labor expense. General and administrative expenses as a percentage of revenue decreased to 24.0% for the second quarter of 2021, from 24.7% for the prior-year period, and decreased to 24.5% for the first half of 2021, from 26.6% for the prior-year period.

Other income (expense), net

Other income (expense), net was $(4.0) million for the second quarter of 2021 compared to $1.6 million for the prior-year period, and $(2.4) million for the first half of 2021 compared to $(4.6) million for the prior-year period. The increase in expense for the second quarter primarily relates to $3.3 million from foreign-currency fluctuations along with a loss on asset disposal. The decrease in expense for the first half of 2021 primarily relates to a decrease in interest expense from lower interest rates.

Provision for income taxes

Provision for income taxes for the three- and six-month periods of 2021 was $22.0 million and $39.1 million, compared to $17.8 million and $28.5 million for the prior-year periods. The effective tax rates for the three- and six-month periods were 27.1% and 26.8% of pre-tax income compared to 29.8% and 31.6% in the prior-year periods. The decrease in the effective tax rate for the second quarter and first six months of 2021 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset the U.S. income taxes.

Net income

As a result of the foregoing factors, net income for the second quarter of 2021 was $59.3 million, compared to $41.9 million in the prior-year period. Net income for the first six months of 2021 was $106.8 million, compared to $61.6 million for the first six months of 2020.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2021, we generated $1.9 million in cash from operations, compared to $166.1 million in cash from operations during the prior-year period. The decrease in cash flow from operations primarily reflects a $80.2 million increase in inventory partially attributable to a strategic decision to shift back to ocean freight from air freight, resulting in more inventory in our supply chain, along with increases at our manufacturing entities to support the revenue growth. Our cash from operations was also impacted by the first quarter of 2021 payout of the accrued commission and accrued employee incentive payments attributable to our fourth-quarter growth. We generated $20.7 million in cash from operations in the second quarter of 2021. Cash and cash equivalents, including current investments, as of June 30, 2021 and December 31, 2020 were $379.3 million and $423.9 million, respectively, with the decrease being driven by purchases of property and equipment, as discussed below, our quarterly dividend payments, stock repurchases and acquisitions, partially offset by increased borrowings under our revolving credit facility.

Working capital. As of June 30, 2021, working capital was $345.2 million, compared to $360.3 million as of December 31, 2020. The decline in working capital is primarily attributable to a net $120.0 million increase in borrowings under our revolving credit facility during the first half of the year to fund our acquisitions and stock repurchases and other expenses for operations, partially offset by increased inventory.

Capital expenditures. Capital expenditures for the six months ended June 30, 2021 were $36.8 million. We expect that our capital expenditures in 2021 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	a new manufacturing plant in Mainland China

We estimate that capital expenditures for the uses listed above will total approximately $80–95 million for 2021. We are currently in the building phase of the new manufacturing plant in Mainland China.  To date we have spent approximately $28 million and expect that our expenditures for this project will total approximately $55 million over the next 1-2 years, including approximately $25-30 million during 2021.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement, and the outstanding balance on the convertible notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2021 and December 31, 2020, we had $120.0 million and no outstanding borrowings under our revolving credit facility, and $322.5 million and $337.5 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(1.7) million and $(2.1) million as of June 30, 2021 and December 31, 2020, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement. We are planning to refinance our Credit Agreement within the next twelve months.

Derivative Instruments. As of June 30, 2021, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first half of 2021, we repurchased approximately 1.2 million shares of our Class A common stock under the plan for $60.4 million. As of June 30, 2021, $265.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and May 2021, our board of directors declared quarterly cash dividends of $0.38 per share. These quarterly cash dividends of $19.3 million and $19.0 million were paid on March 10, 2021 and June 9, 2021 to stockholders of record on February 26, 2021 and May 28, 2021. In August 2021, our board of directors declared a quarterly cash dividend of $0.38 per share to be paid on September 8, 2021 to stockholders of record on August 27, 2021. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2021 and December 31, 2020, we held $379.3 million and $423.9 million, respectively, in cash and cash equivalents, including current investments. These amounts include $321.2 million and $374.7 million as of June 30, 2021 and December 31, 2020, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2021, we had $67.9 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2021 and December 31, 2020, we had $10.6 million and $10.6 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies

There were no significant changes in our critical accounting policies during the second quarter of 2021.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2021, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and six-month periods ended June 30, 2021 and 2020.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2021 and 2020, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2021, and 2020 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and may require significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In June 2021, the U.S. Federal Trade Commission (“FTC”) announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

Epidemics, including the recent outbreak of COVID-19, and other crises have and may continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 and resulting pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. Although some of the negative impacts of COVID-19 have recently improved, this situation continues to be fluid and there is uncertainty regarding its duration and future impacts. For example, the delta variant or other variants have caused some of the pandemic’s negative impacts to worsen or return. In addition, the productivity of our sales force could be negatively impacted as restrictions are lifted and our sales force is able to more freely travel and take vacations.

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

Difficult economic conditions, such as high unemployment levels, inflation, or recession, could adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. For example, an increase in oil prices would likely cause our shipping expenses to increase, which would negatively affect our profitability. In addition, economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. There also appears to be increased concerns about potential inflationary pressures, which could have a negative impact on our business if it impacts the discretionary spending of our consumers.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2021	115,209	$52.44	115,209	$269.4
May 1 - 31, 2021	66,299	56.83	66,299	$265.6
June 1 - 30, 2021	3,215	60.45	3,215	$265.4
Total	184,723	$54.16	184,723

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

On August 3, 2021, the Compensation and Human Capital Committee (the “Committee”) of the Company’s Board of Directors adjusted the compensation of Mark H. Lawrence, the Company’s Chief Financial Officer, due to additional responsibilities he recently assumed. Mr. Lawrence’s salary was increased to $575,000, effective September 1, 2021, and the Committee currently anticipates increasing the grant value of Mr. Lawrence’s annual equity incentive award to approximately $1,300,000 in 2022.

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

August 4, 2021

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)