Form 10-Q
period 2021-09-30
NU SKIN ENTERPRISES, INC.
filed 2021-11-04
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  October 31, 2021, 49,823,307 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2021

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$282,412	$402,683
Current investments	19,190	21,216
Accounts receivable, net	52,441	63,370
Inventories, net	415,203	314,366
Prepaid expenses and other	121,626	101,563
Total current assets	890,872	903,198

Property and equipment, net	464,049	468,181
Operating lease right-of-use assets	128,887	155,104
Goodwill	215,582	202,979
Other intangible assets, net	88,497	89,532
Other assets	186,522	138,082
Total assets	$1,974,409	$1,957,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,023	$66,174
Accrued expenses	378,573	446,682
Current portion of long-term debt	110,000	30,000
Total current liabilities	540,596	542,856

Operating lease liabilities	95,741	112,275
Long-term debt	278,563	305,393
Other liabilities	123,032	102,281
Total liabilities	1,037,932	1,062,805

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	590,678	579,801
Treasury stock, at cost – 40.5 million and 39.7 million shares	(1,518,535)	(1,461,593)
Accumulated other comprehensive loss	(75,658)	(64,768)
Retained earnings	1,939,901	1,840,740
Total stockholders’ equity	936,477	894,271
Total liabilities and stockholders’ equity	$1,974,409	$1,957,076

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$641,152	$703,347	$2,022,233	$1,833,741
Cost of sales	158,907	183,374	501,448	463,277
Gross profit	482,245	519,973	1,520,785	1,370,464

Operating expenses:
Selling expenses	255,719	280,695	807,358	735,365
General and administrative expenses	161,142	165,050	499,754	466,232
Total operating expenses	416,861	445,745	1,307,112	1,201,597

Operating income	65,384	74,228	213,673	168,867
Other income (expense), net	2,781	525	351	(4,068)

Income before provision for income taxes	68,165	74,753	214,024	164,799
Provision for income taxes	18,436	18,446	57,527	46,911

Net income	$49,729	$56,307	$156,497	$117,888

Net income per share (Note 6):
Basic	$0.99	$1.10	$3.11	$2.24
Diluted	$0.97	$1.08	$3.03	$2.23

Weighted-average common shares outstanding (000s):
Basic	50,098	51,308	50,304	52,741
Diluted	51,260	52,243	51,629	52,906

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$49,729	$56,307	$156,497	$117,888

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(1) and $(8) for the three months ended September 30, 2021 and 2020, respectively, and $1 and $(3) for the nine months ended September 30, 2021 and 2020, respectively	(7,165)	10,022	(13,431)	1,873
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(7) and $(83) for the three months ended September 30, 2021 and 2020, respectively and $(678) and $(83) for the nine months ended September 30, 2021 and 2020, respectively	25	305	2,455	305
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $(10) and $(2) for the three months ended September 30, 2021 and 2020, respectively and $(24) and $(2) for the nine months ended September 30, 2021 and 2020, respectively	35	6	86	6
	(7,105)	10,333	(10,890)	2,184
Comprehensive income	$42,624	$66,640	$145,607	$120,072

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

Net income	—	—	—	—	49,729	49,729
Other comprehensive loss, net of tax	—	—	—	(7,105)	—	(7,105)
Repurchase of Class A common stock (Note 6)	—	—	(10,005)	—	—	(10,005)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	609	1,337	—	—	1,946
Stock-based compensation	—	3,093	—	—	—	3,093
Cash dividends	—	—	—	—	(19,007)	(19,007)
Balance at September 30, 2021	$91	$590,678	$(1,518,535)	$(75,658)	$1,939,901	$936,477

	For the Three Months Ended September 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2020	$91	$563,115	$(1,427,064)	$(93,441)	$1,749,311	$792,012

Net income	—	—	—	—	56,307	56,307
Other comprehensive income, net of tax	—	—	—	10,333	—	10,333
Repurchase of Class A common stock (Note 6)	—	—	(19,994)	—	—	(19,994)
Exercise of employee stock options (— million shares)/vesting of stock awards	—	261	684	—	—	945
Stock-based compensation	—	7,115	—	—	—	7,115
Cash dividends	—	—	—	—	(19,245)	(19,245)
Balance at September 30, 2020	$91	$570,491	$(1,446,374)	$(83,108)	$1,786,373	$827,473

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	156,497	156,497
Other comprehensive loss, net of tax	—	—	—	(10,890)	—	(10,890)
Repurchase of Class A common stock (Note 6)	—	—	(70,415)	—	—	(70,415)
Exercise of employee stock options (0.6 million shares)/vesting of stock awards	—	(5,599)	13,473	—	—	7,874
Stock-based compensation	—	16,476	—	—	—	16,476
Cash dividends	—	—	—	—	(57,336)	(57,336)
Balance at September 30, 2021	$91	$590,678	$(1,518,535)	$(75,658)	$1,939,901	$936,477

	For the Nine Months Ended September 30, 2020
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	117,888	117,888
Other comprehensive income, net of tax	—	—	—	2,184	—	2,184
Repurchase of Class A common stock (Note 6)	—	—	(127,361)	—	—	(127,361)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(2,492)	5,813	—	—	3,321
Stock-based compensation	—	15,439	—	—	—	15,439
Cash dividends	—	—	—	—	(59,287)	(59,287)
Balance at September 30, 2020	$91	$570,491	$(1,446,374)	$(83,108)	$1,786,373	$827,473

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$156,497	$117,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,858	55,279
Non-cash lease expense	40,703	34,087
Stock-based compensation	16,476	15,439
Foreign currency losses	5,501	1,203
Loss on disposal of assets	13,210	2,516
Deferred taxes	3,846	(7,931)
Unrealized (gain)/losses on equity investments	(18,077)	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,377	(9,273)
Inventories, net	(109,371)	4,882
Prepaid expenses and other	(29,311)	4,180
Other assets	(18,438)	(76,487)
Accounts payable	(11,182)	15,884
Accrued expenses	(89,993)	99,438
Other liabilities	5,977	27,343
Net cash provided by operating activities	32,073	284,448

Cash flows from investing activities:
Purchases of property and equipment	(50,384)	(48,810)
Proceeds on investment sales	11,171	7,630
Purchases of investments	(14,973)	(8,759)
Acquisitions (net of cash acquired)	(18,963)	—
Net cash used in investing activities	(73,149)	(49,939)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	7,874	3,321
Payment of cash dividends	(57,336)	(59,287)
Repurchases of shares of common stock	(70,415)	(127,361)
Finance lease principal payments	(1,409)	—
Payments of debt	(77,500)	(135,000)
Proceeds from debt	130,000	115,000
Net cash used in financing activities	(68,786)	(203,327)

Effect of exchange rate changes on cash	(10,409)	(102)

Net increase (decrease) in cash and cash equivalents	(120,271)	31,080

Cash and cash equivalents, beginning of period	402,683	335,630

Cash and cash equivalents, end of period	$282,412	$366,710

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from ten segments, consisting of its seven geographic Nu Skin segments—Mainland China; Americas, which includes Canada, Latin America and the United States; South Korea; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa; Japan; Southeast Asia/Pacific, which includes Australia, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; and Hong Kong/Taiwan, which also includes Macau—and three Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; Grow Tech, which focuses on developing controlled-environment agriculture technologies and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2021, and for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2020 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$182,656	$118,877
Finished goods	232,547	195,489
Total Inventory, net	$415,203	$314,366

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2021 and December 31, 2020 was $24.5 million and $18.2 million, respectively. The contract liabilities impact to revenue for the three-month periods ended September 30, 2021, and 2020 was a decrease of $0.7 million and a decrease of $1.8 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2021, and 2020 was a decrease of $6.3 million and a decrease of $5.3 million, respectively.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities ("ASC 321") for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not exercise significant influence over these companies. These investments are carried on the Consolidated Balance Sheets within Other Assets. Changes in fair value based on impairments or resulting from observable price changes are recorded in Other Income (expense), net on the Consolidated Statement of Comprehensive Operations. See Note 7 – Fair Value and Equity Investments, for further details around the Company’s equity investments.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2021 and December 31, 2020 (U.S. dollars in thousands):

	September 30, 2021	December 31, 2020
Nu Skin
Mainland China	$32,179	$32,179
Americas	9,449	9,449
South Korea	29,261	29,261
Southeast Asia/Pacific	18,537	18,537
EMEA	2,875	2,875
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Grow Tech	9,150	9,150
Rhyz Other	12,603	—
Total	$215,582	$202,979

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the LIBOR, plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2021, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2021 and December 31, 2020:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2021 (1)(2)	Balance as of December 31, 2020 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$315.0 million	$337.5 million	Variable 30 day: 2.33%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$75.0 million	$—	Variable 30 day: 2.33%	Revolving line of credit expires April 18, 2023.

(1)
As of September 30, 2021 and December 31, 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $35.0 million and $30.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.4 million and $2.1 million as of September 30, 2021 and December 31, 2020, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of September 30, 2021, the weighted average remaining lease term was 6.7 and 4.0 years for operating and finance leases, respectively. As of September 30, 2021, the weighted average discount rate was 4.0% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense
Operating lease cost	$12,193	$13,038	$37,408	$39,043
Variable lease cost	1,121	678	4,145	2,062
Short-term lease cost	13	118	590	258
Sublease income	(1,352)	(1,075)	(5,164)	(3,264)
Finance lease expense
Amortization of right-of-use assets	594	—	1,811	—
Interest on lease liabilities	77	—	248	—
Total lease expense	$12,646	$12,759	$39,038	$38,099

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash outflow from operating leases	$40,072	$40,865
Operating cash outflow from finance leases	$250	$—
Financing cash outflow from finance leases	$1,409	$—
Right-of-use assets obtained in exchange for operating lease obligations	$19,120	$62,514
Right-of-use assets obtained in exchange for finance lease obligations	$59	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2021	$11,911	$535
2022	35,502	2,150
2023	24,955	2,069
2024	19,610	1,958
2025	14,725	1,385
Thereafter	41,327	262
Total	148,030	8,359
Less: Finance charges	18,241	622
Total principal liability	$129,789	$7,737

The Company has additional lease liabilities of $0.1 million which have not yet commenced as of September 30, 2021, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2021 and 2020, stock options of 0.1 million and 0.2 million, respectively, and for the nine-month periods ended September 30, 2021 and 2020, stock options of 0.1 million and 0.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May and August 2021, the Company’s board of directors declared quarterly cash dividends of $0.38 per share. These quarterly cash dividends of $19.3 million $19.0 million and $19.0 million were paid on March 10, 2021, June 9, 2021 and September 8, 2021 to stockholders of record on February 26, 2021,  May 28, 2021 and August 27, 2021. In November 2021, the Company’s board of directors declared a quarterly cash dividend of $0.38 per share to be paid on December 8, 2021 to stockholders of record on November 26, 2021.

Repurchase of common stock

During the three-month periods ended September 30, 2021 and 2020, the Company repurchased 0.2 million and 0.4 million shares of its Class A common stock under its stock repurchase plan for $10.0 million and $20.0 million, respectively. During the nine-month periods ended September 30, 2021 and 2020, the Company repurchased 1.4 million shares and 4.8 million shares of its Class A common stock under its stock repurchase plan for $70.4 million and $127.4 million, respectively. As of September 30, 2021, $255.4 million was available for repurchases under the Company’s stock repurchase plan.

7.	Fair Value and Equity Investments

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$74,360	$—	$—	$74,360
Derivative financial instruments asset	—	4,395	—	4,395
Life insurance contracts	—	—	48,625	48,625
Derivative financial instruments liability	—	(112)	—	(112)
Contingent consideration	—	—	(12,132)	(12,132)
Total	$74,360	$4,283	$36,493	$115,136

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$56,628	$—	$—	$56,628
Derivative financial instruments asset	—	1,145	—	1,145
Life insurance contracts	—	—	45,453	45,453
Derivative financial instruments liability	—	(105)	—	(105)
Contingent consideration	—	—	(3,125)	(3,125)
Total	$56,628	$1,040	$42,328	$99,996

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$45,453
Actual return on plan assets	3,172
Purchase and issuances	7,016
Sales and settlements	(7,016)
Transfers into Level 3	—
Ending balance at September 30, 2021	$48,625

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust.

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

Beginning balance at January 1, 2021	$(3,125)
Additions from acquisitions	(8,702)
Changes in fair value of contingent consideration	(305)
Ending balance at September 30, 2021	$(12,132)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million as of September 30, 2021 and $5.0 million as of December 31, 2021.  During the three months ended September 30, 2021, the Company made an additional investment of $5.0 million. During the three months and nine months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income (expense), net on the Consolidated Statement of Comprehensive Operations. The upward fair value adjustment represents a nonrecurriing fair value measurement based on observable price changes and is classified as a level 2 fair value measurement.

8.	Income Taxes

Provision for income taxes for the three- and nine-month periods of 2021 was $18.4 million and $57.5 million, compared to $18.4 million and $46.9 million for the prior-year periods. The effective tax rates for the three- and nine-month periods were 27.0% and 26.9% of pre-tax income compared to 24.7% and 28.5% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $25.5 million and $34.8 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. The Company is no longer subject to tax examinations from the IRS for all years for which tax returns have been filed before 2020. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2017. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. The Company has elected to participate in CAP for 2021 and may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2015. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable. The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $3.0 to $4.0 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $112 thousand will be reclassified as an increase to interest expense.

As of September 30, 2021 and December 31, 2020, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest Rate Swap - Asset	Other Assets	$4,395	$1,145
Interest Rate Swap - Liability	Accrued Expenses	$112	$105

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended		Nine Months Ended
Derivatives in Cash flow	September 30,		September 30,
Hedging Relationships:	2021	2020	2021	2020
Interest Rate Swaps	$32	$388	$3,133	$388

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
Derivatives in Cash flow	Income Statement	September 30,		September 30,
Hedging Relationships:	Location	2021	2020	2021	2020
Interest Rate Swaps	Other Income (Expense), Net	$(45)	$(8)	$(110)	$(8)

10.	Segment Information

The Company reports revenue from ten segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas, South Korea, Southeast Asia/Pacific, Japan, EMEA, and Hong Kong/Taiwan—and three Rhyz Investments segments—Manufacturing, Grow Tech and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

In the first quarter of 2021, as a result of a change in the Company’s transfer pricing policies in the Americas, the segment contribution calculation has been adjusted. The prior year Americas and Corporate and other has been recast to conform with the new policy.

Beginning in July 2021, the Company has changed how the chief operating decision maker manages and reports the Pacific market. The Pacific market will be now be reported with the Southeast Asia segment and no longer with the Americas segment. Segment information has been recast to reflect the move of the Pacific components from the "America/Pacific" operating segment to the "Southeast Asia/Pacific" operating segment. Consolidated financial information is not affected.

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$134,291	$169,068	$438,066	$453,096
Americas	131,482	133,618	403,755	312,436
South Korea	91,989	83,460	261,724	236,094
Southeast Asia/Pacific	79,081	101,949	246,338	262,038
EMEA	55,839	61,411	215,134	147,590
Japan	65,117	70,958	203,001	200,549
Hong Kong/Taiwan	39,921	42,265	114,795	115,253
Nu Skin other	889	(314)	2,350	374
Total Nu Skin	598,609	662,415	1,885,163	1,727,430
Rhyz Investments
Manufacturing (1)	41,635	40,910	135,760	105,975
Grow Tech	783	22	1,147	336
Rhyz other	125	—	163	—
Total Rhyz Investments	42,543	40,932	137,070	106,311
Total	$641,152	$703,347	$2,022,233	$1,833,741

(1)
The Manufacturing segment had $27.4 million and $10.9 million of intersegment revenue for the three months ended September 30, 2021 and 2020, respectively, and $68.0 million and $24.2 million for the nine months ended September 30, 2021 and 2020, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$30,677	$54,522	$121,596	$135,577
Americas	25,752	20,618	83,495	48,730
South Korea	28,984	25,232	84,401	73,421
Southeast Asia/Pacific	19,020	23,892	59,881	62,263
EMEA	6,693	7,111	29,270	11,084
Japan	16,267	18,245	50,709	49,292
Hong Kong/Taiwan	8,940	9,048	24,848	22,825
Nu Skin contribution	136,333	158,668	454,200	403,192
Rhyz Investments
Manufacturing	3,059	6,749	15,649	15,000
Grow Tech	(6,798)	(5,322)	(19,869)	(17,659)
Rhyz other	(659)	—	(1,178)	—
Rhyz Investments contribution	(4,398)	1,427	(5,398)	(2,659)
Total segment contribution	131,935	160,095	448,802	400,533
Corporate and other	(66,551)	(85,867)	(235,129)	(231,666)
Operating income	65,384	74,228	213,673	168,867
Other income (expense)	2,781	525	351	(4,068)
Income before provision for income taxes	$68,165	$74,753	$214,024	$164,799

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$3,253	$2,649	$9,868	$7,631
Americas	190	251	656	714
South Korea	805	756	2,768	2,731
Southeast Asia/Pacific	359	334	1,096	1,300
EMEA	281	231	850	731
Japan	220	296	699	1,602
Hong Kong/Taiwan	1,004	691	2,794	1,948
Total Nu Skin	6,112	5,208	18,731	16,657
Rhyz Investments
Manufacturing	3,069	2,077	8,644	5,954
Grow Tech	1,303	1,302	4,002	3,775
Rhyz other	592	—	987	—
Total Rhyz Investments	4,964	3,379	13,633	9,729
Corporate and other	8,857	9,333	25,494	28,893
Total	$19,933	$17,920	$57,858	$55,279

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2021	2020	2021	2020
Nu Skin
Mainland China	$3,237	$9,000	$15,170	$12,577
Americas	95	123	294	885
South Korea	—	173	508	537
Southeast Asia/Pacific	92	1,256	1,015	1,899
EMEA	391	718	821	1,378
Japan	3	1,484	94	3,132
Hong Kong/Taiwan	110	7	222	23
Total Nu Skin	3,928	12,761	18,124	20,431
Rhyz Investments
Manufacturing	2,604	2,113	11,604	13,221
Grow Tech	212	343	1,215	760
Rhyz other	—	—	—	—
Total Rhyz Investments	2,816	2,456	12,819	13,981
Corporate and other	6,791	4,901	19,441	14,398
Total	$13,535	$20,118	$50,384	$48,810

11.	Commitments and Contingencies

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

In December 2020, the Company acquired 100% of the outstanding equity interest of Ingredient Innovations International Company (“3i”). The purchase price for 3i was $15.7 million, net of cash acquired of $2.1 million and $0.8 million to be paid within six months, all payable in cash. In addition, there is potential for an incremental $7.0 million in contingent consideration, which becomes payable if certain performance targets are reached in 2021 and 2022. The fair value of the contingent consideration recorded on the acquisition date was $3.1 million. The Company allocated the gross purchase price of $24.5 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $14.4 million of intangible assets, $0.3 million of property and equipment, $2.1 million of cash, $0.8 million of accounts receivable and less than $0.3 million of inventory, and the acquisition also included approximately $0.3 million of current liabilities and resulted in a deferred tax liability of $3.1 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $6.4 million was recorded as goodwill. The intangible assets acquired were comprised of $3.7 million for Customer relationships, $10.0 million for technology and $0.7 million for other intangibles, all with an assigned estimated useful life of approximately 8 years. All the goodwill was assigned to our Manufacturing segment. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended March 31, 2021.

In April 2021, the Company acquired 100% ownership in MyFavoriteThings, Inc. (“Mavely”) making Mavely a wholly owned subsidiary of the Company. The acquisition enables the Company to continue to expand its digital tools. The purchase price for Mavely was $16.8 million, net of cash acquired of $0.4 million and $0.9 million to be paid within six months, all payable in cash. In addition, there is potential for an incremental $24.0 million in contingent consideration, which becomes payable if certain revenue and profitability targets are reached in 2021, 2022 and 2023. The fair value of the contingent consideration recorded on the acquisition date was $8.7 million. The Company allocated the gross purchase price of $29.4 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $16.4 million of intangible assets, $0.4 million of cash, $0.1 million of accounts receivable, and also resulted in a deferred tax liability of $3.5 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $12.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired were comprised of $2.0 million for customer relationships, $11.3 million for technology, $2.8 million for trademarks and $0.3 million for other intangibles. The intangibles were assigned useful lives of 8 years for the technology and tradename, approximately 4 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended September 30, 2021.

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

Overview

Revenue for the three-month period ended September 30, 2021 decreased 9% to $641.2 million, compared to $703.3 million in the prior-year period, and revenue for the nine-month period ended September 30, 2021 increased 10% to $2.0 billion, compared to $1.8 billion in the prior-year period. Sales Leaders decreased 15% and Customers decreased 9% on a year-over-year basis. Our reported revenue benefited 2% and 4% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2021, respectively.

Our third quarter revenue was softer than anticipated as the COVID-19 delta variant created unexpected disruptions in many of our markets. The unanticipated government restrictions impacted our ability to sell and distribute products, with the largest impact in our Mainland China and Southeast Asia/Pacific markets, and also disrupted our promotional activities such as the incentive trips and the performance of local expos in several markets.  The revenue growth for the first nine months of 2021 benefited from a strong first half of 2021 where we benefitted from social commerce. We are continuing the launch of our two new products Beauty Focus Collagen+ and ageLOC Meta, with both being generally available for purchase in 2022.

Earnings per share for the third quarter of 2021 decreased 10% to $0.97, compared to $1.08 in the prior-year period. Earnings per share for the first nine months of 2021 increased 36% to $3.03, compared to $2.23 in the prior-year period. The decrease in earnings per share for the third quarter was primarily driven by the decrease in revenue. The increase in earnings per share for the first nine-months of 2021 was driven by the increase in revenue and fixed nature of general and administrative expenses on the increased revenue.

Segment Results

We report our business in ten segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas, South Korea, Southeast Asia/Pacific, Japan, Hong Kong/Taiwan, and EMEA—and our three Rhyz Investment segments—Manufacturing, Grow Tech and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during the second quarter of 2021.

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2021	2020	Change	Change(1)	2021	2020	Change	Change(1)

Nu Skin
Mainland China	$134,291	$169,068	(21)%	(26)%	$438,066	$453,096	(3)%	(11)%
Americas	131,482	133,618	(2)%	(2)%	403,755	312,436	29%	28%
South Korea	91,989	83,460	10%	8%	261,724	236,094	11%	5%
Southeast Asia/Pacific	79,081	101,949	(22)%	(23)%	246,338	262,038	(6)%	(9)%
EMEA	55,839	61,411	(9)%	(11)%	215,134	147,590	46%	36%
Japan	65,117	70,958	(8)%	(5)%	203,001	200,549	1%	2%
Hong Kong/Taiwan	39,921	42,265	(6)%	(8)%	114,795	115,253	—	(4)%
Nu Skin other	889	(314)	383%	382%	2,350	374	528%	530%
Total Nu Skin	598,609	662,415	(10)%	(11)%	1,885,163	1,727,430	9%	5%
Rhyz Investments
Manufacturing	41,635	40,910	2%	2%	135,760	105,975	28%	28%
Grow Tech	783	22	3,459%	3,459%	1,147	336	241%	241%
Rhyz other	125	—			163	—
Total Rhyz Investments	42,543	40,932	4%	4%	137,070	106,311	29%	29%
Total	$641,152	$703,347	(9)%	(11)%	$2,022,233	$1,833,741	10%	6%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to manage for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

Nu Skin
Mainland China	$30,677	$54,522	(44)%	$121,596	$135,577	(10)%
Americas	25,752	20,618	25%	83,495	48,730	71%
South Korea	28,984	25,232	15%	84,401	73,421	15%
Southeast Asia/Pacific	19,020	23,892	(20)%	59,881	62,263	(4)%
EMEA	6,693	7,111	(6)%	29,270	11,084	164%
Japan	16,267	18,245	(11)%	50,709	49,292	3%
Hong Kong/Taiwan	8,940	9,048	(1)%	24,848	22,825	9%
Total Nu Skin	136,333	158,668	(14)%	454,200	403,192	13%
Rhyz Investments
Manufacturing	3,059	6,749	(55)%	15,649	15,000	4%
Grow Tech	(6,798)	(5,322)	(28)%	(19,869)	(17,659)	(13)%
Rhyz other	(659)	—		(1,178)	—
Total Rhyz Investments	(4,398)	1,427	(408)%	(5,398)	(2,659)	(103)%

The following table provides information concerning the number of Customers and Sales Leaders as of September 30, 2021 and 2020.  “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are independent distributors, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of September 30, 2021		As of September 30, 2020		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders

Mainland China	355,256	13,838	341,386	20,970	4%	(34)%
Americas	324,880	12,127	397,936	12,798	(18)%	(5)%
South Korea	156,439	9,448	164,256	7,973	(5)%	18%
Southeast Asia/Pacific	162,048	7,607	204,489	9,959	(21)%	(24)%
EMEA	210,705	5,726	235,202	6,226	(10)%	(8)%
Japan	123,453	6,029	126,896	6,523	(3)%	(8)%
Hong Kong/Taiwan	62,490	3,790	69,346	4,067	(10)%	(7)%
Total	1,395,271	58,565	1,539,511	68,516	(9)%	(15)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our Mainland China market continued to be challenged during the third quarter of 2021, as the COVID-19 delta variant and corresponding government restrictions negatively impacted our selling and promotional activities. Our revenue benefitted 5% and 8% from favorable foreign-currency fluctuations for the third quarter and first nine months of 2021, respectively. Our Customers benefited from the rollout of our Tencent digital tools, which launched in September of 2021.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2021 is attributable to decreased reported revenue and a 5.2 percentage point and 2.7 percentage point, respectively, increase in selling expense as a percentage of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue. The third quarter decline is also attributable to the fixed nature of general and administrative expenses on lower revenue.

Americas. Our Americas segment continued to benefit from greater adoption of innovative products shared increasingly via the social commerce business model supported by our digital tools, which drove increased revenue in the first nine months of 2021. The decline in revenue, Sales Leaders and Customers for the third quarter of 2021 is predominately due to the continued economic instability in the Latin America markets, Argentina in particular, which is experiencing hyperinflation.  Our U.S. market experienced 14% revenue growth for the third quarter, which is primarily attributable to a strong product launch of Beauty Focus Collagen+, with approximately $19 million in revenue for the quarter.

The year-over-year increase in segment contribution for the third quarter of 2021 primarily reflects the increase in revenue in our U.S. market, which carries a more favorable gross margin than our Latin America markets; this was partially offset by an increase in selling expenses as a percent of revenue from the increased cost of incentive trips. The increase in segment contribution for the first nine months of 2021 primarily reflects the increase in revenue, along with 2.6 percentage point increase in gross margin, and improvements in general and administrative expenses due to the fixed nature on increased revenue, all partially offset by a slight increase in selling expenses as a percent of revenue, from increased cost of incentive trips.

South Korea. Our South Korea market continues to improve and benefited from successful product promotions and Sales Leader initiatives which contributed to a 10% and 11% increase in revenue for the third quarter and first nine months of 2021, respectively and an 18% increase in Sales Leaders. Our product promotions during the quarter drove a 58% increase in sales of our TR90 product line. Our reported revenue reflects a 2% benefit and a 6% benefit from favorable foreign-currency fluctuations for the third quarter and first nine months of 2021, respectively.

The year-over-year increase in segment contribution primarily reflects the increased revenue and improvements in gross margin, due to the increase in sales of TR90, which has a more favorable margin, along with the fixed nature of general and administrative expenses on increased revenue.

Southeast Asia/Pacific. Our Southeast Asia/Pacific market continues to be challenged by the COVID-19 outbreak and the associated government restrictions from the delta variant. In addition, the associated restrictions have impacted our supply chain in the region, as we have been unable to fulfill orders in some markets. The aforementioned issues have contributed to a decline in revenue, along with Customers and Sales Leaders for the third quarter and the first nine months of 2021.

The year-over-year decline in segment contribution for the third quarter and first nine months of 2021 primarily reflects the decline in revenue.

EMEA. The decline in revenue, Customers and Sales Leaders for the third quarter of 2021 is primarily attributable to loosening of COVID-19 restrictions in the segment, which resulted in a longer summer vacation period, paired with a tough comparison against the strong growth in the third quarter of 2020. The increase in revenue for the first nine months of 2021 is primarily attributable to strong adoption of the social sharing business model supported by our digital tools, along with a strong Sales Leaders introduction of the ageLOC Boost in the second quarter, which became generally available at the end of the third quarter.

The decline in segment contribution for the third quarter is primarily attributable to the decline in revenue, along with a 1.7 percentage point increase in selling expense as a percent of revenue from increased cost of incentive trips.  The increase in segment contribution for the first nine months of 2021 is primarily attributable to the increase in revenue, improvements in gross margin from a favorable product mix from the Boost launch and the fixed nature of general and administrative expenses.

Japan. The decline in revenue, Customers and Sales Leaders for the third quarter of 2021 is attributed to the ongoing COVID-19 outbreak and the related supply chain disruptions in the market, which impacted product availability.

The year-over-year increase in segment contribution for the first nine months of 2021 primarily reflects a slight decline in selling expense as a percent of revenue from normal fluctuations. The decline in segment contribution for the third quarter of 2021 is primarily attributed to the decline in revenue and the fixed nature of general and administrative expenses.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment was negatively impacted by the continued pressure from COVID-19 and the delta variant for the third quarter, which contributed to the decline in revenue, Customers and Sales Leaders.

The decline in segment contribution for the third quarter reflects the decline in reported revenue, partially offset by a decline in selling expenses as a percentage of revenue. The increase in segment contribution for the first nine months of 2021 is primarily driven by a 1.0 percentage point decline in selling expenses as a percentage of revenue from product mix.

Manufacturing. Our Manufacturing segment generated a 2% year-over-year increase in revenue for the third quarter and a 28% increase for the nine-month period ended September 30, 2021. Our continued investments in additional capacity have allowed our manufacturing companies to increase revenue as the demand for nutrition and personal care products continues to expand.

The 55% decline and 4% increase in segment contribution for the three- and nine-month periods ended September 30, 2021, respectively, reflect revenue growth, offset by approximately a  $4.8 million increase in inventory reserves.

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

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2021 decreased 9% to $641.2 million, compared to $703.3 million in the prior-year period. Revenue for the nine-month period ended September 30, 2021 increased 10% to $2.0 billion compared to $1.8 billion. Our reported revenue benefited 2% and 4% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2021, respectively. For a discussion and analysis of these changes in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 75.2% for the third quarter of 2021, compared to 73.9% for the prior-year period, and 75.2% for the first nine months of 2021, compared to 74.7% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin increased 2.3 percentage points to 78.6% for the third quarter of 2021 and increased 1.0 percentage points to 78.2% for the first nine months of 2021. Our Nu Skin gross profit benefitted from a favorable product mix, along with lower freight as a percentage of revenue, as during 2020 in order to meet high demand we utilized more costly express shipments.

Selling expenses

Selling expenses as a percentage of revenue remained consistent at 39.9% for the third quarter, and decreased to 39.9% for the first nine months of 2021, compared to 40.1% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue increased 0.3 percentage points to 42.7% for the third quarter of 2021 and increased 0.2 percentage points to 42.8% for the first nine months of 2021. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $161.1 million in the third quarter of 2021, compared to $165.1 million in the prior-year period and increased to $499.8 million in the first nine months of 2021, compared to $466.2 million in the prior-year period. The $33.6 million increase for the first nine months of 2021 was partially attributable to approximately $11.3 million in increased IT expenses, associated with our cloud transition and ongoing development of digital tools, approximately $5.0 million in higher depreciation which is partially attributable to manufacturing capacity expansions, $3.1 million associated with market distributor events held during the year, and miscellaneous increases due to increased revenue. The $4.0 million decrease for the third quarter is mainly driven by lower labor expenses, due to lower employee performance incentive compensation, partially offset by the increase in IT expenses and depreciation, as discussed above. General and administrative expenses as a percentage of revenue increased to 25.1% for the third quarter of 2021, from 23.5% for the prior-year period, and decreased to 24.7% for the first nine months of 2021, from 25.4% for the prior-year period.

Other income (expense), net

Other income (expense), net was $2.8 million for the third quarter of 2021 compared to $0.5 million for the prior-year period, and $0.4 million for the first nine months of 2021 compared to $(4.1) million for the prior-year period. The increase in other income for the third quarter and first nine months of 2021, is predominately from $18.1 million of unrealized equity investments income, partially offset by $10.7 million loss on disposal of assets, primarily attributable to our current initiative to right-size our physical footprint and optimize our physical occupancy. See Note 7 to the consolidated financial statements contained in this report for more information on the unrealized equity investments income. In addition, we incurred $3.1 million and $5.5 million in losses from unfavorable foreign currency fluctuations for the three- and nine-month periods ending September 30, 2021, compared to a gain of $0.2 million and a loss of $1.2 million, for the comparable periods.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods of 2021 was $18.4 million and $57.5 million, compared to $18.4 million and $46.9 million for the prior-year periods. The effective tax rates for the three- and nine-month periods were 27.0% and 26.9% of pre-tax income compared to 24.7% and 28.5% in the prior-year periods. The increase in the effective tax rate for the third quarter is primarily due to the prior year statute limitations expiration for an uncertain tax position. The decrease in the effective tax rate for the first nine months of 2021 primarily reflects the strong growth in the U.S. market and Manufacturing segment, which enabled us to utilize additional foreign tax credits to offset the U.S. income taxes.

Net income

As a result of the foregoing factors, net income for the third quarter of 2021 was $49.7 million, compared to $56.3 million in the prior-year period. Net income for the first nine months of 2021 was $156.5 million, compared to $117.9 million for the first nine months of 2020.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2021, we generated $32.1 million in cash from operations, compared to $284.4 million in cash from operations during the prior-year period. The decrease in cash flow from operations primarily reflects an approximate $144.9 million increase in inventory partially attributable to our strategic decision to carry more inventory to meet customer demand for our new products and build some protection from potential supply chain disruptions, along with the first quarter of 2021 payout of the accrued commission and accrued employee incentive payments attributable to our fourth-quarter growth.  Cash and cash equivalents, including current investments, as of September 30, 2021 and December 31, 2020 were $301.6 million and $423.9 million, respectively, with the decrease being driven by purchases of property and equipment, as discussed below, our quarterly dividend payments, stock repurchases and acquisitions, partially offset by increased net borrowings under our revolving credit facility.

Working capital. As of September 30, 2021, working capital was $350.3 million, compared to $360.3 million as of December 31, 2020. The decline in working capital is primarily attributable to a net $52.5 million increase in borrowings under our revolving credit facility during the first half of the year to fund our acquisitions and stock repurchases and other expenses for operations, partially offset by increased inventory and higher prepaid assets primarily attributable to prepaid income tax.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2021 were $50.4 million. We expect that our capital expenditures in 2021 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	a new manufacturing plant in Mainland China

We estimate that capital expenditures for the uses listed above will total approximately $80–95 million for 2021. We are currently in the building phase of the new manufacturing plant in Mainland China. To date we have spent approximately $30.5 million and expect that our expenditures for this project will total approximately $55 million over the next year, including approximately $25-30 million during 2021.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement, and the outstanding balance on the convertible notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2021 and December 31, 2020, we had $75.0 million and no outstanding borrowings under our revolving credit facility, and $315.0 million and $337.5 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(1.4) million and $(2.1) million as of September 30, 2021 and December 31, 2020, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement. We are planning to refinance our Credit Agreement within the next twelve months.

Derivative Instruments. As of September 30, 2021, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the first nine months of 2021, we repurchased approximately 1.4 million shares of our Class A common stock under the plan for $70.4 million. As of September 30, 2021, $255.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May and August 2021, our board of directors declared quarterly cash dividends of $0.38 per share. These quarterly cash dividends of $19.3 million, $19.0 million and $19.0 million were paid on March 10, 2021, June 9, 2021 and September 8, 2021 to stockholders of record on February 26, 2021, May 28, 2021 and August 27, 2021. In November 2021, our board of directors declared a quarterly cash dividend of $0.38 per share to be paid on December 8, 2021 to stockholders of record on November 26, 2021. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2021 and December 31, 2020, we held $301.6 million and $423.9 million, respectively, in cash and cash equivalents, including current investments. These amounts include $241.8 million and $374.7 million as of September 30, 2021 and December 31, 2020, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2021, we had $32.1 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2021 and December 31, 2020, we had $10.9 million and $10.6 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the third quarter of 2021.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2021, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and nine-month periods ended September 30, 2021 and 2020.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2021 and 2020, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2021, and 2020 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
In 2019, the FTC entered into a settlement with a multi-level marketing company, alleging an illegal business model and compensation structure and inappropriate earnings claims. The company agreed to a prohibition from engaging in multi-level marketing. The FTC and another multi-level company are currently in litigation, and that company has indicated the FTC is seeking to limit the levels of payment in its compensation structure as a condition to settlement.

•
During 2020, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

•
In October 2021, the FTC sent a notice to more than 1,100 companies, including us, that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $43,792 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In addition, if the requirements related to compensation structures in the actions listed above lead to new industry standards or new rules, or if they limit the levels in the network for which payments can be made, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers, preferred customers, and Brand Affiliates who have never sponsored other Brand Affiliates, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in the United States, Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and requires significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. In June 2021, the U.S. Federal Trade Commission (“FTC”) announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

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

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example:

•
During 2020 the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

•
In October 2021, the FTC sent a notice to more than 1,100 companies, including us, that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $43,792 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

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

Epidemics, including COVID-19, and other crises have and may continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 in 2020 and resulting pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts or face more significant closures in the future. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. Although some of the negative impacts of COVID-19 have recently improved, this situation continues to be fluid and there is uncertainty regarding its duration and future impacts. For example, the delta variant or other variants have caused some of the pandemic’s negative impacts to worsen or return. In addition, the productivity of our sales force has been, and could continue to be, negatively impacted as restrictions are lifted and our sales force is able to more freely travel and take vacations.

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

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their sales force, including claims related to the COVID-19 pandemic. For example, during 2020 and 2021, the FTC has issued letters warning several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business and reputation.

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

There are increased expectations and focus from certain investors, Brand Affiliates, consumers, employees and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. From time to time, we announce certain initiatives and goals in these areas. We could fail, or be perceived to fail, in our achievement of such initiatives or goals or in stakeholders’ expectations, or we could fail in accurately reporting our progress on such initiatives, goals and expectations. Moreover, the standards by which corporate citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, such as with our carbon footprint, recyclability of our packaging, ingredients used in our products or the sourcing of such ingredients. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2021	56,955	$54.73	56,955	$262.3
August 1 - 31, 2021	132,308	52.06	132,308	$255.4
September 1 - 30, 2021	—	—	—	$255.4
Total	189,263	$52.87	189,263

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2021

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)