Form 10-K
period 2021-12-31
NU SKIN ENTERPRISES, INC.
filed 2022-02-16
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2021, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.80 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2022, 49,824,136 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS AND OTHER LEGAL MATTERS, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN MAINLAND CHINA AND THE UNITED STATES; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “TARGETS,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE “ITEM 1A. RISK FACTORS.”

In this Annual Report on Form 10-K, references to “dollars” and “$” are to U.S. dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2021, our revenue of $2.7 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include beauty and wellness product manufacturing companies and other investments. In 2021, the Rhyz companies generated $174.7 million, or 6%, of our 2021 reported revenue (excluding sales to our core Nu Skin business).

In 2021, we generated approximately 20% of our revenue from the United States and approximately 21% from Mainland China. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2021, our revenue was positively impacted 2% from foreign-currency fluctuations compared to 2020. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

PRODUCTS

We offer a branded, differentiated product portfolio. We believe our innovative approach to product development and distribution provides us with a competitive advantage in beauty and wellness products and direct selling. We believe that our acquired and licensed technologies, manufacturing and innovation facilities, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products. We seek to offer products that are demonstrable and well suited for social sharing. Sustainability is also an important part of our product strategy; we take sustainability into account as we formulate our products, and we have an ongoing initiative to transition to packaging that is recycled, recyclable, reusable, reduced or renewable.

Beginning in the second half of 2021 and continuing into 2022, we are launching our Beauty Focus Collagen+ skin care supplement and our ageLOC Meta nutritional supplement that helps support metabolic health.

During the past several years, we have generated success in our business with innovative beauty devices. Devices are becoming an increasingly important part of our strategy. During 2022, we currently plan to launch two connected, “input/output” devices, which, subject to the consumer opting in, will gather data to provide insights into consumer behavior and needs, with the goal of enabling us to provide more personalized experiences for our consumers. Please refer to “Distribution Channel” below for additional information about our connected devices and our business strategy that they fit into.

Product Categories

We have two primary product categories: beauty products and wellness products. We develop and distribute innovative, premium-quality products in these two categories under our Nu Skin and Pharmanex brands, respectively. We also develop and distribute products under our ageLOC brand, which features innovative, premium-quality anti-aging products in both the beauty and wellness categories and in many cases is co-branded with our Nu Skin and Pharmanex products. Our innovative beauty devices are among our ageLOC beauty products.

Presented below are the U.S. dollar amounts and associated revenue percentages from the sale of beauty and wellness products, as well as our Rhyz companies, for the last three years. This table should be read in conjunction with the information presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which discusses the factors impacting revenue trends and the costs associated with generating the aggregate revenue presented.

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2021		2020		2019
Beauty(1)	$1,442.7	53.5%	$1,491.8	57.8%	$1,423.5	58.8%
Wellness(1)	1,062.5	39.4%	922.6	35.7%	863.1	35.7%
Other(2)	190.5	7.1%	167.5	6.5%	133.8	5.5%
	$2,695.7	100.0%	$2,581.9	100.0%	$2,420.4	100.0%

(1)
Includes sales of beauty and wellness products in our core Nu Skin business. The beauty category includes $658 million, $712 million, $618 million in sales of devices and related consumables for the years ended December 31, 2021, 2020 and 2019, respectively.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Beauty Products. Our strategy for our beauty products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium beauty markets. Our products in this category include our innovative skin care devices, cosmetics and other personal care products. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our beauty category with ingredients that are scientifically proven to provide visible results. In 2021, our top-selling products by revenue in this category were two of our innovative skin care devices and related consumables: our ageLOC Spa systems and our ageLOC LumiSpa skin treatment and cleansing device. Our ageLOC beauty products accounted for 48% of our beauty product category revenue and 26% of our total revenue in 2021.

Wellness Products. Our strategy for our wellness category is to continue to introduce innovative, substantiated nutritional supplements based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2021, our three top-selling products by revenue in this category were our LifePak nutritional supplements, our ageLOC Youth nutritional supplements and our ageLOC TR90 weight management and body shaping system. Our ageLOC wellness products accounted for 46% of our wellness product category revenue and 18% of our total revenue in 2021.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products and nutritional supplements. In our research and product development, we leverage the three disciplines of science, technology and sourcing to create innovative products that address consumer needs. In recent years, we have developed several technologies that pertain to skin-treatment beauty devices including ageLOC LumiSpa and ageLOC Boost. These devices employ novel technologies related to skin health.

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

We also work to identify and assess innovative technologies developed by third parties for potential licensing, supply or acquisition arrangements. Because of the nature of our distribution channel, which allows us to provide a high level of product information on a person-to-person basis, we often have third parties who are interested in licensing innovative technologies to us to incorporate into our products and commercialize through our distribution channel. Licensing arrangements allow us to leverage the research activities of third parties that have provided demonstrated technologies, clinical support and/or proprietary innovation, without all of the upfront costs and uncertainty associated with internal development. We have also invested in acquisitions to supplement our research capabilities and to acquire technologies.

Intellectual Property

Our major trademarks are registered in the United States and in each market where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me®, LumiSpa® and ageLOC Boost®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, ageLOC Boost, TR90 and Pharmanex BioPhotonic Scanner, are based on proprietary technologies and designs, some of which are patented or licensed from third parties. We also rely on patents and trade secret protection to protect our proprietary technology and other proprietary information for our ageLOC and other products.

Sourcing and Production

For markets other than Mainland China, in 2021, we sourced most of our beauty and wellness products from trusted third-party suppliers and manufacturers, and approximately 18% from our manufacturing subsidiaries. Our manufacturing entities also provide a cost of goods sold benefit and help us to maintain a more consistent supply source. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2021, one of our manufacturing subsidiaries, but no third-party suppliers, accounted for more than 10% of our product purchases. We procure our ageLOC Spa systems and other products or ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. While we generally maintain good relationships with our suppliers, in the event we become unable to source any products or ingredients from our current suppliers, we believe that we would be able to locate alternative vendors, use substitute ingredients, or develop and manufacture alternative products and source them from other suppliers, as applicable. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

In 2021, we acquired a company that we anticipate will help to provide our company and Brand Affiliates with improved social selling capabilities. This business and our manufacturing subsidiaries are owned by our Rhyz strategic investment arm. We plan to continue making strategic acquisitions going forward, as we believe these acquired companies allow us to vertically integrate our business and leverage their expertise to enhance our innovation, sustainability, speed to market and supply chain capabilities.

We also currently own, through our Rhyz entity, a business that was pursuing the commercialization of controlled-environment agriculture technology for use in the agriculture feed industry. This business was part of our Grow Tech segment. During the fourth quarter of 2021, we determined to exit the Grow Tech segment to focus more resources on key strategic initiatives in our core business. We are currently in the process of winding down this segment.

In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $174.7 million in revenue from sales to external customers in 2021.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We believe that direct selling, which has traditionally relied on face-to-face, word-of-mouth marketing, is currently being impacted by the convergence of social commerce, influencer and affiliate marketing, and the growing gig economy. These macroeconomic shifts have also disrupted traditional advertising and retail business practices, as well as e-commerce generally, in favor of socially enabled and direct-to-consumer models. The COVID-19 pandemic has further accelerated disruption across many industries by causing migration to remote work and online shopping.

We endeavor to transform and adapt our business to these trends by helping our sales force to become more socially enabled and to grow their businesses online. Social commerce helped to drive strong growth in our U.S. and EMEA markets in 2020 and 2021, and we are currently working through a significant digital transformation in our business to achieve widespread adoption of social commerce in all of our markets, including further adoption in the U.S. and EMEA. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and functionality. Our products also have served an important role in our social commerce strategy as we have developed products that are shareable and demonstrable on social media platforms. Products continue to play an important role as we transform to a more digital and socially enabled business; in particular, we believe that connected devices will provide data on consumer behaviors and needs that will engender a more personalized experience for our consumers and improved brand loyalty.

Our digital transformation will require significant expenditures over the next several years. It and social sharing also present certain risks and challenges to our business, and some social media platforms impose restrictions or prohibitions on content related to multi-level marketing. For further information, see Item 1A. Risk Factors.

We believe our direct selling distribution channel is an effective vehicle to distribute our products because:

●	our sales force has rapid reach to potential customers through their social networks and the social networks of those to whom they are connected;
●
our sales force can personally educate and share company content with consumers about our products, which we believe is more effective for differentiating our products than using traditional mass-media advertising;

●	our distribution channel allows for personalized product demonstrations and trial by potential consumers;
●	our distribution channel allows our sales force to provide personal testimonials of product efficacy; and
●	our sales force has the opportunity to provide consumers personalized service based on consumers’ needs, including through providing personalized purchasing offers, discounts and regimens.

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, customer type mix, the manner and tools used to engage potential customers, social media and third-party platforms, compensation structure, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market our products.

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

Consumer Group and Sales Network

Our distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption and share products with friends and family; and our sales network—individuals who personally buy, use and resell products, and who also attract new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, personalized, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation, incentives and recognition.

To monitor the growth trends in our consumer group, we track the number of persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate supplemental income by actively and consistently marketing and reselling products. Our Customer numbers do not include consumers who purchase products directly from members of our sales force.

To monitor the growth in our sales network, we track the number of Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements (“Sales Leaders”). Our Sales Leaders are also included in our Customer numbers, as they purchase products from the company and are within the definition of our “Customers.” The following chart sets forth information concerning our Customers and Sales Leaders for the last three years. As we transform our business in the manners discussed above, we are considering additional metrics to help evaluate our business.

Total Number of Customers and Sales Leaders by Region

	As of December 31, 2021		As of December 31, 2020		As of December 31, 2019
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	315,418	17,658	381,460	21,990	292,812	17,987
Americas	336,564	10,340	366,688	12,754	195,646	6,573
South Korea	146,354	7,108	158,953	7,059	168,972	7,251
Southeast Asia/Pacific	169,601	10,386	192,622	10,588	160,919	8,514
EMEA	210,414	6,124	258,587	7,063	153,330	4,619
Japan	122,813	5,872	128,400	6,318	125,557	5,916
Hong Kong/Taiwan	66,395	4,027	70,592	4,663	65,669	3,900
Total	1,367,559	61,515	1,557,302	70,435	1,162,905	54,760

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

●	“Brand Affiliate-Direct Consumers”—Individuals who purchase products directly from a Brand Affiliate at a price established by the Brand Affiliate.
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

●
“Sales Leaders and Qualifiers”—Brand Affiliates who have qualified or are trying to qualify as a Sales Leader. These Brand Affiliates have elected to pursue the business opportunity as a Sales Leader and are actively attracting consumers, recruiting Brand Affiliates and building a sales network under our global sales compensation plan and constitute our sales network.

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

We believe that our global sales compensation plan is among the most generous in the direct selling industry and is one of our competitive advantages. Our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our Brand Affiliates can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are actively sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores and website; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores and website. Our business model in Mainland China is still a person-to-person distribution channel as we rely on our sales employees, independent direct sellers and independent marketers to attract new consumers and promote repeat purchases, and to educate our sales force about our products, culture and policies through frequent training meetings.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model established for Mainland China, which is separate and different from our global compensation plan. Independent direct sellers and sales employees who have not achieved certain qualification requirements receive direct sales bonuses and retail sales bonuses, respectively, based on their monthly product sales. Sales employees who achieve qualification requirements and independent marketers earn (1) monthly retail bonuses on their product sales and other bonuses based on various performance metrics; and (2) a salary (for sales employees, consisting of position pay and performance pay) or service fee (for independent marketers). The salary or service fee and position/title are reviewed and adjusted quarterly based on their performance relative to other sales leaders, taking into account such factors as the sales productivity of the Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services. We utilize our global system to track and assess the sales productivity of each Sales Leader him/herself and the sales force that such Sales Leader trains, collaborates with, supports and services and in connection with the evaluation of their position/title. We generally compensate our Mainland China Sales Leaders at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

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

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements. We hold regular meetings and events globally to recognize Sales Leaders who have achieved various levels of success in our business. These meetings also allow the company and key Sales Leaders to provide training to other Sales Leaders. Although we conduct these meetings and events either virtually or in-person, we are increasingly conducting them virtually—and in 2021, most of them were virtual. We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders. In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices and set goals, generate alignment of Sales Leaders around key initiatives and provide a high level of motivation and team building.

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

Beginning in the second half of 2021 and continuing into 2022, we are launching our Beauty Focus Collagen+ skin care supplement and our ageLOC Meta nutritional supplement that helps support metabolic health.

GEOGRAPHIC REGIONS

We currently sell and distribute our Nu Skin business’s products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand and other markets; Americas, which includes Canada, Latin America and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa. Our Rhyz strategic investment arm also includes three additional segments: Manufacturing, Grow Tech, and Rhyz other. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2021		2020		2019
Nu Skin
Mainland China	$568.8	21%	$625.5	24%	$722.5	30%
Americas	547.8	20	453.0	18	304.4	12
South Korea	354.3	13	326.5	13	330.0	14
Southeast Asia/Pacific	336.7	13	361.6	14	346.3	14
EMEA	283.2	11	230.2	9	167.2	7
Japan	266.2	10	273.7	10	260.0	11
Hong Kong/Taiwan	162.6	6	161.1	6	166.3	7
Other	1.4	—	0.1	—	1.7	—
Total Nu Skin	2,521.0	94	2,431.7	94	2,298.4	95
Rhyz Investments
Manufacturing	172.1	6	149.3	6	121.9	5
Grow Tech	2.1	—	0.9	—	0.1	—
Rhyz other	0.5	—	—	—	—	—
Total Rhyz Investments	174.7	6	150.2	6	122.0	5
Total	$2,695.7	100%	$2,581.9	100%	$2,420.4	100%

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

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. A number of states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. In addition, during 2021 the FTC announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. Also during 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $43,792 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes. For more information about these matters, other regulatory actions, and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system could harm our business” and “Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.”

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

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, following negative media coverage about the healthcare-related product claims made by another direct selling company in Mainland China. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions. For more information about these matters, other regulatory actions, and their potential impact on our business, see Item 1A. Risk Factors, “Risks Associated with Our Operations in Mainland China.”

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

In some markets, regulations applicable to the activities of our Sales Leaders may affect our business because we are, or regulators may assert that we are, responsible for our Sales Leaders’ conduct. In these markets, regulators may request or require that we take steps to ensure that our Sales Leaders comply with local regulations. For example, in Japan, we have taken steps to comply with strict requirements regarding how Brand Affiliates approach prospective customers. From time to time, we receive information from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our Brand Affiliates, and we also sometimes receive warnings to reduce such complaints. Based on this information, we continually evaluate and enhance our Brand Affiliate compliance, education and training efforts in Japan.

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

Product Regulations

Our beauty and wellness products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the FTC, the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those distributed by us.

Regulation of Beauty Products in the United States. Our beauty products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further approval as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and it is the burden of those who sell cosmetics to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations.

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

Regulation of Beauty Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, beauty products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “general cosmetics.” Products in both categories require adequate substantiation of efficacy, which must be made available to authorities prior to marketing a product and which can be reviewed and enforced upon at any time thereafter. The product registration process for some categories of beauty products in Mainland China can be unpredictable and generally takes from 9 to 18 months to complete. However, in some cases, product registration in Mainland China has taken several years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each beauty product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, all “functional” cosmetics are required to either undergo examination by or be reported to the Ministry of Food and Drug Safety. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Directive, which requires a uniform application for foreign companies making beauty product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue or reformulate and re-register products in order to sell those products.

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

Regulation of Wellness Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. Products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for “health foods,” which allows products with only basic nutritional ingredients (some vitamins and minerals) to be notified rather than registered. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. As a result, we often must modify the ingredients and/or the levels of ingredients in our products for certain markets or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.

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

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements and cosmetic products. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in consent decrees or orders requiring, among other things, injunctive provisions, corrective advertising, consumer redress, and such other relief as the agency deems necessary to protect the public. Violation of these consent decrees or orders could result in substantial financial or other penalties. The FTC also sends warning letters as it monitors companies’ activities. For example, during 2020 and 2021 the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. No assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

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

Our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa, ageLOC Boost, ageLOC Spa systems and any future devices may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. We have been required to register our ageLOC Spa systems as medical devices in a few markets. We have registered ageLOC Boost as a medical device in Thailand, and we intend to do so in the United States as well. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

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

COMPETITION

Products

The markets for our products are highly competitive. Our competitors include a broad array of marketers of beauty and wellness products and pharmaceutical companies, such as L’Oréal, Clinique, Estée Lauder, Nature’s Way, Avon Products and Mary Kay, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the reach, convenience and customer servicing of our distribution system.

Direct Selling

We compete with other direct selling organizations, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Natura Cosmeticos and Herbalife. We also compete with local direct selling companies in the markets in which we operate. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

HUMAN CAPITAL RESOURCES

As of December 31, 2021, we had approximately 4,600 full- and part-time employees worldwide. This does not include approximately 15,000 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

All of our full- and part-time employees are responsible for upholding the Nu Skin Code of Conduct and for striving to perpetuate the Nu Skin Way, our global culture aspiration, which includes the following principles:

● A force for good ● Accountable and empowered ● Bold innovators ● Customer obsessed	● Direct and decisive ● Exceptional ● Fast speed ● One global team

The Nu Skin Way forms the foundation of our human capital strategy and objectives. The three primary objectives of our human capital strategy are:

1.	Support the transformation of our business and culture to align with our business strategies and the Nu Skin Way;
2.	Leverage global diversity and build inclusion; and
3.	Simplify the employee experience through global alignment and optimization.

To measure our progress in achieving these objectives, we conduct a global employee survey every four months, which also gathers employee feedback for purposes of designing our talent programs, rewards and benefits. Averaging an approximately 86% response rate during 2021, this survey generates valuable information for us to analyze and to act upon when appropriate. Each survey cycle yielded more than 70,000 data points, consisting of employee responses to each survey question and employee comments. We also conducted focus groups with our employees to gather their feedback on the employee experience, including diversity, equity and inclusion (DEI) matters.

We regularly review our employees’ feedback to better align our human capital initiatives to the needs of our employees. For example, employee feedback has helped guide improvements in diversity, equity and inclusion; manager development; and employee wellness efforts.

Our Board’s committees engage with our senior management and head of Human Resources regarding human capital management on a regular basis. Working with management, our Board’s committees oversee and receive reports on matters including culture, compensation, benefits, key talent succession planning, employee engagement, and DEI. Each year, our management also reports to the Compensation and Human Capital Committee on management’s annual assessment of risks related to our compensation policies and practices. In addition, our Nominating and Corporate Governance Committee conducts annual performance reviews for our key executive officers, and these performance reviews include their performance on human capital management initiatives.

Evidencing the success of our human capital management initiatives, in 2021 we were recognized by the Direct Selling News as one of the best places to work in direct selling, the sixth consecutive year we have received this honor. In addition, Forbes magazine named us to its list of the World’s Top Female-Friendly Companies for 2021 and to the Forbes list of America’s Best Employers for 2022.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 14, 2022 are as follows:

Name	Age	Position
Steven J. Lund	68	Executive Chairman of the Board
Ryan S. Napierski	48	President and Chief Executive Officer
Connie M. Tang	51	Executive Vice President, Chief Global Growth and Customer Experience Officer
Mark H. Lawrence	52	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	69	Executive Vice President and Chief Scientific Officer
Chayce D. Clark	39	Executive Vice President and General Counsel
Steven K. Hatchett	50	Executive Vice President and Chief Product Officer

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

Ryan S. Napierski has served as our Company’s President since 2017 and as our CEO since September 2021. Previously, he served as President of Global Sales and Operations from 2015 to 2017. Prior to serving in that position, he served as both President of our North Asia region since 2014 and President of Nu Skin Japan since 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development for Nu Skin EMEA and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master’s degree in business administration from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

Connie M. Tang has served as our Executive Vice President, Chief Global Growth and Customer Experience Officer since April 2021. From 2012 to 2019, she served as president and CEO of Princess House, a kitchen products company that markets and sells its products through the direct selling channel, and she founded Gritty Executive Consulting, LLC in 2020. Previously, she served as president of the U.S. division of JAFRA Cosmetics and in management roles at BeautiControl. Ms. Tang received a B.A. degree from City University of New York – Brooklyn College.

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

Chayce D. Clark has served as our Executive Vice President and General Counsel since August 2021. Mr. Clark joined our company in 2015 as Assistant General Counsel and later served as Vice President and Deputy General Counsel before beginning his current role. Prior to joining our company, he was a litigation attorney in private practice in Salt Lake City, Utah. He received a B.S. degree from Southern Utah University and a J.D. degree from the University of Utah.

Steven K. Hatchett joined our company in 2018 and served as Senior Vice President of Global Manufacturing until January 2021, when he began serving as Senior Vice President of Global Products. He became Executive Vice President of Global Products in January 2022. From 2015 to 2018, he served as CEO of a nutritional supplement manufacturer that our company acquired in 2018, at which time he began serving as president until December 2020. Previously, he served as vice president of manufacturing and product innovation at Forever Living Products, and as CEO and president at Cornerstone Research and Development.

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

●	Our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could fail to achieve desired long-term results and have a negative impact on revenue.
●	Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.
●	We may be held responsible for certain taxes or assessments relating to the activities of our sales force, which could harm our financial condition and operating results.
Risks Associated with Our Operations in Mainland China
●	Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.
●
If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be significantly negatively impacted.

●	Our ability to expand our business in Mainland China could be negatively impacted if we are unable to obtain additional necessary national and local government approvals in Mainland China.
●	If we are not able to register products for sale in Mainland China, our business could be harmed.
Risks Associated with Market Conditions and Competition
●	Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.
●	Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.
●	Inability of products, platforms, business opportunities and other initiatives to gain or maintain sales force and market acceptance could harm our business.
●	Product diversion may have a negative impact on our business.
Risks Associated with COVID-19
●	Epidemics, including COVID-19, and other crises have and may continue to negatively impact our business.
International Risks
●	Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.
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
●
We depend on our key personnel and Sales Leaders, and the loss of the services provided by any of our executive officers, other key employees or key Sales Leaders could harm our business and results of operations.

Risks Associated with Our Manufacturing and Operations
●	Production difficulties, quality control problems, inaccurate forecasting, shortages in ingredients, and reliance on our suppliers could harm our business.
●	The loss of or a disruption in our manufacturing and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.
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

●	Transition from LIBOR to an alternative benchmark interest rate could have an adverse effect on our overall financial position.
Intellectual Property Risks
●	We may be subject to claims of infringement on the intellectual property rights or trade secrets of others, resulting in costly litigation.
●
If we are unable to protect our intellectual property rights or our proprietary information and know-how, our ability to compete could be negatively impacted and the value of our products could be adversely affected.

Data Security and Privacy Risks
●	Cyber security risks and the failure to maintain the integrity of company, employee, sales force or guest data could expose us to data loss, litigation, liability and harm to our reputation.
Sustainability Risks
●	Our business could be negatively impacted by corporate citizenship and sustainability matters.
Risks Related to Our Common Stock
●	The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.
General Risk Factors
●	Difficult economic conditions could harm our business.

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

●
In 2019, the FTC entered into a settlement with a multi-level marketing company, alleging an illegal business model and compensation structure and inappropriate earnings claims. The company agreed to a prohibition from engaging in multi-level marketing. The FTC and another multi-level marketing company are currently in litigation, and that company had indicated the FTC was seeking to limit the levels of payment in its compensation structure as a condition to settlement.

●
During 2020 and 2021, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

●
In 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $43,792 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In addition, if the requirements related to compensation structures in the actions listed above lead to new industry standards or new rules, or if they limit the levels in the network for which payments can be made, our business could be impacted and we may need to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers and preferred customers, we believe that we can demonstrate consumer demand for our products, but we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes or if the FTC seeks to enforce similar measures in the industry, either through rulemaking or an enforcement action against our company, our business could be harmed.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in the United States, Japan, South Korea and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

●	impose requirements related to sign-up, order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;
●	require us, or our sales force, to register with government agencies;
●	impose limits on the amount of sales compensation we can pay;
●	impose reporting requirements; and
●	require that our sales force is compensated for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and requires significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. During 2021, the U.S. Federal Trade Commission (“FTC”) announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

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

The direct selling industry in Japan continues to experience regulatory and media scrutiny, and other direct selling companies have been suspended from sponsoring activities. Japan imposes strict requirements regarding how Brand Affiliates approach prospective customers. From time to time, we receive information from consumer centers in certain prefectures about the number of general inquiries and complaints about us and our Brand Affiliates, and we also sometimes receive warnings to reduce such complaints. Based on this information, we continually evaluate and enhance our Brand Affiliate compliance, education and training efforts in Japan. However, we cannot be certain that our efforts will successfully prevent regulatory actions against us, including fines, suspensions or other sanctions, or that the company and the direct selling industry will not receive further negative media attention, all of which could harm our business.

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example:

●
During 2020 and 2021, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

●
In 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $43,792 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

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

In addition, as our sales force increasingly uses social media to promote our business opportunity and products, this increases the burden on us to monitor compliance of such activities. It also increases the risk that such social media content could contain problematic claims in violation of our policies and applicable regulations. For example, due to the borderless nature of social media, a claim that is allowed in one market may ultimately reach another market where it is not allowed.

Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.

Social media platforms have, and could in the future, decided to prohibit, block or decrease the prominence of our sales force’s content for any reason. For example, due to concerns with multi-level marketing, the TikTok and WhatsApp Business platforms have updated their policies to prohibit content related to multi-level marketing. In addition, Pinterest and Facebook prohibit ads that promote multi-level marketing opportunities, and Pinterest has also imposed restrictions on weight loss products, claims and photos. Our business is becoming increasingly dependent on social commerce. Additional social media platforms’ adoption of similar or stricter policies could significantly hamper our sales force’s ability to promote our products and attract consumers, which could cause our revenue to decline. Our reputation could also be harmed if our sales force violates any social media platform’s policies.

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

Our sales compensation includes some components that differ from market to market. We modify components of our sales compensation from time to time to keep our sales compensation plans and business models competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our sales force and the complexity of our sales compensation plans, it is difficult to predict how such changes will be viewed by our sales force and whether such changes will achieve their desired results. It also is difficult to predict how such changes may impact our ability to attract a larger potential target market of opportunity seekers. Certain changes we have made to our global sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets, were not viewed positively by some segments of our sales force, and negatively impacted our business. Similarly, we face the risk that we could fail to make changes to our compensation plans that would be necessary to keep our compensation competitive with the market and allow us to attract new opportunity seekers or segments of opportunity seekers, which could have a negative impact on our sales force.

In addition, we have been required to modify our sales compensation plan in certain markets, including South Korea and Vietnam, from time to time to remain in compliance with applicable sales compensation limits. Changes to reduce sales compensation have had a negative impact on the sales force in the past and could in the future.

We have announced that we will be making some changes to our compensation plan in the United States to limit the amount of volume from internal sales to our sales force that can be used in the calculation of their compensation and performance measurements. To facilitate these changes, we are working to implement digital tools to allow our sales force to more easily document resales and also to encourage a shift in behavior through incentives and recognition. To the extent these proposed changes are more difficult to implement and transition than anticipated, our sales force could be distracted or have their commission impacted, all of which could negatively impact our business.

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

We are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our sales force. This would occur if a jurisdiction classifies our sales force as our employees rather than as independent contractors, or if a jurisdiction expands the categories of personnel to whom these tax obligations apply. Some jurisdictions have begun taking these positions with respect to the distributors of direct selling companies, and they may continue to do so. For example, some jurisdictions have, without challenging the “independent contractor” status, taken the position that direct sellers must nonetheless pay certain taxes with respect to payments to their sales force.

In addition, authorities in some jurisdictions have challenged the “independent contractor” status of distributors of some multi-level marketing companies. In the event that local laws and regulations, or the interpretation of local laws and regulations, change to require us to treat members of our sales force as employees rather than independent contractors, or that our Brand Affiliates are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for a variety of obligations that are imposed upon employers relating to their employees, including social security, withholding and related taxes, minimum wage laws, and any related assessments and penalties, which could harm our financial condition and operating results. This risk increases as our sales force increases its use of social sharing, as several jurisdictions’ regulations protect in-person or in-home sales demonstrations from creating an employment relationship but are less protective of online demonstrations. If our Brand Affiliates were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

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

The government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, when the government conducted a 100-day campaign to review and inspect the health products and direct selling industries following negative media coverage generated by the healthcare-related product claims made by another direct selling company in Mainland China. Since 2019, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours.

Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities at stores and warnings. Any determination by government regulators in these inquiries or investigations that our operations or activities, or the activities of our sales force, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

We train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Although our global model and Mainland China business model differ, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force, or allegations of such mistakes, have, and may in the future, led to government reviews and investigations of our operations in Mainland China, as well as adverse publicity, reputational harm and adjustments or interruptions to our operations, all of which has and could in the future have a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region.

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

Other than our direct selling subsidiary, we also have a separate subsidiary in Mainland China that is a registered independent entity that engages in cross-border e-commerce, through which we can sell a limited selection of products to consumers for their personal consumption. Cross-border e-commerce is not a permitted sales channel for direct selling in Mainland China. Members of our sales force can contract with this entity, promote products on its behalf and receive compensation. Through this entity, we sell our ageLOC Meta product, which is not currently registered in Mainland China and, therefore, can only be sold to consumers for their personal consumption. Although we take measures (1) to maintain legal separation between our cross-border e-commerce entity and our direct selling entity; and (2) to ensure the products sold on our cross-border e-commerce platform are for consumers’ personal consumption only, our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these cross-border e-commerce sales activities and related product claims, or the accompanying actions of our sales force, to our direct selling business, and make a determination they are in violation of direct selling or other applicable laws.

The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social stability. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified. If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee and determining their position/title on a quarterly basis, then we could be sanctioned, required to change our business model, and/or have our direct selling license revoked, any of which could significantly harm our business.

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Although the 100-day period has ended, there has continued to be a heightened level of regulatory scrutiny of these industries and of our business and products. For example, government authorities have not been issuing new licenses for direct selling since the beginning of the 100-day action in early 2019. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If changes are made to any of the regulations that apply to our business model, products or operations, our business could be harmed.

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

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and with a few exceptions, the product registration process in Mainland China takes a minimum of two years and may be substantially longer. If the recent media and government scrutiny of the healthcare industry results in more burdensome regulations related to product registration, we may have more difficulty getting new wellness products registered for sale in Mainland China. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

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

The markets for our products are intensely competitive. The success of our products is dependent on our ability to anticipate and respond to market trends and changes in consumer preferences and to maintain a product offering and pipeline that is relevant and priced accessibly to consumers. Many competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. For example, our Nu Skin products compete directly with branded, premium retail products and with the products of other direct selling companies. Because of regulatory restrictions concerning claims about the efficacy of beauty and wellness products, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the beauty and wellness market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies to meet consumers’ needs and demands and reach a wider audience.

We also compete with other direct selling companies and gig economy companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding and innovative. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

●	misperceptions about the types and magnitude of economic benefits offered at different levels of sales engagement in our business; and
●	public, governmental or media perceptions of the direct selling, beauty product, or wellness product industries generally.

These issues have previously resulted in negative publicity and have harmed our business.

Critics of our industry, consumer protection groups, short sellers and other individuals have in the past and may in the future utilize the internet, the press and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. We continue to see adverse publicity regarding our company and the direct selling and healthcare products industries. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation. Furthermore, the availability of social media channels can increase the likelihood of negative publicity because these channels are an easily accessible public forum. For example, if a member of our sales force makes an improper claim about our products or business opportunity on social media, or if a critic of our company posts negative information about our company on social media, it is more likely to be disseminated widely and potentially noticed by the media or regulators.

Inability of products, platforms, business opportunities and other initiatives to gain or maintain sales force and market acceptance could harm our business.

Our ability to improve our financial performance depends on our ability to proactively anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences regarding products, platforms and business opportunities. Our operating results could be adversely affected if our products, platforms, business opportunities and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and sales force members. Potential factors affecting the attractiveness of our products, platforms, business opportunities and other initiatives include, among other things, shifting consumer demands, perceived product quality and value, product exclusivity or effectiveness, demographic trends, the strength of our brand and public image, sustainability factors, DEI initiatives, economic success in our business opportunity, the quality and accuracy of the data we use in running our business, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention or regulatory restrictions on claims. If we are unable to anticipate changes in consumer preferences and trends, our business, financial condition and operating results could be materially adversely affected. Likewise, if we are unable to anticipate changes in the gig and sharing economies and adapt our business opportunity accordingly, our ability to capture growth trends in the social commerce marketplace could be materially adversely affected.

In addition, our ability to develop and introduce new products could be impacted by, among other things, government regulations, changing policies in social media and other communications platforms, the inability to attract and retain qualified staff, the termination of third-party research and collaborative arrangements, intellectual property of competitors that may limit our ability to offer innovative products or that challenge our own intellectual property, problems related to manufacturing or quality control, and difficulties in anticipating changes in consumer tastes and buying preferences. Our operating results could be adversely impacted if our products fail to gain or maintain sales force and market acceptance or if our successful new products undercut the sales of our other products.

To adapt our business to current macroeconomic trends, we are currently working through a significant digital transformation in our business to achieve widespread adoption of social commerce in all of our markets. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and functionality, as well as new products, including connected devices. Our digital transformation will require significant expenditures over the next several years. We also face the risk that we will ultimately be unable to develop these items, that their development will be more costly than anticipated, or that the tools and products we develop will not meet the expectations of our sales force and/or consumers. Any of these eventualities could have a material negative impact on our business, sales force, consumer development and revenue.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We may also face challenges retaining our sales force as the population of our markets transitions to a younger, millennial/Gen Z demographic, with its associated new and different dynamics of connection through social media platforms, gratification and loyalty behaviors, particularly as this segment becomes a greater share of our revenue. Moreover, if sales through social sharing do not generate repeat purchases or subscriptions at the same rate as other sales, this could create revenue volatility. Many in the younger demographic are particularly savvy with social sharing across multiple business opportunity platforms. There can be no assurance that our initiatives will generate lasting excitement and engagement among our sales force in the long term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to gain acceptance, we could see an increase in product returns.

Product diversion may have a negative impact on our business.

We see our products being sold through online marketplace sites and other distribution channels in certain markets. Although we continually take steps to control product diversion, including products sold in Mainland China, this activity continues to be a challenge, and we believe that changes to our global sales compensation plan or increased use of online channels for conducting sales transactions have and may continue to lead to increased product diversion. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion may also cause brand erosion and negatively impact the brand value perception. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Risks Associated with COVID-19
Epidemics, including COVID-19, and other crises have and may continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 in 2020 and ensuing pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts to date, and we could experience more significant interruptions and cost impacts or face more significant closures in the future, whether due to COVID-19 directly, workforce (including the workforce of our supply chain) resistance to vaccination requirements, or other related factors. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. Although some of the negative impacts of COVID-19 have recently improved, this situation continues to be fluid and there is uncertainty regarding its duration and future impacts. For example, COVID-19 variants have caused some of the pandemic’s negative impacts to worsen or return. In addition, the productivity of our sales force has been, and could continue to be, negatively impacted as restrictions are lifted and our sales force is able to more freely travel and take vacations.

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

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their sales force, including claims related to the COVID-19 pandemic. For example, during 2020 and 2021, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. Although we take steps to educate our Brand Affiliates on proper claims, if our Brand Affiliates make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business and reputation.

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

There has been an increasing level of tension in U.S.-China relations over the last few years. Given the significant size of our China business, our business could be harmed if relations continue to deteriorate or additional sanctions or restrictions are imposed by either government. In addition, there have been adverse public reaction and media attention to statements made by representatives of other businesses related to these issues that have adversely affected business. We could similarly face adverse public or media attention, and potentially increased regulatory scrutiny, as a result of increased trade or political tensions or any statements or actions by employees or our sales force that generate publicity with respect to these issues.

We are subject to financial risks as a result of our international operations, including exposure to foreign-currency fluctuations, currency controls and inflation in foreign markets, all of which could impact our financial position and results of operations.

In 2021, approximately 80% of our sales occurred in markets outside of the United States in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2021, we had $50.3 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $11.3 million.

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

The United States and other foreign jurisdictions may change customs regulations or tariff rates that are applied to our imports or exports at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. We rely on the use of Free Trade Agreements that may experience alterations, suspensions or cancellations, which could increase our customs expense or otherwise harm our business. In addition to tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny, or other actions that impact our ability to obtain necessary licenses or approvals could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition and results of operations.

Human Capital Risks
If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

Our products are primarily marketed by our sales force, and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and like most direct selling companies, we experience high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. To increase our revenue, we must increase the number of and/or the productivity of our sales force. We must also expand our outreach and outbound efforts to attract, connect and nurture new customers for a wider consumer base who purchase product and whom we can foster along a consumer journey to promote retention and higher lifetime value.

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

The number and productivity of our sales force is negatively impacted by several additional factors, including:

●	any adverse publicity or negative public perception regarding us, our products or ingredients, our distribution channel, or our industry or competitors;
●	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;
●	lack of compelling products or income opportunities, including through our sales compensation plans and incentive trips and other offerings;
●	negative sales force reaction to changes in our sales compensation plans or to our failure to make changes that would be necessary to keep our compensation competitive with the market;
●	interactions with our company, including our actions to enforce our policies and procedures and the quality of our customer service;
●	any regulatory actions or charges against us or others in our industry, as well as regulatory changes that impact product formulations and sales viability;
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

We depend on our key personnel and Sales Leaders, and the loss of the services provided by any of our executive officers, other key employees or key Sales Leaders could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. Our senior and regional management employees may voluntarily terminate their employment with us at any time, and it is not uncommon for employees of direct-selling companies, including employees of our company, to terminate their employment and begin working for another direct-selling company. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in our markets. Attracting and retaining qualified personnel has been an increased challenge during the current competitive employment environment. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

The success of our business also depends on our key Sales Leaders. As of December 31, 2021, we had a global network of 1,367,559 Customers. Approximately 61,515 of our Customers were Sales Leaders. As of December 31, 2021, approximately 456 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China we have approximately 184 key Sales Leaders who play a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders (or other sales force members that they train, collaborate with, support and service) for a substantial majority of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Risks Associated with Our Manufacturing and Operations
Production difficulties, quality control problems, inaccurate forecasting, shortages in ingredients, and reliance on our suppliers could harm our business.

Production difficulties, quality control problems, inaccurate forecasting and our reliance on third-party suppliers to manufacture and deliver products that meet our specifications in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the availability of labor, raw materials, components, packaging and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

In addition, we and our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some of our products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to maintain or renew our contracts with any of these suppliers, manufacturers or other third parties, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our wellness products, including g3 juice, ReishiMax, ageLOC Meta and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, climate or environmental events, fires, floods, earthquakes, labor shortages, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, global uncertainties, acts of terrorism and other external or macroeconomic factors over which we have no control. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we pursue our current strategy of acquiring manufacturing companies and thereby conducting more of our manufacturing in-house. The loss of, or disruption or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, reputation, results of operations and financial condition.

We have experienced, and may continue to experience, disruptions to the transportation channels used in our supply chain and distribution operations, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic has resulted in several disruptions and delays, as well as quantity limits and price increases, in our global transportation channels.

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

Prior to making a key product generally available for purchase, we typically do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings sometimes generate significant activity and a high level of purchasing, which results in a higher-than-normal increase in revenue during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We have, and may in the future, experienced difficulty effectively managing growth associated with these offerings and may face increased risk of improper sales force activities and related government scrutiny.

In addition, the size and condensed schedule of these product offerings increase pressure on our supply chain and order processing systems. We have, and may in the future, failed to appropriately scale our system capacity and operations in response to unanticipated changes in demand for our existing products or to the demand for new products, which reduces our sales force’s confidence in our business and could harm our reputation and profitability.

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

If we do not accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging, or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. Each of these issues has impacted us in the past, and they could again occur with our ongoing product launches. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability could be negatively impacted.

If we are unable to effectively manage our growth in certain markets, our operations could be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during 2020 we experienced significant growth in some of the markets in our Americas and EMEA segments. Growth can strain our ability to effectively manage our operations, as it requires us to expand our management team, labor force, technology bandwidth and capabilities, and manufacturing operations. Insufficient management execution to support growth could result in, among other things, product delays or shortages, decreases in product quality, service level challenges, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

System failures, capacity constraints and other information technology difficulties could harm our business.

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems, including websites, mobile applications, cloud providers, data centers, databases, networks and other systems. We rely on these systems for accepting and processing sales orders, operating our sales force and customer support operations, tracking and compensating our sales force, conducting our corporate and regional operations, preparing our financial statements, and other aspects of our business. Accordingly, the performance, reliability and availability of our systems are critical to our business, reputation, financial reporting, and ability to attract and retain our sales force and customers.

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

In addition, we make significant expenditures on our information technology infrastructure and other technology initiatives, and these items could become obsolete or impaired, which has and may in the future cause us to incur significant expenses to address. For example, in 2018, following an evaluation of our information technology infrastructure and organization and our social sharing and digital initiatives, we determined to alter our strategic direction with respect to some of our systems and tools, resulting in impairment charges of approximately $49 million. We also incurred approximately $22 million in severance payments and other expenses related to the reorganization of our Information Technology Department and other corporate and regional offices. Additional cash outlay and new personnel were also necessary for execution of new plans and strategy. In this strategic shift in direction, we continue to identify and re-architect additional legacy systems to help mitigate the risk and exposure these systems introduce to our business. We also continue to allocate resources to new technology and digital initiatives. There can be no assurance that we will be able to build and roll-out our new technology and digital tools on a global scale or that they will function as intended, and these initiatives may entail significant expenses and could cause disruptions in our business.

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

We have acquired certain businesses, and we plan to continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. At any particular time, we may be in various stages of assessment, discussion and/or negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties and may be of businesses in which we lack operational or market experience. The financing for any of these acquisitions could dilute the interests of our stockholders, result in an increase in our indebtedness or both. Our past acquisitions have, and future acquisitions could, entailed numerous risks, including:

●	difficulties in integrating acquired operations or products;
●	the difficulties of imposing financial and operating controls on the acquired companies and their management and the potential costs of doing so;
●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses and disruption to our direct selling channel;
●	diversion of management’s attention from our core business;
●	the failure to achieve the strategic objectives of these acquisitions;
●	increased fixed costs;
●	the failure of the acquired businesses to achieve the results we have projected in either the near or long term;
●	the assumption of unexpected liabilities, including litigation risks;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers; and
●
risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

Our failure to successfully complete the integration of any acquired business, or a failure to adjust our fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions, could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates, consummate acquisitions on favorable terms or realize the anticipated benefits of an acquisition. It is also possible that our acquired companies could sell products or utilize a business model similar to that of our Nu Skin business, which could be viewed negatively by our sales force and result in a reduction in our revenue.

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

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our ageLOC Spa systems and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products and beauty products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

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

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products, including our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Boost. Any determination by regulatory authorities in our markets that these products or any future devices must receive clearance or be registered as medical devices could restrict our ability to import or sell the product in such market until registration is obtained. While we have not been required to register our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa or ageLOC Boost as medical devices in most of our markets, we have registered our ageLOC Spa systems as a medical device in Indonesia, Thailand, Peru and Colombia. In addition, we have received clearance from the United States Food and Drug Administration to market our facial spa for over-the-counter use. We have registered ageLOC Boost as a medical device in Thailand, and we intend to do so in the United States as well. There have been legislative proposals in the Philippines relating to the regulation of medical devices that could affect the way we market our ageLOC Spa systems, Pharmanex BioPhotonic Scanner, ageLOC LumiSpa and ageLOC Boost in this market. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy, makes medical claims regarding our products or uses our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions.

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

We sell a variety of different products for human consumption and use, including cosmetics, dietary supplements, conventional foods, OTC drugs and devices. Our cosmetics and conventional foods, as well as some of our dietary supplements, are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct our own clinical and safety studies on some key ingredients and products, but not all products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for some individuals, such as a person who has a health condition or allergies or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low numbers of reported reactions, previously unknown adverse reactions could occur. If we discover that our products are causing adverse reactions, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or government sanctions.

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Consumer protection laws and regulations governing our business continue to expand, and in some states such as California, class-action lawsuits based on increasingly novel theories of liability are expanding. Product liability claims could increase our costs, cause negative publicity, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through large product offerings our product liability risk may increase.

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

We have been, and regularly are, a party to litigation, government inquiries or investigations, audits or other legal matters. These legal proceedings may include, among other things, claims alleging violation of the federal securities laws or state corporate laws, or claims related to employment matters, intellectual property, fair-competition/anti-trust laws, our products, business opportunity or advertising, or other matters. Claims may be brought by a regulator, investor, member of our sales force, consumer, employee or other private parties and in some cases may be brought as class action lawsuits. For example, in 2014, we were named as a defendant in a purported class action complaint relating to negative media and regulatory scrutiny of our business in Mainland China and as a nominal defendant in a shareholder derivative suit relating to the same issues. Also, beginning in 2014, we were in discussions with the Securities and Exchange Commission (“SEC”), which discussions were focused on a charitable donation we made in Mainland China in 2013 and issues related thereto. In April 2015, the SEC informed us that it was initiating a non-public, formal investigation into these issues. We also have been involved in two separate disputes with customs authorities in Japan with respect to customs assessments on several of our products. Although we settled the purported class action, shareholder derivative action and SEC investigation during 2016 and the Japan courts reached final decisions on the customs disputes in 2013 and 2018, these matters were, and any future matters that we may become involved in may be, expensive and time consuming.

Our increased activity during the past several years with acquisitions, divestments and other investment-related activities introduces an additional area of litigation risk, and we have had litigation and threats of litigation related to these matters. Other parties in the transactions or potential transactions, or other parties involved in the businesses themselves, could bring claims against us. For example, we are currently in litigation with Don Roberts, a dairy farmer who claims he is a general partner in our indoor-growing business and related businesses. Mr. Roberts also seeks damages exceeding $250 million. Although we believe Mr. Roberts’s claims are without merit and we intend to continue to vigorously defend ourselves, there can be no assurance that the resolution of this or other cases will be favorable to us.

In general, litigation claims, regulatory actions or other legal matters are expensive and time consuming and can result in settlements, adverse rulings or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of any legal proceeding to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

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

As a U.S. company doing business globally, we are subject to applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business. Periodically, we are audited by tax and customs authorities around the world. If authorities challenge our tax or customs positions, including those regarding transfer pricing, customs valuation and classification, value added taxes (VAT), withholding taxes, payroll taxes, and other applicable taxes, we may be subject to penalties, interest and payment of back taxes or customs duties. The tax and customs laws in each jurisdiction change from time to time and are further subject to interpretation by the local government agencies.  Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, there is a potential risk that the local authorities may argue that we are out of compliance. Such situations may require that we defend our positions and/or adjust our operating procedures in response to such changes. We are currently subject to ongoing audits that are at various levels of review, assessment, or appeal in different markets involving issues of transfer pricing, income taxes, VAT, withholding taxes, payroll taxes, and other taxes. In some circumstances, additional taxes, interest and penalties have been assessed. We have reserved in our consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these audits, but if we are incorrect in our assessment, we may have to pay additional amounts, which could potentially be material. Ultimate resolution of these ongoing audits may take several years, and the outcome is uncertain. Any or all of these potential risks may increase our effective tax rate, increase our overall tax or customs expense or otherwise harm our business.

We could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our operating results, cash flows and financial condition.

We are subject to taxes in the United States and numerous foreign jurisdictions, where our subsidiaries are organized. Tax laws, regulations, administrative practices and interpretations in various jurisdictions may be subject to change, with or without notice, due to economic, political and other conditions. As a result, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our earnings and where earned, losses incurred in jurisdictions, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and their valuation. In addition, U.S. and foreign governments may enact tax laws or enter into tax treaties that could result in further changes to global taxation and may materially affect our operating results and financial condition.

We are currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, investigation or other tax controversy could have a material effect on our operating results, cash flows or financial condition in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our estimates for the tax accruals are reasonable, the outcome of audits, investigations and any other tax controversies could be materially different from our tax accruals, which could materially impact our financial results.

Transition from LIBOR to an alternative benchmark interest rate could have an adverse effect on our overall financial position.

Our indebtedness levels and the required payments on such indebtedness may be impacted by expected reforms related to LIBOR. The variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a benchmark rate. Although our credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. In addition, as previously disclosed, we currently plan to refinance our credit facility during 2022. There can be no assurance that credit will be available on favorable terms, including a favorable interest rate, which could negatively impact our liquidity and ability to fund our business initiatives.

Intellectual Property Risks
We may be subject to claims of infringement on the intellectual property rights or trade secrets of others, resulting in costly litigation.

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

We employ individuals who were previously employed at other beauty or wellness product companies, including our competitors or potential competitors. To the extent that our employees are involved in research areas that are similar to those in which they were involved with their former employers, we may be subject to claims that such employees have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims.

If we are unable to protect our intellectual property rights or our proprietary information and know-how, our ability to compete could be negatively impacted and the value of our products could be adversely affected.

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

The costs required to protect our patents and trademarks may be substantial or even not practical. We have filed patent and trademark applications globally to protect our intellectual property rights in our new technologies; however, there can be no assurance that our patent and trademark applications will be approved and issue, that any patents and trademarks issued will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

From time to time, we become aware of potential violations of our intellectual property rights. For example, we are aware of some products that may infringe on our intellectual property related to the ageLOC LumiSpa device. To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent, copyright and trademark infringement suits or interference proceedings and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent and trademark applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

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

We collect, store and transmit large volumes of company, employee, sales force and guest data, including payment card information, personally identifiable information and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The connected devices that we are developing and plan to introduce will also collect consumer data. The integrity and protection of this data is critical to our business.

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

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. This risk is heightened as a result of the current COVID-19 pandemic as many of our employees are working remotely. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as the providers and social media platforms could be vulnerable to the same types of breaches and other risks. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

Sustainability Risks
Our business could be negatively impacted by corporate citizenship and sustainability matters.

There are increased and increasing expectations and focus from certain investors, Brand Affiliates, consumers, employees, regulators and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. From time to time, we announce certain initiatives and goals in these areas. We could fail, or be perceived to fail, in our achievement of such initiatives or goals or in meeting stakeholders’ expectations, or we could fail in accurately reporting our progress on such initiatives, goals and expectations. Moreover, the standards by which corporate citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, such as with our carbon footprint, recyclability of our packaging, ingredients used in our products or the sourcing of such ingredients. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Our Common Stock
The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $32.59 per share on January 31, 2020 and closed at $48.19 per share on January 31, 2022. During this two-year period, our common stock traded as low as $12.31 per share and as high as $63.85 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

We are currently in litigation with Don Roberts, a dairy farmer. Mr. Roberts claims he is a general partner in the indoor-growing business and related businesses that we are now in the process of winding down. He also claims he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts is not an inventor of any of the business’s intellectual property and is not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We appealed that dismissal to the U.S. Court of Appeals for the Tenth Circuit. While the appeal was pending, Mr. Roberts filed an irrevocable covenant not to sue on the claims that gave rise to federal jurisdiction. We therefore informed the court that our appeal was moot, and the court dismissed our appeal in November 2020. In addition to these proceedings in the federal courts, this matter also involves proceedings in Utah state courts. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he is a general partner in the business. Mr. Roberts also seeks damages exceeding $250 million. We filed a motion to dismiss this action in state court or, in the alternative, to transfer venue to Utah’s Fourth Judicial District Court. The court denied our motion, and we were unable to have the denial reversed on appeal. Discovery is ongoing in this case. We believe Mr. Roberts’s claims are without merit, and we intend to continue to vigorously defend ourselves.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2022 was 231. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2021	244,482	$40.92	244,482	$245.4
November 1 – 30, 2021	—	—	—	$245.4
December 1 – 31, 2021	—	—	—	$245.4
Total	244,482	$40.92	244,482

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2021 of an assumed $100 investment in our Class A common stock, the S&P MidCap 400 Consumer Staples Index and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P MidCap 400 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index
December 31, 2016	100.00	100.00	100.00
December 31, 2017	146.54	121.83	103.28
December 31, 2018	134.34	116.49	95.90
December 31, 2019	92.69	153.17	106.30
December 31, 2020	128.63	181.35	129.94
December 31, 2021	123.05	233.41	143.04

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

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2021, our revenue of $2.7 billion was primarily generated by our three primary brands: our beauty products brand, Nu Skin; our wellness products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.  In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include beauty and wellness product manufacturing companies and other investments. In 2021, the Rhyz companies generated $174.7 million, or 6%, of our 2021 reported revenue (excluding sales to our core Nu Skin business).

Our Global Operations

In 2021, we generated approximately 20% of our revenue from the United States and approximately 21% from Mainland China. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2021, our revenue was positively impacted 2% from foreign-currency fluctuations compared to 2020. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Sales Leaders and Customers

As of December 31, 2021, we had 1,367,559 persons who purchased products directly from the company during the previous three months (“Customers”). We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate supplemental income by marketing and reselling products.

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

Beginning in the second half of 2021 and continuing into 2022, we are launching our Beauty Focus Collagen+ skin care supplement and our ageLOC Meta nutritional supplement that helps support metabolic health.

Income Statement Presentation

We report revenue in ten segments, and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. In most markets, we offer a return policy that allows our sales force to return unopened and unused product for up to 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of annual revenue. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Cost of sales primarily consists of:

●	cost of products purchased from third-party vendors;
●	costs of self-manufactured products;
●	cost of adjustments to inventory carrying value;
●	freight cost of shipping products to our sales force and import duties for the products; and
●	royalties and related expenses for licensed technologies.

For markets other than Mainland China, in 2021, we sourced most of our beauty products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In the United States, we have beauty and wellness manufacturing companies that sell to third-party vendors and are also producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

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

Labor expenses are the most significant portion of our general and administrative expenses. Promotion and advertising expenses include costs of sales force conventions held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global convention in October 2019 and will have another global convention in the fall of 2023, as we currently plan to hold a global convention every other year. Our 2021 global convention was held virtually due to the ongoing pandemic. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly.

Provision for income taxes depends on the statutory tax rates and the withholding taxes in each of the jurisdictions in which we operate. For example, statutory tax rates in 2021 were approximately 17% in Hong Kong, 20% in Taiwan, 25% in South Korea, 32% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2021, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 36.6% for the year ended December 31, 2021.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2021, we had net deferred tax assets of $24.1 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits and net operating losses. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2021. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  As of December 31, 2021, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2018. In major foreign jurisdictions, we are generally not subject to income tax examinations for years before 2015. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0.1 to $1.0 million.

At December 31, 2021, we had $15.1 million in unrecognized tax benefits of which $15.1 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2020, we had $17.6 million in unrecognized tax benefits of which $17.6 million, if recognized, would affect the effective tax rate. We recognized an increase of approximately $1.6 million in interest and penalties expense during the year ended December 31, 2021 and $1.5 million in interest and penalties during the year ended December 31, 2020. We had approximately $6.7 million, $5.1 million and $3.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2021, 2020 and 2019, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the qualitative assessment for fiscal years 2021 and 2019. We used the quantitative assessment for fiscal year 2020. Considerable management judgment is necessary to measure fair value. During 2021, we recognized an impairment charge associated with our exit of the Grow Tech segment. We did not recognize any impairment charges for goodwill or intangible assets during 2020 and 2019.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of sales	25.0	25.5	24.0

Gross profit	75.0	74.5	76.0

Operating expenses:
Selling expenses	39.6	39.5	39.5
General and administrative expenses	24.7	25.0	25.4
Restructuring and impairment expenses	2.0	—	—

Total operating expenses	66.3	64.5	64.9

Operating income	8.7	10.0	11.0
Other income (expense), net	(0.1)	(0.1)	(0.5)

Income before provision for income taxes	8.6	9.9	10.5
Provision for income taxes	3.1	2.5	3.4

Net income	5.5%	7.4%	7.2%

2021 Compared to 2020

Overview

Revenue in 2021 increased 4% to $2.70 billion from $2.58 billion in 2020. As of the end of the fourth quarter of 2021, Sales Leaders decreased 13% and Customers decreased 12% compared to the prior year.

Our results benefited from continued growth in social commerce, along with strong product launches of Beauty Focus Collagen+ and ageLOC Meta, which combined generated approximately $119 million in revenue for 2021. The decline in Customers and Sales Leaders is primarily attributable to continued declines in our Mainland China business, ongoing COVID-related operational disruptions in Southeast Asia and economical challenges in Latin America. The decline in Customers and Sales Leaders is consistent with our 10% decline in revenue for the fourth quarter of 2021, compared to the same period in 2020. During the second half of 2022, we currently plan to launch two connected, “input/output” devices.

Earnings per share in 2021 decreased 21% to $2.86 from $3.63 in 2020. In the fourth quarter of 2021, we adopted a restructuring program as we determined to exit our Grow Tech segment, resulting in charges totaling $65.5 million. The impact of these charges was partially offset by increased revenue in 2021, lower weighted-average outstanding shares due to our stock repurchases.

Segment Results

We report our business in ten segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas, South Korea, Southeast Asia/Pacific, EMEA, Japan and Hong Kong/Taiwan—and our three Rhyz Investment segments—Manufacturing, Grow Tech and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during 2021.

The following table sets forth revenue for the years ended December 31, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2021	2020	Change	Change(1)
Nu Skin
Mainland China	$568,774	$625,538	(9)%	(15)%
Americas	547,755	453,022	21%	20%
South Korea	354,252	326,478	9%	6%
Southeast Asia/Pacific	336,651	361,627	(7)%	(9)%
EMEA	283,200	230,246	23%	18%
Japan	266,216	273,681	(3)%	—
Hong Kong/ Taiwan	162,611	161,117	1%	(2)%
Other	1,549	(17)	9,212%	9,212%
Total Nu Skin	2,521,008	2,431,692	4%	1%
Rhyz Investments
Manufacturing	172,120	149,339	15%	15%
Grow Tech	2,104	903	133%	133%
Rhyz Other	437	—
Total Rhyz Investments	174,661	150,242	16%	16%
Total	$2,695,669	$2,581,934	4%	2%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2021 and 2020 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 15 to the consolidated financial statements contained in this report.

	Year Ended December 31,
	2021	2020	Change
Nu Skin
Mainland China	$151,645	$181,024	(16)%
Americas	116,265	86,386	35%
South Korea	114,034	100,933	13%
Southeast Asia/Pacific	81,779	87,753	(7)%
EMEA	41,988	24,078	74%
Japan	67,511	68,027	(1)%
Hong Kong/Taiwan	37,330	33,466	12%
Total Nu Skin	610,552	573,039	7%
Rhyz Investments
Manufacturing	18,346	21,168	(13)%
Grow Tech	(83,907)	(22,430)	(274)%
Rhyz Other	(1,813)	—
Total Rhyz Investments	(67,374)	(1,262)	(5,236)%

The following table provides information concerning the number of Customers and Sales Leaders as of December 31, 2021 and 2020. “Customers” are persons who have purchased products directly from the Company during the three months ended as of the date indicated. Our Customer numbers do not include consumers who purchase products directly from members of our sales force. “Sales Leaders” are our Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements.

	As of December 31, 2021		As of December 31, 2020		% Increase (Decrease)
	Customers	Sales Leaders	Customers	Sales Leaders	Customers	Sales Leaders
Mainland China	315,418	17,658	381,460	21,990	(17)%	(20)%
Americas	336,564	10,340	366,688	12,754	(8)%	(19)%
South Korea	146,354	7,108	158,953	7,059	(8)%	1%
Southeast Asia/Pacific	169,601	10,386	192,622	10,588	(12)%	(2)%
EMEA	210,414	6,124	258,587	7,063	(19)%	(13)%
Japan	122,813	5,872	128,400	6,318	(4)%	(7)%
Hong Kong/Taiwan	66,395	4,027	70,592	4,663	(6)%	(14)%
Total	1,367,559	61,515	1,557,302	70,435	(12)%	(13)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China. Our Mainland China market continued to be challenged during 2021, as the COVID-19 delta and omicron variants and corresponding government restrictions negatively impacted our selling and promotional activities. Our reported revenue benefited 6% from favorable foreign currency fluctuations. While we continue to invest in technology solutions to better support our social commerce business model in the Mainland China market, we are anticipating the challenges will remain in 2022.

The year-over-year decrease in segment contribution primarily reflects lower revenue in 2021 and a 2.2 percentage point increase in selling expenses as a percentage of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as percentage of revenue, particularly when there is a sequential change in revenue.

Americas. Our Americas segment continued to benefit from increased sharing of innovative products by our Brand Affiliates via the social commerce business model, which drove increased revenue in 2021. In addition, approximately $33 million of the increase in revenue is attributable to new product launches during 2021. The decline in Customers and Sales Leaders is predominately attributable to the economic challenges being felt in our Latin America markets. The U.S. market, through strong social commerce adoption increased revenue 32% in 2021.

The year-over-year increase in segment contribution primarily reflects the increase in revenue in our U.S. market, which carries a more favorable gross margin than our Latin America markets.

South Korea. Our South Korea market grew 9% in 2021, as it benefited from successful product promotions and the fourth quarter launch of ageLOC Meta, which contributed $29 million in revenue.  The 8% decline in Customers is primarily a result of the types of promotions we ran during the year, which focused more on increasing the number and productivity of our Sales Leaders.

The year-over-year increase in segment contribution primarily reflects the increased revenue, along with the fixed nature of general and administrative expenses on increased revenue.

Southeast Asia/Pacific. Our Southeast Asia/Pacific segment continued to be challenged by the COVID-19 outbreak and the associated government restrictions in 2021, which led to a decline in revenue, Customers and Sales Leaders. We are experiencing slower adoption of our social commerce business in our Southeast Asia markets, which is also contributing to the decline in revenue.

The year-over-year decrease in segment contribution for 2021 primarily reflects the decline in revenue.

EMEA. The increase in revenue is primarily attributable to strong adoption by Brand Affiliates of the social commerce business model. In addition, approximately $17 million of the increase in revenue is attributable to new product launches during 2021. Our reported revenue reflects a 5% benefit from favorable foreign-currency fluctuations. The decline in our  Customers and Sales Leaders is primarily attributable to a strong first half of 2021, followed by some softening of momentum attributable to the loosening of COVID-19 restrictions, which resulted in a prolonged summer vacation period. The softening of momentum also contributed to an 18% decline in revenue for the fourth quarter of 2021, compared to the prior-year period.

The year-over-year increase in segment contribution primarily reflects the increased revenue for 2021, along with a 2.0 percentage point increase in gross margin, attributable to a more favorable product mix along with reduced air freight expense in 2021, and the fixed nature of general and administrative expenses on increased revenue.

Japan. The decline in revenue is primarily attributable to unfavorable foreign-currency fluctuations. The decline in Customers and Sales Leaders is attributable to the ongoing COVID-19 outbreak, as our Japan market is more reliant on the in-person connections.

The year-over-year decrease in segment contribution is primarily attributable to the decline in reported revenue, partially offset by a decline in general and administrative expenses from lower labor expenses in 2021.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment reported a 1% increase in revenue for 2021, with a 3% benefit from favorable foreign-currency fluctuations.  Our Customers and Sales Leaders decline is primarily attributable to the continued pressure from COVID-19 and a higher reliance on in-person business.

The year-over-year increase in segment contribution is primarily attributable a 1.1 percentage point decrease in selling expenses and a $1.7 million decline in general and administrative expenses from cost saving measures and lower labor expense for the year.

Manufacturing. Our Manufacturing segment generated a 15% increase in revenue for 2021.  Our previous investments in additional capacity have allowed our manufacturing companies to continue to increase revenue as the demand for nutrition and personal care products continues to expand.

The 13% decline in segment contribution primarily reflects a $4.8 million increase in inventory reserve.

Grow Tech. On December 22, 2021, we determined to exit our Grow Tech segment, which had been pursuing the commercialization of controlled-environment agriculture technology for use in the agriculture feed industry. We believe this decision will help us to focus more resources on key strategic initiatives to achieve our future growth objectives and priorities in our core business. We expect that the actions to wind down this segment’s operations will be substantially completed during the first half of 2022. It is possible that certain contract terminations and legal matters might continue for additional time.  During the fourth quarter of 2021, we recognized a $58.5 million pre-tax charge in connection with the exit, with $6.6 million recorded in cost of goods sold, associated with inventory write-off, $51.9 million in restructuring and impairment, and a $6.4 million income tax charge. The segment contribution for 2021 includes the $58.5 million impact from the write-off.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2021 increased 4% to $2.70 billion, compared to $2.58 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue increased to 75.0% in 2021, compared to 74.5% in 2020. Gross profit as a percentage of revenue for core Nu Skin increased 1.2 percentage points to 78.2%, reflecting lower freight cost as compared to 2020, when we needed to expedite more orders to meet a spike in demand. Our consolidated gross profit was negatively impacted $6.6 million from inventory write-off associated with our fourth quarter 2021 restructuring and our increase in inventory reserve at our Manufacturing segment.

Selling expenses

Selling expenses as a percentage of revenue increased to 39.6% in 2021,  compared to 39.5% for 2020. Our core Nu Skin business’s selling expense as a percentage of revenue increased 0.5 percentage points to 42.4% for 2021, compared to 41.9% for 2020. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders.  Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses increased to $666.4 million in 2021, compared to $646.8 million in 2020. The $19.6 million increase primarily relates to an increase in IT expense, associated with our cloud transition and ongoing development of digital tools. As a percentage of revenue, general and administrative decreased 0.3 percentage points to 24.7% for 2021, compared to 25.0% for 2020.

Restructuring and impairment expenses

In the fourth quarter of 2021, we adopted a restructuring program. We determined to exit our Grow Tech segment, as a strategic shift to better align our resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. As a result of the restructuring program, we recorded $51.9 million in restructuring and impairment charges in 2021, consisting primarily of a non-cash charge of $31.9 million for impairment of goodwill, intangibles and fixed assets, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges associated with our restructuring. The restructuring charges were recorded in the Grow Tech segment.

Other income (expense), net

Other income (expense), net for 2021 was $(1.5) million of expense, compared to $(1.3) million of expense in 2020.

Provision for income taxes

Provision for income taxes increased to $85.2 million in 2021 from $64.9 million in 2020. Our effective tax rate increased to 36.6% of pre-tax income in 2021 from 25.3% in 2020. The increase in the effective tax rate for 2021 is primarily due to the disposal of the Grow Tech segment.

For 2022, we currently anticipate that our effective tax rate will be approximately 24-30%. Our actual 2022 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income

As a result of the foregoing factors, net income in 2021 decreased to $147.3 million, compared to $191.4 million in 2020.

2020 Compared to 2019

For a comparison of our operating results for 2020 compared to 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on February 11, 2021.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $141.6 million in cash from operations during 2021, compared to $379.1 million in cash from operations during 2020. The decrease in cash flow from operations primarily reflects an increase in inventory partially attributable to our strategic decision to carry more inventory to meet customer demand for our new products and build some protection from potential supply chain disruptions, along with the first quarter of 2021 payout of the accrued commission and accrued employee incentive payments attributable to our growth in the fourth quarter of 2020.

As of December 31, 2021, cash and cash equivalents, including current investments, were $354.8 million compared to $423.9 million as of December 31, 2020. The decrease in cash and cash equivalents primarily reflects the purchases of property and equipment, our quarterly dividend payments and repurchases of our stock, partially offset by our operating cash flow described above and our net borrowings under our revolving credit facility during the year, which were primarily to fund our acquisitions, stock repurchases and other expenses for operations. Working capital as of December 31, 2021 was $343.3 million compared to $360.3 million as of December 31, 2020. The decrease in working capital was primarily attributable to the decrease in cash and cash equivalents, and borrowings under our revolving credit facility during the year, partially offset by increased inventory and lower accrued expenses, as discussed above.

Cash requirements. For 2022, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-42% of our core Nu Skin revenue.  These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2022.  In addition, we expect our 2022 lease payments will be approximately $38 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $85-105 million for 2022.
●
Cash requirements for financing activities. In 2022 we are obligated to make a total of $37.5 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2022, approximating $19-20 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

For 2023 and onward, we currently expect the above material cash requirements will remain.  See Note 6 and Note 7 to the consolidated financial statements contained in this report for our future cash requirements related to our debt principal repayment and our maturities of lease liabilities.

We intend to fund the aforementioned cash requirements with our cash from operations and draw on our revolving credit facility, as needed, to address any short-term funding requirements.

Capital expenditures. Capital expenditures in 2021 totaled $68.6 million. As with 2021, we expect that the capital expenditures in 2022 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $85–105 million for 2022. We are currently in the building phase of the new manufacturing plant in Mainland China. We have spent approximately $37.3 million on this project through the end of 2021, and expect that our capital expenditures for this project will total approximately $52-57 million, including $15-20 million during 2022.

Credit agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off our previous credit agreement and the outstanding balance on our 2016 convertible notes that were converted at the election of the holder in the first quarter of 2018. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2021 and 2020, $70.0 million and no outstanding borrowings under our revolving credit facility, and $307.5 million and $337.5 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.2 million and $2.1 million as of December 31, 2021 and 2020, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. We are currently in compliance with all debt covenants under the Credit Agreement.  We are planning to refinance our Credit Agreement during the first half of 2022.

Derivative instruments. As of December 31, 2021, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2021, we repurchased approximately 1.6 million shares of our Class A common stock under the plan for $80.4 million. As of December 31, 2021, $245.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. We paid quarterly cash dividends of $0.38 per share in March, June, September and December of 2021, for a total of $19.3 million, $19.0 million, $19.0 million and $18.9 million, respectively. In February 2022, our board of directors declared a quarterly cash dividend of $0.385 per share to be paid on March 9, 2022 to stockholders of record on February 28, 2022. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2021 and 2020, we held $354.8 million and $423.9 million, respectively, in cash and cash equivalents, including current investments. These amounts include $274.9 million and $374.7 million as of December 31, 2021 and 2020, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2021 and 2020, we had $50.3 million and $103.0 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2021 and 2020, we had $11.3 million and $10.6 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2021, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2021, 2020 and 2019.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2021, and 2020, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2021 and 2020, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2021				2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	100.5	97.4	93.9	88.8	79.5	73.0	67.4	61.4
Australia	1.4	1.4	1.3	1.3	1.4	1.4	1.5	1.5
Canada	1.3	1.3	1.2	1.3	1.3	1.3	1.4	1.3
Colombia	3,882.7	3,840.4	3,690.7	3,560.4	3,694.6	3,717.7	3,694.6	3,515.3
Chile	827.4	773.6	716.8	724.0	757.0	780.5	818.1	801.1
Eurozone countries	0.9	0.8	0.8	0.8	0.8	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	14,274	14,373	14,393	14,202	14,339	14,722	14,880	14,265
Japan	113.6	110.1	109.5	106.0	104.4	106.1	107.6	108.9
Mainland China	6.4	6.5	6.5	6.5	6.6	6.9	7.1	7.0
Malaysia	4.2	4.2	4.1	4.1	4.1	4.2	4.3	4.2
Mexico	20.7	20.0	20.0	20.4	20.6	22.1	23.2	19.8
Philippines	50.4	50.2	48.2	48.3	48.3	48.9	50.4	50.9
Singapore	1.4	1.4	1.3	1.3	1.3	1.4	1.4	1.4
South Africa	15.4	14.6	14.1	15.0	15.6	16.9	17.7	15.3
South Korea	1,183.8	1,159.7	1,121.2	1,115.3	1,117.2	1,188.8	1,219.9	1,192.3
Taiwan	27.8	27.9	28.0	28.1	28.4	29.3	29.9	30.1
Thailand	33.3	32.9	31.4	30.3	30.6	31.3	31.9	31.3
Vietnam	22,780	22,889	23,041	23,052	23,154	23,182	23,353	23,235

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt.  As of December 31, 2021, we had $376.3 million outstanding on the term loan, net of unamortized debt issuance cost and outstanding borrowings on our revolving credit facility.  Our four interest rate swaps reduce our exposure to interest rate risk on our term loan by $200.0 million as of December 31, 2021.  As a result, the total variable debt of $176.3 million was exposed to market risks as of December 31, 2021. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.8 million.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$339,593	$402,683
Current investments	15,221	21,216
Accounts receivable, net	41,299	63,370
Inventories, net	399,931	314,366
Prepaid expenses and other	76,906	101,563
Total current assets	872,950	903,198

Property and equipment, net	453,674	468,181
Operating lease right-of-use assets	120,973	155,104
Goodwill	206,432	202,979
Other intangible assets, net	76,991	89,532
Other assets	175,460	138,082
Total assets	$1,906,480	$1,957,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,993	$66,174
Accrued expenses	372,201	446,682
Current portion of long-term debt	107,500	30,000
Total current liabilities	529,694	542,856

Operating lease liabilities	88,759	112,275
Long-term debt	268,781	305,393
Other liabilities	106,474	102,281
Total liabilities	993,708	1,062,805

Commitments and contingencies (Notes 7 and 16)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	601,703	579,801
Treasury stock, at cost – 40.7 million and 39.7 million shares	(1,526,860)	(1,461,593)
Accumulated other comprehensive loss	(73,896)	(64,768)
Retained earnings	1,911,734	1,840,740
Total stockholders’ equity	912,772	894,271
Total liabilities and stockholders’ equity	$1,906,480	$1,957,076

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$2,695,669	$2,581,934	$2,420,416
Cost of sales	675,223	658,028	581,420
Gross profit	2,020,446	1,923,906	1,838,996

Operating expenses:
Selling expenses	1,068,189	1,019,494	955,600
General and administrative expenses	666,395	646,848	615,970
Restructuring and impairment expenses	51,870	—	—
Total operating expenses	1,786,454	1,666,342	1,571,570

Operating income	233,992	257,564	267,426
Other income (expense), net (Note 17)	(1,533)	(1,332)	(12,254)

Income before provision for income taxes	232,459	256,232	255,172
Provision for income taxes	85,193	64,877	81,619

Net income	$147,266	$191,355	$173,553

Net income per share:
Basic	$2.93	$3.66	$3.13
Diluted	$2.86	$3.63	$3.10

Weighted-average common shares outstanding (000s):
Basic	50,193	52,296	55,518
Diluted	51,427	52,765	55,927

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$147,266	$191,355	$173,553
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $429, $(299), and $(467) respectively	(13,476)	19,708	(5,358)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(1,166), $(220) and $—, respectively	4,225	797	—
Less: Reclassification adjustment for realized losses/(gains) in current earnings, on cash flow hedges, net of taxes of $(34), $(5), and $—, respectively	123	19	—
	(9,128)	20,524	(5,358)
Comprehensive income	$138,138	$211,879	$168,195

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2019	$91	$552,564	$(1,326,605)	$(79,934)	$1,635,751	$781,867

Cumulative effect adjustment from adoption of ASC Topic 842	—	—	—	—	657	657
Net income	—	—	—	—	173,553	173,553
Other comprehensive loss, net of tax	—	—	—	(5,358)	—	(5,358)
Repurchase of Class A common stock (Note 8)	—	—	(825)	—	—	(825)
Exercise of employee stock options (— million shares)/vesting of stock awards	—	(4,929)	2,604	—	—	(2,325)
Stock-based compensation	—	9,909	—	—	—	9,909
Cash dividends	—	—	—	—	(82,189)	(82,189)
Balance at December 31, 2019	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	191,355	191,355
Other comprehensive income, net of tax	—	—	—	20,524	—	20,524
Repurchase of Class A common stock (Note 8)	—	—	(144,334)	—	—	(144,334)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(1,803)	7,567	—	—	5,764
Stock-based compensation	—	24,060	—	—	—	24,060
Cash dividends	—	—	—	—	(78,387)	(78,387)
Balance at December 31, 2020	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	147,266	147,266
Other comprehensive loss, net of tax	—	—	—	(9,128)	—	(9,128)
Repurchase of Class A common stock (Note 8)	—	—	(80,420)	—	—	(80,420)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(1,292)	15,153	—	—	13,861
Stock-based compensation	—	23,194	—	—	—	23,194
Cash dividends	—	—	—	—	(76,272)	(76,272)
Balance at December 31, 2021	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$147,266	$191,355	$173,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,320	73,991	76,650
Non-cash lease expense	48,704	46,163	44,460
Stock-based compensation	23,194	24,060	9,909
Foreign currency (gains)/losses	7,056	(287)	3,829
Loss on disposal of assets	13,026	3,209	—
Impairment of fixed assets	31,892	—	—
Unrealized (gain)/losses on equity investments	(18,077)	—	—
Deferred taxes	5,821	(11,914)	1,965
Changes in operating assets and liabilities:
Accounts receivable, net	20,219	(11,207)	2,746
Inventories, net	(95,320)	(31,137)	18,446
Prepaid expenses and other	15,132	(153)	(17,435)
Other assets	(19,792)	(31,616)	(67,109)
Accounts payable	(13,279)	24,836	(7,184)
Accrued expenses	(104,992)	87,452	(86,997)
Other liabilities	4,412	14,389	25,098
Net cash provided by operating activities	141,582	379,141	177,931

Cash flows from investing activities:
Purchases of property and equipment	(68,615)	(63,823)	(66,067)
Proceeds on investment sales	15,094	14,037	11,160
Purchases of investments	(16,242)	(14,693)	(8,432)
Acquisitions (net of cash acquired)	(18,963)	(14,949)	(8,073)
Net cash used in investing activities	(88,726)	(79,428)	(71,412)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	13,861	5,764	(2,325)
Payment of cash dividends	(76,272)	(78,387)	(82,189)
Repurchase of shares of common stock	(80,420)	(144,334)	(825)
Finance lease principal payments	(1,871)	(709)	—
Payments on debt	(115,000)	(142,500)	(214,455)
Proceeds from debt	155,000	115,000	145,000
Net cash used in financing activities	(104,702)	(245,166)	(154,794)

Effect of exchange rate changes on cash	(11,244)	12,506	(3,006)

Net increase (decrease) in cash and cash equivalents	(63,090)	67,053	(51,281)

Cash and cash equivalents, beginning of period	402,683	335,630	386,911

Cash and cash equivalents, end of period	$339,593	$402,683	$335,630

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services. The Company reports revenue from ten segments, consisting of its seven geographic Nu Skin segments—Mainland China; Americas, which includes Canada, Latin America and the United States; South Korea; Southeast Asia/Pacific, which includes Australia, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel, Russia and South Africa; Japan; and Hong Kong/Taiwan, which also includes Macau—and three Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; Grow Tech, which focused on developing controlled-environment agriculture technologies and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

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

Accounts receivable

Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for core Nu Skin consists primarily of credit card receivables, while accounts receivable for our Rhyz investments consist primarily of trade receivables from customer sales. For the Company’s trade receivables from its Rhyz investment customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $18.6 million and $14.2 million as of December 31, 2021 and 2020, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Raw materials	$179,891	$118,877
Finished goods	220,040	195,489
Total inventory, net	$399,931	$314,366

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2021	2020	2019
Beginning balance	$14,249	$12,295	$14,149
Additions	31,300	15,952	14,931
Write-offs	(26,906)	(13,998)	(16,785)
Ending balance	$18,643	$14,249	$12,295

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Deferred charges	$14,266	$10,540
Prepaid income tax	2,784	—
Prepaid inventory and import costs	6,087	4,123
Prepaid rent, insurance and other occupancy costs	3,690	9,182
Prepaid promotion and event cost	4,382	10,002
Prepaid other taxes	9,333	10,565
Prepaid software license	17,041	9,107
Deposits	1,158	33,312
Other	18,165	14,732
Total prepaid expense and other	$76,906	$101,563

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued expenses and operating lease liabilities on the consolidated balance sheets. Finance leases are included in other assets, accrued expenses and other liabilities on the consolidated balance sheets.

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on October 1. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. In fiscal year 2020, a quantitative assessment was performed. The Company elected to perform the qualitative assessment during fiscal years 2021 and 2019, and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

The Company has historically evaluated its goodwill for impairment annually as of June 30 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other.” In the fourth quarter of 2021, the Company changed the date of its annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with the Company’s budgeting process and will create a more efficient and timely process surrounding the impairment tests. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1, 2021. No impairment was recognized during the years ended December 31, 2020 or 2019.

As discussed further in Note 20 - Restructuring and Severance Charges, during the fourth quarter of fiscal year 2021, the Company recognized an $18.2 million goodwill and intangibles impairment charge related to the Grow Tech segment, which was included in Restructuring and impairment expenses in the consolidated statements of income.

Equity Investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not exercise significant influence over these companies. These investments are carried on the consolidated balance sheets within Other Assets. Changes in fair value based on impairments or resulting from observable price changes are recorded in Other Income (expense), net on the consolidated statements of income. See Note 10 – Fair Value and Equity Investments, for further details around the Company’s equity investments.

Other assets
Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Deferred taxes	$26,483	$35,414
Deposits for noncancelable operating leases	17,121	20,783
Cash surrender value for life insurance policies	49,851	45,453
Right-of-use assets, Financing, net	6,477	9,385
Long-term investments	35,868	11,344
Other	39,660	15,703
Total other assets	$175,460	$138,082

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Accrued sales force commissions and other payments	$139,793	$149,481
Accrued income taxes	—	13,921
Accrued other taxes	31,135	45,018
Accrued payroll and other employee expenses	53,641	65,272
Accrued payable to vendors	45,347	47,201
Short-term operating lease liability	33,427	44,981
Accrued royalties	1,095	1,008
Sales return reserve	3,513	3,978
Deferred revenue	33,139	35,054
Other	31,111	40,768
Total accrued expenses	$372,201	$446,682

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Deferred tax liabilities	$2,385	$626
Reserve for other tax liabilities	21,774	22,731
Liability for deferred compensation plan	54,213	47,543
Contingent consideration	10,341	3,125
Finance lease liabilities	5,318	7,728
Asset retirement obligation	5,408	6,717
Other	7,035	13,811
Total other liabilities	$106,474	$102,281

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $3.5 million and $4.0 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recorded sales returns of $52.1 million, $49.5 million and $52.2 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities was $22.0 million and $18.2 million as of December 31, 2021, and 2020, respectively. The contract liabilities impact to revenue for the years ended December 31, 2021, 2020 and 2019 was a decrease of $3.8 million, a decrease of $5.7 million and an increase of $1.3 million, respectively.

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

Advertising expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. Advertising expense incurred for the years ended December 31, 2021, 2020 and 2019 totaled $15.5 million, $14.7 million and $16.3 million, respectively.

Selling expenses

Selling expenses are the Company’s most significant expense and are classified as operating expenses. Selling expenses include commissions the Company pays to its Brand Affiliates, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses the Company pays to its sales force in Mainland China. Selling expenses do not include amounts the Company pays to its sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue.The term “Brand Affiliates” refers to members of the Company’s independent sales force in all of the Company’s markets besides Mainland China. In each of the Company’s markets, except Mainland China, Sales Leaders can earn “multi-level” compensation under the Company’s global sales compensation plan, including commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. The Company does not pay commissions on sales materials.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $27.2 million, $23.3 million and $30.1 million in 2021, 2020 and 2019, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  As of December 31, 2021, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2018. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2015. However, statutes in certain markets may be as long as ten years for transfer pricing related issues. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2021	2020	2019
Gross balance at January 1	$17,620	$13,507	$11,456
Increases related to prior year tax positions	4,146	2,958	775
Increases related to current year tax positions	1,794	3,302	2,273
Settlements	(5,494)	(1,091)	—
Decreases due to lapse of statutes of limitations	(2,409)	(1,377)	(1,051)
Currency adjustments	(567)	321	54
Gross balance at December 31	$15,090	$17,620	$13,507

At December 31, 2021, the Company had $15.1 million in unrecognized tax benefits of which $15.1 million, if recognized, would affect the effective tax rate.  In comparison, at December 31, 2020, the Company had $17.6 million in unrecognized tax benefits of which $17.6 million, if recognized, would affect the effective tax rate.  The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $0.1 to $1.0 million.

During the years ended December 31, 2021, 2020 and 2019 the Company recognized $1.6 million, $1.5 million and $0.7 million, respectively in interest and penalties expenses related to uncertain tax positions. The Company had $6.7 million, $5.1 million and $3.6 million of accrued interest and penalties related to uncertain tax positions at December 31, 2021, 2020 and 2019, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated statements of income. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $79.1 million (net of tax of $7.5 million), $65.6 million (net of tax of $7.1 million), and $85.3 million (net of tax of $7.4 million), at December 31, 2021, 2020 and 2019, respectively.

Classification of a highly inflationary economy

A market is considered to have a highly inflationary economy if it has a cumulative inflation rate of approximately 100% or more over a three-year period as well as other qualitative factors including historic inflation rate trends (increasing and decreasing), the capital intensiveness of the operation and other pertinent economic factors. The functional currency in highly inflationary economies is required to be the functional currency of the entity’s parent company, and transactions denominated in the local currency are remeasured to the functional currency. The remeasurement of local currency into U.S. dollars creates foreign currency transaction gains or losses, which the Company includes in its consolidated statements of income.

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2021, and 2020, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the year ended December 31, 2021, 2020 and 2019.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2021 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2021 and 2020, the fair value of debt was $377.5 million and $337.5 million, respectively. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $23.2 million, $24.1 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, these amounts reflect the reversal of none, none, and $4.3 million, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2021, 2020 and 2019, all stock-based compensation expense was recorded within general and administrative expenses.

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

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2021	2020
Land	$45,027	$45,242
Buildings	281,192	278,779
Construction in progress(1)	44,021	34,954
Furniture and fixtures	147,786	146,413
Computers and equipment	162,746	137,914
Leasehold improvements	129,675	164,963
Scanners	6,746	8,119
Vehicles	2,021	2,112
	819,214	818,496
Less: accumulated depreciation	(365,540)	(350,315)
	$453,674	$468,181

(1)
Construction in progress includes $11.0 million and $13.6 million as of December 31, 2021 and 2020, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $62.9 million, $62.5 million and $61.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.  The Company recorded an impairment of $13.7 million for the year ended December 31, 2021 in connection with our fiscal year 2021 restructuring plan, see Note 20 – Restructuring and Severance Charges.

4.	Goodwill

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2021 and 2020 (U.S. dollars in thousands):

	December 31,
	2021	2020
Nu Skin
Mainland China	$32,179	$32,179
Americas	9,449	9,449
South Korea	29,261	29,261
Southeast Asia/Pacific	18,537	18,537
EMEA	2,875	2,875
Japan	16,019	16,019
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Grow Tech	—	9,150
Rhyz Other	12,603	—
Total	$206,432	$202,979

All of the Company’s goodwill is recorded in U.S. dollar functional currency and allocated to the respective segments. Goodwill is not amortized; rather, it is subject to annual impairment tests. In connection with the Company’s decision to exit the Grow Tech segment, a $9.2 million impairment charge was recorded in the year ended December 31, 2021, see Note 20 for further discussion regarding the restructuring and impairment of the Grow Tech segment.

The increase in the Rhyz Other segment goodwill during the year ended December 31, 2021 is due to an acquisition. See Note 19 for further discussion of this acquisition.

5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2021	2020
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599
Other indefinite lived intangibles	—	3,763
	$24,599	$28,362

	December 31, 2021		December 31, 2020
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted- average Amortization Period
Scanner technology	$40,716	$40,716	$40,716	$40,716	18 years
Developed technology	43,841	24,697	32,546	21,680	14 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	8,989	3,827	6,145	2,938	10 years
Other	51,176	23,090	71,095	23,998	10 years
	$156,320	$103,928	$162,100	$100,930	14 years

Amortization of finite-life intangible assets totaled $11.7 million, $9.8 million and $13.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2022	$9,282
2023	9,135
2024	8,625
2025	7,502
2026	7,135

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment. In connection with the Company’s decision to exit the Grow Tech segment, a $3.8 million impairment charge related to other indefinite lived intangibles and a $5.2 million impairment charge related to other finite lived intangibles was recorded in the year ended December 31, 2021, see Note 20 for further discussion restructuring and impairment of the Grow Tech segment.

6.	Long-Term Debt

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at LIBOR, plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2021, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2021 and 2020:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2021 (1)(2)	Balance as of December 31, 2020 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$307.5 million	$337.5 million	Variable 30 day: 1.85%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$70.0 million	—	Variable 30 day: 1.85%	Revolving line of credit expires April 18, 2023.

(1)
As of December 31, 2021 and 2020, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $37.5 million and $30.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.2 million and $2.1 million as of December 31, 2021 and 2020, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2021, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2022	$37,500
2023	270,000
2024	—
2025	—
2026	—
Thereafter	—
Total (1)	$307,500

(1)	The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $1.2 million, which is not reflected in this table.

7.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 23 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2021, the weighted average remaining lease term was 7.3 and 3.7 years for operating and finance leases, respectively. As of December 31, 2021, the weighted average discount rate was 3.8% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense
Operating lease cost	$48,447	$51,828	$51,072
Variable lease cost	5,734	4,366	3,387
Short-term lease cost	592	1,056	169
Sublease income	(5,663)	(5,052)	(5,743)
Finance lease expense
Amortization of right-of-use assets	2,398	1,023	—
Interest on lease liabilities	319	154	—
Total lease expense	$51,827	$53,375	$48,885

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating cash outflow from operating leases	$51,570	$56,395	$54,993
Operating cash outflow from finance leases	$322	$138	$—
Financing cash outflow from finance leases	$1,871	$709	$—
Right-of-use assets obtained in exchange for operating lease obligations	$25,427	$82,662	$184,502
Right-of-use assets obtained in exchange for finance lease obligations	$74	$9,206	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$35,960	$2,152
2023	24,806	2,064
2024	19,254	1,954
2025	14,336	1,381
2026	7,341	260
Thereafter	36,612	—
Total	138,309	7,811
Less: Finance charges	17,658	548
Total principal liability	$120,651	$7,263

The Company has additional lease liabilities of $5.2 million which have not yet commenced as of December 31, 2021, and as such, have not been recognized on the consolidated balance sheets.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2021 and 2020, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic weighted-average common shares outstanding	50,193	52,296	55,518
Effect of dilutive securities:
Stock awards and options	1,234	469	409
Diluted weighted-average common shares outstanding	51,427	52,765	55,927

For the years ended December 31, 2021, 2020 and 2019, other stock options totaling 0.1 million, 0.4 million and 1.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

Quarterly cash dividends for the years ended December 31, 2021 and 2020 totaled $76.3 million and $78.4 million or $0.38 per share in all quarters of 2021 and $0.375 for all quarters of 2020. In February 2022, the board of directors has declared a quarterly cash dividend of $0.385 per share of Class A common stock to be paid on March 9, 2022 to stockholders of record on February 28, 2022.

Repurchases of common stock

In July 2018, the Company’s board of directors approved a new repurchase plan with an authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans. During the years ended December 31, 2021, 2020 and 2019, the Company purchased 1.6 million, 5.1 million and 14,000 shares under the 2018 plan for $80.4 million, $144.3 million and $0.8 million, respectively. At December 31, 2021, $245.4 million was available for repurchases under the 2018 stock repurchase plan.

9.	Stock–Based Compensation

At December 31, 2021, the Company had the following stock-based employee compensation plans:

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

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2021	2020	2019
Weighted-average grant date fair value of grants	$16.10	$8.59	$19.72
Risk-free interest rate(1)	0.5%	1.4%	2.5%
Dividend yield(2)	2.9%	2.9%	2.7%
Expected volatility(3)	49.5%	40.7%	42.4%
Expected life in months(4)	56 months	59 months	60 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.
(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.
(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – service based
Outstanding at December 31, 2020	770.6	$38.71
Granted	—	—
Exercised	(188.8)	37.74
Forfeited/cancelled/expired	(43.6)	77.71
Outstanding at December 31, 2021	538.2	35.89	1.15	$8,303
Exercisable at December 31, 2021	538.2	35.89	1.15	8,303

Options activity – performance based
Outstanding at December 31, 2020	2,398.0	$46.71
Granted	877.9	41.68
Exercised	(297.6)	32.00
Forfeited/cancelled/expired	(758.2)	63.77
Outstanding at December 31, 2021	2,220.1	40.87	4.62	$27,353
Exercisable at December 31, 2021	974.6	40.39	3.59	13,361

Options activity – all options
Outstanding at December 31, 2020	3,168.6	$44.76
Granted	877.9	41.68
Exercised	(486.4)	34.23
Forfeited/cancelled/expired	(801.8)	64.53
Outstanding at December 31, 2021	2,758.3	39.90	3.95	$35,657
Exercisable at December 31, 2021	1,512.8	38.79	2.72	21,665

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2021, 2020 and 2019, were as follows (U.S. dollars in thousands):

	December 31,
	2021	2020	2019
Cash proceeds from stock options exercised	$14,435	$7,419	$368
Tax (expense) / benefit realized for stock options exercised	807	(459)	430
Intrinsic value of stock options exercised	8,402	5,232	934

Nonvested restricted stock awards as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2020	931.1	$46.38

Granted	380.4	50.39
Vested	(307.6)	48.59
Forfeited	(119.0)	45.95

Nonvested at December 31, 2021	884.9	$47.39

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized none, $0.3 million and $2.6 million of expense related to service condition stock options in 2021, 2020 and 2019, respectively; and $15.4 million, $13.9 million and $11.5 million of expense related to service condition restricted stock units in 2021, 2020 and 2019, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $7.8 million of expense, $9.9 million of expense and $4.1 million of income related to performance stock options in 2021, 2020 and 2019, respectively; and none, none, and $0.1 million of expense related to performance stock units in 2021, 2020 and 2019, respectively. The amount in 2019 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2021, there was $5.5 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2021, there was $25.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

10.	Fair Value and Equity Investments

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$66,477	$—	$—	$66,477
Derivative financial instruments asset	—	6,590	—	6,590
Life insurance contracts	—	—	49,851	49,851
Contingent consideration	—	—	(10,341)	(10,341)
Total	$66,477	$6,590	$39,510	$112,577

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$56,628	$—	$—	$56,628
Derivative financial instruments asset	—	1,145	—	1,145
Life insurance contracts	—	—	45,453	45,453
Derivative financial instruments liability	—	(105)	—	(105)
Contingent consideration	—	—	(3,125)	(3,125)
Total	$56,628	$1,040	$42,328	$99,996

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $5.2 million and $21.2 million as of December 31, 2021 and 2020, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 13, “Deferred Compensation Plan.”

Derivative financial instruments asset and liability: Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.  See Note 14, “Derivative Financial Instruments” for more information on derivative financial instruments.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2021	2020
Beginning balance at January 1	$45,453	$41,707
Actual return on plan assets	5,153	3,746
Purchases and issuances	6,261	—
Sales and settlements	(7,016)	—
Transfers into Level 3	—	—
Ending balance at December 31	$49,851	$45,453

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2021	2020
Beginning balance at January 1	$(3,125)	$—
Additions from acquisitions	(8,702)	(3,125)
Changes in fair value of contingent consideration	1,486	—
Ending balance at December 31	$(10,341)	$(3,125)

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million as of December 31, 2021 and $5.0 million as of December 31, 2020.  During the year ended December 31, 2021, the Company made an additional investment of $5.0 million. During the year ended December 31, 2021, the Company recognized $18.1 million of upward fair value adjustments, based on the third quarter of 2021 valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income (expense), net on the consolidated statements of income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a level 2 fair value measurement.

11.	Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2021, 2020 and 2019 (U.S. dollars in thousands):

	2021	2020	2019
U.S.	$45,371	$71,138	$24,211
Foreign	187,088	185,094	230,961
Total	$232,459	$256,232	$255,172

The provision for current and deferred taxes for the years ended December 31, 2021, 2020 and 2019 consists of the following (U.S. dollars in thousands):

	2021	2020	2019
Current
Federal	$—	$—	$—
State	1,458	1,629	2,213
Foreign	77,393	77,079	79,694
	78,851	78,708	81,907
Deferred
Federal	3,705	(14,430)	(8,878)
State	(38)	(563)	(473)
Foreign	2,675	1,162	9,063
	6,342	(13,831)	(288)
Provision for income taxes	$85,193	$64,877	$81,619

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Inventory differences	$5,859	$6,181
Foreign tax credit and other foreign benefits	69,401	57,720
Stock-based compensation	9,392	8,925
Accrued expenses not deductible until paid	36,401	42,694
Foreign currency exchange	605	1,403
Net operating losses	9,479	8,667
Capitalized research and development	22,962	23,019
R&D credit carryforward	1,451	1,229
Other	34	45
Gross deferred tax assets	155,584	149,883
Deferred tax liabilities:
Foreign withholding taxes	15,412	20,207
Intangibles step-up	4,446	4,623
Overhead allocation to inventory	3,373	2,684
Amortization of intangibles	21,936	18,551
Other	6,133	1,690
Gross deferred tax liabilities	51,300	47,755
Valuation allowance	(80,186)	(67,340)
Deferred taxes, net	$24,098	$34,788

At December 31, 2021, the Company had foreign operating loss carryforwards of $26.7 million for tax purposes, which will be available to offset future taxable income. If not used, $12.4 million of carryforwards will expire between 2022 and 2031, while $14.3 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $25.8 million, tax effected the valuation on the net operating loss is $9.3 million. In addition, a valuation allowance has been recorded on the foreign tax credit carryforward, and the R&D credit carryforward of $70.9 million which will expire between 2026 and 2030.

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

The deferred tax asset valuation adjustments for the years ended December 31, 2021, 2020 and 2019 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Balance at the beginning of period	$67,340		$77,042		$68,697
Additions charged to cost and expenses	12,674	(1)	2,154	(4)	10,913	(6)
Decreases	—	(2)	(12,100	)(5)	(3,343	)(7)
Adjustments	172	(3)	244	(3)	775	(3)
Balance at the end of the period	$80,186		$67,340		$77,042

(1)
Increase in valuation is due primarily to $11.9 million that was recorded on the foreign tax credit carryforward due to the disposal of the Companies Grow Tech segment. The additional amount is due to net operating losses in foreign markets.

(2)	No decreases in 2021.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)	Increase in valuation is due primarily to net operating losses in foreign markets.
(5)	The decrease was due to the utilization of prior year foreign tax credits that had previously had a valuation allowance recorded against the asset.
(6)	Increase in valuation is due primarily to $9.8 million that was recorded on the foreign tax credit carryforward. The additional amount is due to net operating losses in foreign markets.
(7)	The decrease was due primarily to the utilization of foreign tax credits, and expiration of foreign net operating losses.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2021	2020
Net noncurrent deferred tax assets	$26,483	$35,414
Net noncurrent deferred tax liabilities	2,385	626
Deferred taxes, net	$24,098	$34,788

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2021, 2020 and 2019 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income taxes at statutory rate	21.00%	21.00%	21.00%
Excess tax benefit from equity award	(0.19)%	0.70%	0.02%
Non-U.S. income taxed at different rates	6.06%	3.37%	3.09%
Foreign withholding taxes	4.71%	5.21%	4.10%
Change in reserve for uncertain tax positions	(0.06)%	1.98%	1.07%
Valuation allowance recognized foreign tax credit & others	5.12%	(4.59)%	2.56%
Foreign-Derived Intangible Income (FDII)	(0.87)%	(2.78)%	(0.70)%
Other	0.88%	0.43%	0.85%
	36.65%	25.32%	31.99%

The decrease in the effective tax rate for 2020 reflected the strong growth in the U.S. market and Manufacturing segment, which enabled the utilization of additional foreign tax credits to offset the U.S. income taxes.  The increase in the effective tax rate for 2021 was primarily caused by the disposal of the Company’s Grow Tech segment which reduced the utilization of foreign tax credits and increased the Company’s valuation allowance.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2021. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. Upon employment, employees are eligible to receive matching contributions from the Company. In 2021, 2020, and 2019 the Company matched employees’ base pay up to 4% each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $4.8 million, $4.4 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2021, 2020 and 2019 the Company did not make any additional discretionary contributions.

13.	Deferred Compensation Plan

The Company has a deferred compensation plan for select management personnel, highly compensated employees, and members of the Company’s board of directors. Under this plan, the Company may make discretionary contributions to participants’ deferred compensation accounts; prior to 2021, the Company historically contributed 10% of base salary for participants above a specified compensation level. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their base salary and 100% of their bonuses or director fees. Participant contributions are immediately vested. Company contributions made on or prior to December 31, 2020 will vest 50% after ten years of service and 5% each year of service thereafter. In addition, any unvested company contributions will fully vest on the earlier of: (a) the participant attaining 60 years of age; and (b) death or disability.

Effective January 1, 2021, the Company amended its deferred compensation plan. Under the revision, the Company shall make matching contributions up to 5% of certain participants’ base salary. The revision continues to authorize the Company to make discretionary contributions to participants’ deferred compensation accounts. In view of the opportunity to receive a 5% match, the Company has reduced its discretionary contributions to 5% of base salary each year, though the Company is not obligated to make these contributions.  Under the revision, the amounts contributed by the Company, adjusted for earnings and losses thereon, will vest 20% per year over five years, subject to acceleration upon the occurrence of certain events including the completion of at least 10 years of employment above a specified compensation level. All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times.

The Company recorded compensation expense of $4.0 million, $2.3 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $54.2 million and $47.5 million for the years ended December 31, 2021 and 2020, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheets of $49.9 million and $45.5 million for the years ended December 31, 2021 and 2020, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $557 thousand will be reclassified as a reduction to interest expense.

As of December 31, 2021, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
		December 31,
Derivatives in Cash Flow Hedging Relationships:	Balance Sheet Location	2021	2020
Interest Rate Swap - Asset	Prepaid expenses and other	$557	$—
Interest Rate Swap - Asset	Other assets	$6,033	$1,145
Interest Rate Swap - Liability	Accrued expenses	$—	$104

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Year Ended December 31,
Derivatives in Cash Flow Hedging Instruments:	2021	2020	2019
Interest Rate Swaps	$5,391	$1,017	$—

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives Designated as Hedging Instruments:	Income Statement Location	2021	2020	2019
Interest Rate Swaps	Other income/(expense)	$(157)	$(24)	$—

15.	Segment Information

The Company reports revenue from 10 segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas, South Korea, Southeast Asia/Pacific, EMEA, Japan, and Hong Kong/Taiwan—and three Rhyz Investments segments—Manufacturing, Grow Tech and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

Beginning in July 2021, the Company has changed how the chief operating decision maker manages and reports the Pacific market. The Pacific market will be now be reported with the Southeast Asia segment and no longer with the Americas segment. Segment information has been recast to reflect the move of the Pacific components from the “America/Pacific” operating segment to the “Southeast Asia/Pacific” operating segment. Consolidated financial information is not affected.

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

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Nu Skin
Mainland China	$568,774	$625,538	$722,526
Americas	547,755	453,022	304,422
South Korea	354,252	326,478	329,978
Southeast Asia/Pacific	336,651	361,627	346,276
EMEA	283,200	230,246	167,165
Japan	266,216	273,681	260,039
Hong Kong/Taiwan	162,611	161,117	166,335
Nu Skin Other	1,549	(17)	1,621
Total Nu Skin	2,521,008	2,431,692	2,298,362
Rhyz Investments
Manufacturing (1)	172,120	149,339	121,917
Grow Tech	2,104	903	137
Rhyz Other	437	—	—
Total Rhyz Investments	174,661	150,242	122,054
Total	$2,695,669	$2,581,934	$2,420,416

(1)
The Manufacturing segment had $84.5 million, $39.4 million and $25.7 million of intersegment revenue for the years ended December 31, 2021, 2020 and 2019, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Nu Skin
Mainland China	$151,645	$181,024	$191,570
Americas	116,265	86,386	52,135
South Korea	114,034	100,933	99,892
Southeast Asia/Pacific	81,779	87,753	90,666
EMEA	41,988	24,078	10,195
Japan	67,511	68,027	61,081
Hong Kong/Taiwan	37,330	33,466	33,569
Nu Skin contribution	610,552	573,039	539,108
Rhyz Investments
Manufacturing	18,346	21,168	15,693
Grow Tech	(83,907)	(22,430)	(19,509)
Rhyz Other	(1,813)	—	—
Rhyz Investments contribution	(67,374)	(1,262)	(3,816)
Total segment contribution	543,178	571,777	535,292
Corporate and other	(309,186)	(314,213)	(267,866)
Operating income	233,992	257,564	267,426
Other income (expense)	(1,533)	(1,332)	(12,254)
Income before provision for income taxes	$232,459	$256,232	$255,172

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Nu Skin
Mainland China	$13,345	$11,056	$10,496
Americas	871	984	767
South Korea	3,279	3,620	5,093
Southeast Asia/Pacific	1,450	1,670	2,012
EMEA	1,106	1,017	1,260
Japan	906	1,876	3,866
Hong Kong/Taiwan	3,637	2,912	2,310
Total Nu Skin	24,594	23,135	25,804
Rhyz Investments
Manufacturing	11,765	8,081	6,689
Grow Tech	4,888	5,092	4,008
Other Rhyz Investments	1,579	—	—
Total Rhyz Investments	18,232	13,173	10,697
Corporate and other	33,494	37,683	40,149
Total	$76,320	$73,991	$76,650

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Nu Skin
Mainland China	$24,382	$19,363	$14,814
Americas	714	1,061	1,283
South Korea	854	1,420	1,223
Southeast Asia/Pacific	1,330	2,197	816
EMEA	1,242	1,875	364
Japan	194	3,128	1,528
Hong Kong/Taiwan	736	708	3,203
Total Nu Skin	29,452	29,752	23,231
Rhyz Investments
Manufacturing	14,022	14,366	6,595
Grow Tech	1,683	2,499	6,938
Other Rhyz Investments	—	—	—
Total Rhyz Investments	15,705	16,865	13,533
Corporate and other	23,458	17,206	29,303
Total	$68,615	$63,823	$66,067

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

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Mainland China	$568,774	$625,538	$722,526
South Korea	354,252	326,478	329,978
Japan	266,216	273,681	260,039
United States	540,253	425,155	324,727
All others	966,174	931,082	783,146
Total	$2,695,669	$2,581,934	$2,420,416

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
Beauty (1)	$1,442,659	$1,491,803	$1,423,485
Wellness (1)	1,062,549	922,553	863,125
Other (2)	190,461	167,578	133,806
Total	$2,695,669	$2,581,934	$2,420,416

(1)	Includes sales of beauty and wellness products in the core Nu Skin business. The beauty category includes $658 million, $712 million, $618 million in sales of devices and related consumables for the years ended December 31, 2021, 2020 and 2019, respectively.

(2)	Other includes the external revenue from the Rhyz companies along with a limited number of other products and services, including household products and technology services.

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(U.S. dollars in thousands)	2021	2020	2019
United States	$335,020	$348,028	$354,410
Mainland China	149,124	152,312	136,845
South Korea	25,364	39,104	35,286
Japan	23,929	31,085	12,015
All others	47,687	62,141	59,374
Total	$581,124	$632,670	$597,930

16.	Commitments and Contingencies

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

Other income (expense), net was $1.5 million, $1.3 million and $12.3 million of expense in 2021, 2020 and 2019, respectively. Other income (expense), net includes $11.0 million, $13.1 million and $19.2 million in interest expense during 2021, 2020 and 2019, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest totaled $8.6 million, $11.2 million and $17.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cash paid for income taxes totaled $96.0 million, $56.2 million and $97.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In April 2021, the Company acquired 100% ownership in MyFavoriteThings, Inc. (“Mavely”) making Mavely a wholly owned subsidiary of the Company. The acquisition enables the Company to continue to expand its digital tools. The purchase price for Mavely was $16.8 million, net of cash acquired of $0.4 million and $0.9 million to be paid within six months, all payable in cash. In addition, there is potential for an incremental $24.0 million in contingent consideration, which becomes payable if certain revenue and profitability targets are reached in 2021, 2022 and 2023. The fair value of the contingent consideration recorded on the acquisition date was $8.7 million. The Company allocated the gross purchase price of $29.4 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $16.4 million of intangible assets, $0.4 million of cash, $0.1 million of accounts receivable, and also resulted in a deferred tax liability of $3.5 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $12.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired were comprised of $2.0 million for customer relationships, $11.3 million for technology, $2.8 million for trademarks and $0.3 million for other intangibles. The intangibles were assigned useful lives of 8 years for the technology and trademarks, approximately 4 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended September 30, 2021.

20.	Restructuring and Severance Charges

In 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment has been operating as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. As of December 31, 2021, the $20.0 million liability related to the cash charges was recorded within accrued expenses.  The Company expects to pay out the remaining liability in the first half of 2022.  The restructuring charges were recorded in the Grow Tech segment.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Taxes
As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded a provision for income taxes of $85 million for the year ended December 31, 2021 and reported $24 million in deferred tax assets net of a valuation allowance of $80 million and $51 million in deferred tax liabilities. The Company also reported uncertain tax positions of $15 million as of December 31, 2021. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.
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
February 16, 2022
We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2021, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2021 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

#10.3
Form of Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015).

#10.4
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

#10.6
Second Amended and Restated Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (“Second Amended and Restated 2010 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 24, 2016).

#10.7
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

#10.12	Third Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

*#10.13	Form of Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.14	Form of Third Amended and Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

#10.15
Form of Third Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 11, 2021).

#10.16
Form of Third Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 11, 2021).

#10.17
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

*#10.18	Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2022.

#10.19
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

*#10.20	Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of October 15, 2020.

#10.21
Employment Agreement between the Company and Joseph Y. Chang, effective as of October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2020).

#10.22
Employment Letter Agreement with Connie Tang (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed May 5, 2021).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Mark H. Lawrence, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2022.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ryan. S. Napierski
Ryan S. Napierski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2022.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ryan S. Napierski	President, Chief Executive Officer and Director
Ryan S. Napierski	(Principal Executive Officer)

/s/ Mark H. Lawrence	Chief Financial Officer
Mark H. Lawrence	(Principal Financial Officer)

/s/ James D. Thomas	Chief Accounting Officer
James D. Thomas	(Principal Accounting Officer)

/s/ Emma S. Battle	Director
Emma S. Battle

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Laura Nathanson	Director
Laura Nathanson

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury