Form 10-Q
period 2022-03-31
NU SKIN ENTERPRISES, INC.
filed 2022-05-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of  April 30, 2022, 50,208,228 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2022

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$302,216	$339,593
Current investments	15,313	15,221
Accounts receivable, net	52,171	41,299
Inventories, net	381,585	399,931
Prepaid expenses and other	97,923	76,906
Total current assets	849,208	872,950

Property and equipment, net	448,822	453,674
Operating lease right-of-use assets	132,949	120,973
Goodwill	206,432	206,432
Other intangible assets, net	74,874	76,991
Other assets	179,964	175,460
Total assets	$1,892,249	$1,906,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,719	$49,993
Accrued expenses	343,737	372,201
Current portion of long-term debt	110,000	107,500
Total current liabilities	494,456	529,694

Operating lease liabilities	100,844	88,759
Long-term debt	258,995	268,781
Other liabilities	103,754	106,474
Total liabilities	958,049	993,708

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	599,258	601,703
Treasury stock, at cost – 40.4 million and 40.7 million shares	(1,526,778)	(1,526,860)
Accumulated other comprehensive loss	(69,528)	(73,896)
Retained earnings	1,931,157	1,911,734
Total stockholders’ equity	934,200	912,772
Total liabilities and stockholders’ equity	$1,892,249	$1,906,480

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$604,899	$677,026
Cost of sales	161,499	170,566
Gross profit	443,400	506,460

Operating expenses:
Selling expenses	242,699	275,965
General and administrative expenses	148,556	167,582
Total operating expenses	391,255	443,547

Operating income	52,145	62,913
Other income (expense), net	(1,453)	1,582

Income before provision for income taxes	50,692	64,495
Provision for income taxes	11,976	17,065

Net income	$38,716	$47,430

Net income per share (Note 6):
Basic	$0.77	$0.94
Diluted	$0.76	$0.91

Weighted-average common shares outstanding (000s):
Basic	49,991	50,706
Diluted	51,066	52,172

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$38,716	$47,430

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(7) and $(2) for the three months ended March 31, 2022 and 2021, respectively	(1,960)	(9,919)
Net unrealized gains/(losses) on foreign currency cash flow hedges, net of taxes of $(1,743) and $(839) for the three months ended March 31, 2022 and 2021, respectively	6,314	3,040
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $(4) and $(6) for the three months ended March 31, 2022 and 2021, respectively	14	21
	4,368	(6,858)
Comprehensive income	$43,084	$40,572

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	38,716	38,716
Other comprehensive income, net of tax	—	—	—	4,368	—	4,368
Repurchase of Class A common stock (Note 6)	—	—	(10,006)	—	—	(10,006)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(6,572)	10,088	—	—	3,516
Stock-based compensation	—	4,127	—	—	—	4,127
Cash dividends	—	—	—	—	(19,293)	(19,293)
Balance at March 31, 2022	$91	$599,258	$(1,526,778)	$(69,528)	$1,931,157	$934,200

	For the Three Months Ended March 31, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	47,430	47,430
Other comprehensive loss, net of tax	—	—	—	(6,858)	—	(6,858)
Repurchase of Class A common stock (Note 6)	—	—	(50,406)	—	—	(50,406)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(7,400)	6,923	—	—	(477)
Stock-based compensation	—	6,803	—	—	—	6,803
Cash dividends	—	—	—	—	(19,289)	(19,289)
Balance at March 31, 2021	$91	$579,204	$(1,505,076)	$(71,626)	$1,868,881	$871,474

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$38,716	$47,430
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	17,130	18,344
Non-cash lease expense	10,581	13,298
Stock-based compensation	4,127	6,803
Foreign currency losses	370	970
Loss on disposal of assets	517	506
Deferred taxes	3,292	3,363
Changes in operating assets and liabilities:
Accounts receivable, net	(12,463)	436
Inventories, net	17,212	(53,776)
Prepaid expenses and other	(18,110)	(19,241)
Other assets	941	(2,786)
Accounts payable	(5,663)	1,869
Accrued expenses	(40,270)	(36,779)
Other liabilities	(8,839)	707
Net cash provided by/(used in) operating activities	7,541	(18,856)

Cash flows from investing activities:
Purchases of property and equipment	(10,279)	(19,373)
Proceeds on investment sales	4,076	7,550
Purchases of investments	(3,930)	(6,973)
Net cash used in investing activities	(10,133)	(18,796)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	3,516	(477)
Payment of cash dividends	(19,293)	(19,289)
Repurchases of shares of common stock	(10,006)	(50,406)
Finance lease principal payments	(476)	(483)
Payments of debt	(7,500)	(17,500)
Proceeds from debt	—	70,000
Net cash used in financing activities	(33,759)	(18,155)

Effect of exchange rate changes on cash	(1,026)	(7,777)

Net increase (decrease) in cash and cash equivalents	(37,377)	(63,584)

Cash and cash equivalents, beginning of period	339,593	402,683

Cash and cash equivalents, end of period	$302,216	$339,099

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China; Americas, which includes Canada, Latin America and the United States; South Korea; Southeast Asia/Pacific, which includes Australia, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel and South Africa; Japan; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2022, and for the three-month periods ended March 31, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2021 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The Company reclassified $2.2 million of events and other miscellaneous selling costs from the general and administration expenses line to the selling expenses line on the consolidated statement of income for the first quarter of 2021. The Company believes these costs are better reflected in selling expenses. The reclassification had no impact on operating income for the first quarter of 2021.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$163,746	$179,891
Finished goods	217,839	220,040
Total Inventory, net	$381,585	$399,931

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2022 and December 31, 2021 was $20.8 million and $22.0 million, respectively. The contract liabilities impact to revenue for the three-month periods ended March 31, 2022, and 2021 was an increase of $1.2 million and a decrease of $1.6 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2022 and December 31, 2021 (U.S. dollars in thousands):

	March 31, 2022	December 31, 2021
Nu Skin
Mainland China	$32,179	$32,179
Americas	9,449	9,449
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz Other	12,603	12,603
Total	$206,432	$206,432

4.	Debt

Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bear interest at the LIBOR, plus a margin based on the consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2022, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2022 and December 31, 2021:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2022 (1)(2)	Balance as of December 31, 2021 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$300.0 million	$307.5 million	Variable 30 day: 2.21%	35% of the principal amount is payable in increasing quarterly installments over a five-year period that began on June 30, 2018, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$70.0 million	$70.0 million	Variable 30 day: 2.15%	Revolving line of credit expires April 18, 2023.

(1)
As of March 31, 2022 and December 31, 2021, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $40.0 million and $37.5 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.0 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of March 31, 2022, the weighted average remaining lease term was 8.0 and 3.5 years for operating and finance leases, respectively. As of March 31, 2022, the weighted average discount rate was 3.7% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expense
Operating lease cost	$10,439	$12,815
Variable lease cost	1,157	1,368
Short-term lease cost	30	339
Sublease income	—	(1,984)
Finance lease expense
Amortization of right-of-use assets	556	611
Interest on lease liabilities	66	88
Total lease expense	$12,248	$13,237

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash outflow from operating leases	$10,405	$14,149
Operating cash outflow from finance leases	$68	$89
Financing cash outflow from finance leases	$476	$483
Right-of-use assets obtained in exchange for operating lease obligations	$23,730	$10,891
Right-of-use assets obtained in exchange for finance lease obligations	$—	$49

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2022	$28,595	$1,578
2023	28,298	2,032
2024	21,657	1,924
2025	15,507	1,361
2026	8,559	260
Thereafter	49,766	—
Total	152,382	7,155
Less: Finance charges	19,577	473
Total principal liability	$132,805	$6,682

The Company has additional lease liabilities of $0.1 million which have not yet commenced as of March 31, 2022, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2022 and 2021, the only dilutive common shares outstanding relate to the Company’s outstanding stock awards and options. For the three-month periods ended March 31, 2022 and 2021, stock options of 0.1 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2022, the Company’s board of directors declared a quarterly cash dividend of $0.385 per share. This quarterly cash dividend of $19.3 million was paid on March 9, 2022 to stockholders of record on February 28, 2022. In May 2022, the board of directors declared a quarterly cash dividend of $0.385 per share to be paid on June 8, 2022 to stockholders of record on May 27, 2022.

Repurchase of common stock

During the three-month periods ended March 31, 2022 and 2021, the Company repurchased 0.2 million shares and 1.0 million shares of its Class A common stock under its stock repurchase plans for $10.0 million and $50.4 million, respectively.  As of March 31, 2022, $235.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

◾	Level 1 – quoted prices in active markets for identical assets or liabilities;
◾	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
◾	Level 3 – unobservable inputs based on the Company’s own assumptions.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$57,647	$—	$—	$57,647
Derivative financial instruments asset	—	14,664	—	14,664
Life insurance contracts	—	—	46,450	46,450
Contingent consideration	—	—	(10,226)	(10,226)
Total	$57,647	$14,664	$36,224	$108,535

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$66,477	$—	$—	$66,477
Derivative financial instruments asset	—	6,590	—	6,590
Life insurance contracts	—	—	49,851	49,851
Contingent consideration	—	—	(10,341)	(10,341)
Total	$66,477	$6,590	$39,510	$112,577

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$49,851	$45,453
Actual return on plan assets	(3,401)	1,153
Purchase and issuances	—	7,016
Sales and settlements	—	(7,016)
Transfers into Level 3	—	—
Ending balance at March 31	$46,450	$46,606

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$(10,341)	$(3,125)
Additions from acquisitions	—	—
Changes in fair value of contingent consideration	115	(139)
Ending balance at March 31	$(10,226)	$(3,264)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of March 31, 2022 and December 31, 2021. During the three months ended September 30, 2021, the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Comprehensive Operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the first quarter of 2022 was $12.0 million, compared to $17.1 million for the prior-year period. The effective tax rates for the first quarter 2022 was 23.6% of pre-tax income compared to 26.5% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $22.0 million and $24.1 million as of March 31, 2022 and December 31, 2021, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2021. If the amount designated as indefinitely reinvested as of December 31, 2021 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2021, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2018. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2016. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $1.0 to $2.0 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2022, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3.2 million will be reclassified as a reduction to interest expense.

As of March 31, 2022 and December 31, 2021, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest Rate Swap - Asset	Prepaid expenses and other	$3,207	$557
Interest Rate Swap - Asset	Other assets	$11,457	$6,033

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
Derivatives in Cash flow	March 31,
Hedging Relationships:	2022	2021
Interest Rate Swaps	$8,057	$3,879

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
Derivatives in Cash flow	Income Statement	March 31,
Hedging Relationships:	Location	2022	2021
Interest Rate Swaps	Other income (expense), net	$(18)	$(27)

10.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Mainland China, Americas, South Korea, Southeast Asia/Pacific, Japan, EMEA, and Hong Kong/Taiwan—and two Rhyz Investments segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

Prior year segment information has been recast to reflect the move of the Pacific components from the “America/Pacific” operating segment to the “Southeast Asia/Pacific” operating segment to comply with current segment presentation. Prior year segment information has also been recast to reflect the fourth quarter 2021 exit of the Grow Tech segment, which has been recast to Corporate and other expenses.Consolidated financial information is not affected.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021

Nu Skin
Mainland China	$124,495	$149,593
Americas	123,580	133,761
Southeast Asia/Pacific	90,236	83,289
South Korea	72,133	81,131
Japan	61,791	69,864
EMEA	52,968	76,180
Hong Kong/Taiwan	38,494	36,345
Other	620	878
Total Nu Skin	564,317	631,041
Rhyz Investments
Manufacturing (1)	40,341	45,985
Rhyz other	241	—
Total Rhyz Investments	40,582	45,985
Total	$604,899	$677,026

(1)
The Rhyz Investments Manufacturing segment had $14.6 million and $17.4 million of intersegment revenue for the three-month period ended March 31, 2022 and 2021, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021

Nu Skin
Mainland China	$28,995	$39,439
Americas	25,123	28,745
Southeast Asia/Pacific	23,406	19,648
South Korea	22,743	26,525
Japan	15,313	17,981
EMEA	3,836	8,896
Hong Kong/Taiwan	8,690	7,348
Nu Skin contribution	128,106	148,582
Rhyz Investments
Manufacturing	3,292	5,826
Rhyz other	(1,046)	—
Total Rhyz Investments	2,246	5,826
Total segment contribution	130,352	154,408
Corporate and other	(78,207)	(91,495)
Operating income	52,145	62,913
Other income (expense)	(1,453)	1,582
Income before provision for income taxes	$50,692	$64,495

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021

Nu Skin
Mainland China	$2,884	$3,339
Americas	199	231
Southeast Asia/Pacific	381	354
South Korea	388	990
Japan	277	253
EMEA	230	286
Hong Kong/Taiwan	691	885
Total Nu Skin	5,050	6,338
Rhyz Investments
Manufacturing	3,330	2,688
Rhyz other	592	—
Total Rhyz Investments	3,922	2,688
Corporate and other	8,158	9,318
Total	$17,130	$18,344

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021

Nu Skin
Mainland China	$4,068	$8,517
Americas	42	112
Southeast Asia/Pacific	68	565
South Korea	362	490
Japan	—	91
EMEA	393	172
Hong Kong/Taiwan	263	—
Total Nu Skin	5,196	9,947
Rhyz Investments
Manufacturing	1,208	3,338
Rhyz other	—	—
Total Rhyz Investments	1,208	3,338
Corporate and other	3,875	6,088
Total	$10,279	$19,373

11.	Commitments and Contingencies

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

In April 2021, the Company acquired 100% ownership in MyFavoriteThings, Inc. (“Mavely”), making Mavely a wholly owned subsidiary of the Company. The acquisition enables the Company to continue to expand its digital tools. The purchase price for Mavely was $16.8 million, net of cash acquired of $0.4 million and $0.9 million to be paid within six months, all payable in cash. In addition, there is potential for an incremental $24.0 million in contingent consideration, which becomes payable if certain revenue and profitability targets are reached in 2021, 2022 and 2023. The fair value of the contingent consideration recorded on the acquisition date was $8.7 million. The Company allocated the gross purchase price of $29.4 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $16.4 million of intangible assets, $0.4 million of cash, $0.1 million of accounts receivable, and also resulted in a deferred tax liability of $3.5 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $12.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired were comprised of $2.0 million for customer relationships, $11.3 million for technology, $2.8 million for trademarks and $0.3 million for other intangibles. The intangibles were assigned useful lives of 8 years for the technology and tradename, approximately 4 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended September 30, 2021.

13.	Restructuring

In the fourth quarter 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment has been operating as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. As of December 31, 2021, the $20.0 million liability related to the cash charges was recorded within Accrued expenses. During the first quarter of 2022, the Company made cash payments of $11.6 million, leaving an ending restructuring accrual of $8.3 million as of March 31, 2022. The Company expects to pay out the remaining liability in the first half of 2022. The restructuring charges were recorded in the previous Grow Tech segment, which in the current year has been recast to Corporate and Other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2021 fiscal year and in our subsequent quarterly and other reports, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2021 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended March 31, 2022 decreased 11% to $604.9 million, compared to $677.0 million in the prior-year period.  Our revenue in the first quarter of 2022 was negatively impacted 3% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 13%, 14% and 22%, respectively, on a year-over-year basis.

The declines for the three-month period ended March 31, 2022 were largely driven by COVID-related lockdowns and other factors in our eastern markets along with the continued softening in EMEA. We are looking forward to our product launches, specifically the expected launch of the ageLOC LumiSpa iO in the back half of the year.

Earnings per share for the first quarter of 2022 decreased 16% to $0.76, compared to $0.91 in the prior-year period. The decrease in earnings per share for the quarter is primarily driven by the decline in revenue along with decline in gross margin from sales promotions.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Mainland China, Americas, Southeast Asia/Pacific, South Korea, Japan, EMEA and Hong Kong/Taiwan —and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant-Currency
	2022	2021	Change	Change(1)
Nu Skin
Mainland China	$124,495	$149,593	(17)%	(18)%
Americas	123,580	133,761	(8)%	(6)%
Southeast Asia/Pacific	90,236	83,289	8%	11%
South Korea	72,133	81,131	(11)%	(4)%
Japan	61,791	69,864	(12)%	(3)%
EMEA	52,968	76,180	(30)%	(25)%
Hong Kong/Taiwan	38,494	36,345	6%	6%
Other	620	878	(29)%	(29)%
Total Nu Skin	564,317	631,041	(11)%	(8)%
Rhyz Investments
Manufacturing	40,341	45,985	(12)%	(12)%
Rhyz other	241	—
Total Rhyz Investments	40,582	45,985	(12)%	(12)%
Total	$604,899	$677,026	(11)%	(8)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. Prior year segment contribution has been recast for the fourth quarter of 2021 exit of the Grow Tech segment, the $6.1 million of expense has been recast to Corporate and other. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2022	2021	Change
Nu Skin
Mainland China	$28,995	$39,439	(26)%
Americas	25,123	28,745	(13)%
Southeast Asia/Pacific	23,406	19,648	19%
South Korea	22,743	26,525	(14)%
Japan	15,313	17,981	(15)%
EMEA	3,836	8,896	(57)%
Hong Kong/Taiwan	8,690	7,348	18%
Total Nu Skin	128,106	148,582	(14)%
Rhyz Investments
Manufacturing	3,292	5,826	(43)%
Rhyz other	(1,046)	—
Total Rhyz Investments	2,246	5,826	(61)%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended March 31, 2022 and 2021. As we continue to focus on customer acquisition, our Paid Affiliates, who primarily share products, are a bridge to attracting new customers and nurturing relationships and community. Paid Affiliates power our social commerce model and this is an important indicator of consumer purchasing activity in our business. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we currently present Sales Leaders and adjusted that metric’s definition to what we believe provides a better insight into the trends of our business. The definition of our Customer metric remained unchanged. We have recast the 2021 Sales Leaders to the new definition. Except as discussed below regarding our Southeast Asia/Pacific segment, the trends under the new definition were materially consistent with those under the previous definition.

●
 “Customers” are persons who have purchased directly from the Company during the three months ended as of the date indicated. Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase products directly from members of our sales force.

●
“Paid Affiliates” are any Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who earned sales compensation during the three-month period. In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal social networks.

●
“Sales Leaders” are the three-month average of our monthly Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who had achieved certain qualification requirements as of the end of each month of the quarter.

	Three Months Ended March 31,
Customers	2022	2021	Change
Mainland China	289,060	316,000	(9)%
Americas	318,458	374,867	(15)%
Southeast Asia/Pacific	165,657	185,435	(11)%
South Korea	140,648	152,390	(8)%
Japan	122,616	126,525	(3)%
EMEA	216,037	296,001	(27)%
Hong Kong/Taiwan	68,975	66,042	4%
Total	1,321,451	1,517,260	(13)%

	Three Months Ended March 31,
Paid Affiliates	2022	2021	Change
Mainland China	22,762	41,944	(46)%
Americas	46,281	52,767	(12)%
Southeast Asia/Pacific	43,262	45,871	(6)%
South Korea	49,328	51,006	(3)%
Japan	38,059	38,283	(1)%
EMEA	33,834	43,696	(23)%
Hong Kong/Taiwan	17,910	17,885	—
Total	251,436	291,452	(14)%

	Three Months Ended March 31,
Sales Leaders	2022	2021	Change
Mainland China	14,146	23,013	(39)%
Americas	9,547	11,394	(16)%
Southeast Asia/Pacific	8,012	8,446	(5)%
South Korea	6,072	6,682	(9)%
Japan	5,977	6,135	(3)%
EMEA	5,455	7,479	(27)%
Hong Kong/Taiwan	3,253	3,755	(13)%
Total	52,462	66,904	(22)%

The following is a narrative discussion of our results in each segment, which supplements the tables above.

Mainland China.  Our Mainland China market continued to be challenged during the first quarter of 2022, with COVID-related lockdowns and other factors negatively impacting our selling and promotional activities. Due to increasing COVID-19 cases, the government implemented more significant lockdowns that precluded gatherings and meetings for the general population in Shanghai and other areas. Revenue in this market benefited from our recently launched products, which generated approximately $18.0 million in revenue during the quarter, and from utilizing discounted product promotions. As previously disclosed, we anticipate that COVID-related challenges will persist throughout 2022.

In addition, in February 2022, we learned of reports in the Chinese media of COVID-19 cases that were reportedly traced back to a meeting in a hotel in Wuhan, Hubei Province organized by an independent marketer of Nu Skin China. The meeting was not authorized by Nu Skin China and was not registered with the applicable government authorities. After learning of the incident, we suspended all Sales Leader meetings in the Hubei Province, ceased operations in our Hubei Province branch office and conducted PCR tests on employees in that branch office. After the Wuhan meeting incident, various offices of Mainland China’s Administration for Market Regulation (the “AMRs”) began inquiries into our Nu Skin China business activities since early 2020. We were also later asked to provide information to Mainland China’s Ministry of Commerce, which we did. We cooperated with the government, and we believe these matters are nearly resolved.

Upon receiving the inquiries from the AMRs, we proactively suspended all Sales Leader meetings throughout the Mainland China market. Shortly thereafter, as noted above, the government instituted more significant lockdowns in Shanghai and other areas in Mainland China due to rising COVID-19 cases. We believe the meeting restrictions negatively impacted our business momentum in this market. While we currently anticipate resuming Sales Leader meetings when the government-imposed lockdowns are lifted, we believe the loss of momentum will impact this market’s performance through the rest of this year. As we continue to invest in new social commerce technologies in this market, our focus is to decrease dependence on in-person meetings.

The year-over-year decrease in segment contribution for the first quarter of 2022 primarily reflects lower revenue, the fixed nature of general and administrative expenses and a 2.7 percentage point decrease in gross margin attributable to increased product promotions and an unfavorable sales mix, which was partially offset by a 1.7 percentage point improvement in selling expenses as a percentage of revenue.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment is predominately attributable to continued economic challenges in our Latin America markets.  Our U.S. market’s revenue increased 15% for the first quarter of 2022 from continued momentum, specifically from the launch of Beauty Focus Collagen+ during the second half of 2021 and continued social adoption.

The year-over-year decline in segment contribution for the first quarter of 2022 primarily reflects the decrease in revenue, a 1.8 percentage point decrease in gross margin, primarily attributable to higher sales promotions and an unfavorable product mix in the first quarter.  Our Americas segment contribution was also negatively impacted by the fixed nature of general and administrative expenses.

Southeast Asia/Pacific. Our Southeast Asia/Pacific segment revenue increased 8% for the first quarter of 2022, with a 3% negative impact from unfavorable foreign-currency fluctuations. The increase in revenue was partially driven by a strong product launch of ageLOC Meta (locally referred to as ageLOC Reset in the Southeast Asia markets), which generated approximately $13.2 million in revenue along with the loosening of COVID restrictions in the markets.  Our product launches and promotions during the quarter were focused on re-energizing our existing Sales Leaders, which led to a decline in our Customers and Paid Affiliates. Under our previous Sales Leaders definition, Sales Leaders increased 10% for the first quarter of 2022, this was driven by an increase of Sales Leaders in March from the launch of ageLOC Meta, while with the new definition being calculated as the average Sales Leaders for the three-months in the quarter, the March increase from the ageLOC Meta launch does not fully offset the decline in Sales Leaders for January and February. In addition, the March launch of ageLOC Meta in Maylasia and Indonesia was a preview sale, which is only available to members of our sales force who achieve certain qualifications.  This typically leads to an increase in Sales Leaders during the preview period.

The year-over-year increase in segment contribution is primarily attributable to higher revenue, along with a decline in general and administrative expenses.

South Korea. Our first quarter of 2022 constant-currency revenue was a decline of 4% compared to 2021; our reported revenue reflects a 7% negative impact from foreign-currency fluctuations.  Our South Korea segment remained challenged from the ongoing COVID-19 spikes in cases during the first quarter of 2022, leading to declines in revenue and Customers, Paid Affiliates, and Sales Leaders.

The year-over-year decline in segment contribution primarily reflects the decreased revenue, along with a 1.0 percentage point increase in selling expenses as a percentage of revenue, from growth in the number of Sales Leaders qualifying for increased sales compensation.

Japan. The decline in revenue is primarily attributable to a 9% negative impact from unfavorable foreign-currency fluctuations.  In addition, our revenue, Customers, Paid Affiliates, and Sales Leaders were negatively impacted by the continued COVID restrictions in the beginning of the quarter, which loosened as the quarter progressed.

The year-over-year decline in segment contribution reflects the decreased revenue.

EMEA. The continued softening of momentum in our EMEA segment, further driven by the current geopolitical Russian/Ukraine conflict which has caused disruption to our sales force, especially in Eastern Europe, led to a 30% decline in revenue for the quarter. Our reported revenue was negatively impacted 5% from foreign-currency fluctuations. We have suspended business operations in Russia and Ukraine. The Russia and Ukraine markets have historically accounted for less than 1% of our consolidated revenue.

The year-over-year decline in segment contribution reflects the decline in revenue along with a 1.8 percentage point increase in selling expenses as a percentage of revenue from higher cost associated with the incentive trips, and the fixed nature of general and administrative expenses with a decline in revenue.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment revenue increased 6% for the quarter, primarily from revenue growth in our  Taiwan market. Revenue from our ageLOC Meta and Beauty Focus Collagen + product launches was approximately $4.9 million.  Our Hong Kong market continues to be challenged from the ongoing pressures from COVID-19, which led to decline in Sales Leaders.

The increase in segment contribution was primarily driven by revenue growth, with general and administrative expenses remaining flat on slightly improved revenue.

Manufacturing. Our Manufacturing segment revenue declined 12% for the first quarter of 2022, primarily from a majority of their customers increasing their inventory levels during 2021, which reduced demand for the first quarter of 2022.

The 43% decline in segment contribution is attributed to the lower revenue on fixed costs, along with the revenue mix between our manufacturing entities with different profitability.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2022 decreased 11% to $604.9 million, compared to $677.0 million in the prior-year period. For a discussion and analysis of this decrease in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 73.3% for the first quarter of 2022 compared to 74.8% for the prior-year period.  The gross margin of our core Nu Skin business declined 1.3 percentage points to 76.5%.  The decline in our gross margin is predominately attributed to an increase in sales promotions during the period.

Selling expenses

Selling expenses as a percentage of revenue was 40.1% for the first quarter of 2022, compared to 40.8% for the prior-year period.  Selling expenses for our core Nu Skin business as a percentage of revenue decreased 0.7 percentage points to 43.0% for the first quarter of 2022. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuates plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $148.6 million in the first quarter of 2022, compared to $167.6 million in the prior-year period. The $19.0 million decline is primarily from a $12.4 million contraction in labor expenses from lower employee performance incentive compensation, along with our fourth quarter 2021 exit of the Grow Tech segment, which led to $6.1 million less expense for the first quarter of 2022. General and administrative expenses as a percentage of revenue declined to 24.6% for the first quarter of 2022 from 24.8% for the prior-year period.

Other income (expense), net

Other income (expense), net for the first quarter of 2022, was $1.5 million in expense compared to $1.6 million of income for the same period in 2021.  The increase in other expense is largely attributable to unrealized investment income for the first quarter of 2021.

Provision for income taxes

Provision for income taxes for the first quarter of 2022 was $12.0 million, compared to $17.1 million for the prior-year period. The effective tax rate was 23.6% of pre-tax book income during the first quarter of 2022 compared to 26.5% in the prior-year period. The decrease in the effective tax rate for the first quarter of 2022 primarily reflects the strong growth in the U.S. market, which enabled us to utilize additional foreign tax credits to offset U.S. income taxes.

Net income

As a result of the foregoing factors, net income for the first quarter of 2022 was $38.7 million compared to $47.4 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first three months of 2022, we generated $7.5 million in cash from operations, compared to $18.9 million of cash used in operations during the prior-year period. The increase in cash flow from operations primarily reflects an approximate $17.2 million decline in inventory during the period, compared to an inventory increase of $53.8 million in the prior year period, partially offset by the lower revenue and an increase in our accounts receivable from higher sales during the backend of the quarter.  Cash and cash equivalents, including current investments, as of March 31, 2022 and December 31, 2021 were $317.5 million and $354.8 million, respectively, with the decrease being driven by purchases of property and equipment, as discussed below, our quarterly dividend payments, stock repurchases and payment on liabilities associated with our fourth quarter restructuring.

Working capital. As of March 31, 2022, working capital was $354.8 million, compared to $343.3 million as of December 31, 2021. The increase in working capital is primarily attributable to a $21.0 million increase in prepaid expenses and other, primarily from an increase in prepaid income tax, and a $28.5 million decrease in accrued expenses from the first quarter pay-out of restructuring cost and employee incentive accruals, partially offset by declines in cash and cash equivalents and inventory.

Capital expenditures. Capital expenditures for the three months ended March 31, 2022 were $10.3 million. We expect that our capital expenditures in 2022 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $85–105 million for 2022. We are currently expecting to complete construction of the new manufacturing plant in Mainland China in the back half of 2022.  As of March 31, 2022, we have spent approximately $40.3 million on this project, with $3.0 million in the first quarter of 2022, and expect that our expenditures for this project will total approximately $52-57 million, including approximately $15-20 million during 2022.

Credit Agreement. In April 2018, we entered into a Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $350.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement, and the outstanding balance on the convertible notes. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2022 and December 31, 2021, we had $70.0 million and $70.0 million outstanding borrowings under our revolving credit facility, and $300.0 million and $307.5 million remaining balance on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(1.0) million and $(1.2) million as of March 31, 2022 and December 31, 2021, respectively, related to the Credit Agreement.  The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2022, we were in compliance with all debt covenants under the Credit Agreement. In addition, as previously disclosed, we currently plan to refinance our credit facility during 2022.

Derivative Instruments. As of March 31, 2022, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first three months of 2022, we repurchased approximately 0.2 million shares of our Class A common stock under the plan for $10.0 million. As of March 31, 2022, $235.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2022, our board of directors declared quarterly cash dividends of $0.385 per share. This quarterly cash dividend of $19.3 million was paid on March 9, 2022 to stockholders of record on February 28, 2022. In May 2022, our board of directors declared a quarterly cash dividend of $0.385 per share to be paid on June 8, 2022 to stockholders of record on May 27, 2022. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2022 and December 31, 2021, we held $317.5 million and $354.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $263.2 million and $274.9 million as of March 31, 2022 and December 31, 2021, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2022, we had $62.7 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2022 and December 31, 2021, we had $12.1 million and $11.3 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the first quarter of 2022.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2022, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three-month periods ended March 31, 2022 and 2021.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2022 and 2021, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2022, and 2021 we did not hold any forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the 2021 fiscal year.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2021 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2022	68,636	$52.14	68,636	$241.8
February 1 - 28, 2022	74,732	50.88	74,732	$238.0
March 1 - 31, 2022	57,120	45.97	57,120	$235.4
Total	200,488	$49.91	200,488

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

May 4, 2022

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)