Form 10-Q
period 2022-06-30
NU SKIN ENTERPRISES, INC.
filed 2022-08-05
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of July 31, 2022, 50,380,606 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2022

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$363,923	$339,593
Current investments	17,877	15,221
Accounts receivable, net	43,694	41,299
Inventories, net	354,211	399,931
Prepaid expenses and other	103,188	76,906
Total current assets	882,893	872,950

Property and equipment, net	443,036	453,674
Operating lease right-of-use assets	118,413	120,973
Goodwill	206,432	206,432
Other intangible assets, net	72,665	76,991
Other assets	177,462	175,460
Total assets	$1,900,901	$1,906,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,013	$49,993
Accrued expenses	289,130	372,201
Current portion of long-term debt	40,000	107,500
Total current liabilities	384,143	529,694

Operating lease liabilities	90,156	88,759
Long-term debt	387,179	268,781
Other liabilities	98,388	106,474
Total liabilities	959,866	993,708

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	606,349	601,703
Treasury stock, at cost – 39.9 million and 40.7 million shares	(1,520,769)	(1,526,860)
Accumulated other comprehensive loss	(90,638)	(73,896)
Retained earnings	1,946,002	1,911,734
Total stockholders’ equity	941,035	912,772
Total liabilities and stockholders’ equity	$1,900,901	$1,906,480

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$560,615	$704,055	$1,165,514	$1,381,081
Cost of sales	148,100	171,975	309,599	342,541
Gross profit	412,515	532,080	855,915	1,038,540

Operating expenses:
Selling expenses	219,426	280,589	462,125	556,554
General and administrative expenses	141,562	166,115	290,118	333,697
Total operating expenses	360,988	446,704	752,243	890,251

Operating income	51,527	85,376	103,672	148,289
Other income (expense), net	(8,640)	(4,012)	(10,093)	(2,430)

Income before provision for income taxes	42,887	81,364	93,579	145,859
Provision for income taxes	8,650	22,026	20,626	39,091

Net income	$34,237	$59,338	$72,953	$106,768

Net income per share (Note 6):
Basic	$0.68	$1.18	$1.45	$2.12
Diluted	$0.67	$1.15	$1.43	$2.06

Weighted-average common shares outstanding (000s):
Basic	50,368	50,115	50,181	50,409
Diluted	50,960	51,557	50,959	51,850

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$34,237	$59,338	$72,953	$106,768

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $36 and $3 for the three months ended June 30, 2022 and 2021, respectively, and $29 and $1 for the six months ended June 30, 2022 and 2021, respectively	(22,452)	3,653	(24,412)	(6,266)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(436) and $168 for the three months ended June 30, 2022 and 2021, respectively and $(2,179) and $(671) for the six months ended June 30, 2022 and 2021, respectively.	1,578	(610)	7,892	2,430
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $65 and $(8) for the three months ended June 30, 2022 and 2021, respectively and $61 and $(14) for the six months ended June 30, 2022 and 2021, respectively	(236)	30	(222)	51
	(21,110)	3,073	(16,742)	(3,785)
Comprehensive income	$13,127	$62,411	$56,211	$102,983

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2022	$91	$599,258	$(1,526,778)	$(69,528)	$1,931,157	$934,200

Net income	—	—	—	—	34,237	34,237
Other comprehensive loss, net of tax	—	—	—	(21,110)	—	(21,110)
Repurchase of Class A common stock (Note 6)	—	—	(10,004)	—	—	(10,004)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	5,069	16,013	—	—	21,082
Stock-based compensation	—	2,022	—	—	—	2,022
Cash dividends	—	—	—	—	(19,392)	(19,392)
Balance at June 30, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

	For the Three Months Ended June 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2021	$91	$579,204	$(1,505,076)	$(71,626)	$1,868,881	$871,474

Net income	—	—	—	—	59,338	59,338
Other comprehensive income, net of tax	—	—	—	3,073	—	3,073
Repurchase of Class A common stock (Note 6)	—	—	(10,004)	—	—	(10,004)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	1,192	5,213	—	—	6,405
Stock-based compensation	—	6,580	—	—	—	6,580
Cash dividends	—	—	—	—	(19,040)	(19,040)
Balance at June 30, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	72,953	72,953
Other comprehensive loss, net of tax	—	—	—	(16,742)	—	(16,742)
Repurchase of Class A common stock (Note 6)	—	—	(20,010)	—	—	(20,010)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	—	(1,503)	26,101	—	—	24,598
Stock-based compensation	—	6,149	—	—	—	6,149
Cash dividends	—	—	—	—	(38,685)	(38,685)
Balance at June 30, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

	For the Six Months Ended June 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	106,768	106,768
Other comprehensive loss, net of tax	—	—	—	(3,785)	—	(3,785)
Repurchase of Class A common stock (Note 6)	—	—	(60,410)	—	—	(60,410)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,208)	12,136	—	—	5,928
Stock-based compensation	—	13,383	—	—	—	13,383
Cash dividends	—	—	—	—	(38,329)	(38,329)
Balance at June 30, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$72,953	$106,768
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	35,764	37,925
Non-cash lease expense	21,978	26,879
Stock-based compensation	6,149	13,383
Foreign currency losses	4,769	2,415
Loss on disposal of assets	212	2,189
Deferred taxes	4,369	3,007
Changes in operating assets and liabilities:
Accounts receivable, net	(6,926)	(2,789)
Inventories, net	32,213	(80,224)
Prepaid expenses and other	(17,527)	(33,061)
Other assets	4,461	(19,897)
Accounts payable	10,246	(4,930)
Accrued expenses	(97,413)	(55,429)
Other liabilities	(17,152)	5,623
Net cash provided by operating activities	54,096	1,859

Cash flows from investing activities:
Purchases of property and equipment	(19,818)	(36,849)
Proceeds on investment sales	5,290	7,550
Purchases of investments	(13,955)	(6,973)
Acquisitions, net of cash acquired	—	(18,963)
Net cash used in investing activities	(28,483)	(55,235)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	24,598	5,928
Payment of cash dividends	(38,685)	(38,329)
Repurchases of shares of common stock	(20,010)	(60,410)
Finance lease principal payments	(927)	(956)
Payment of debt issuance costs	(5,077)	—
Payments of debt	(407,500)	(25,000)
Proceeds from debt	460,000	130,000
Net cash used in financing activities	12,399	11,233

Effect of exchange rate changes on cash	(13,682)	(5,781)

Net increase (decrease) in cash and cash equivalents	24,330	(47,924)

Cash and cash equivalents, beginning of period	339,593	402,683

Cash and cash equivalents, end of period	$363,923	$354,759

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Mainland China; Southeast Asia/Pacific, which includes Australia, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; South Korea; Japan; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel and South Africa; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2022, and for the three-and six-month periods ended June 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2021 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The Company reclassified $2.7 million and $4.9 million of events and other miscellaneous selling costs from the general and administration expenses line to the selling expenses line on the consolidated statement of income for the second quarter and first half of 2021, respectively. The Company believes these costs are better reflected in selling expenses. The reclassification had no impact on operating income for the second quarter or first half of 2021.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued, ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In the second quarter of 2022, the Company elected the hedge accounting expedient that allows an update to the hedged risk in active hedging relationships without de-designation as the Company’s debt transitioned to Secured Overnight Financing Rate (“SOFR”). Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$152,777	$179,891
Finished goods	201,434	220,040
Total Inventory, net	$354,211	$399,931

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2022 and December 31, 2021 was $18.4 million and $22.0 million, respectively. The contract liabilities impact to revenue for the three-month periods ended June 30, 2022, and 2021 was an increase of $2.4 million and a decrease of $4.0 million, respectively. The impact to revenue for the six-month periods ended June 30, 2022, and 2021 was an increase of $3.6 million and  a decrease of $5.6 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2022 and December 31, 2021 (U.S. dollars in thousands):

	June 30, 2022	December 31, 2021
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz Other	12,603	12,603
Total	$206,432	$206,432

4.	Debt

2018 Credit Agreement

On April 18, 2018, the Company entered into a Credit Agreement (the “2018 Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent. The 2018 Credit Agreement provided for a $400 million term loan facility and a $350 million revolving credit facility, each with a term of five years. Both facilities bore interest at the LIBOR, plus a margin based on the consolidated leverage ratio. The term loan facility amortized in quarterly installments in amounts resulting in an annual amortization of 5.0% during the first and second years, 7.5% during the third and fourth years and 10.0% during the fifth year after the closing date of the 2018 Credit Agreement, with the remainder payable at final maturity. The 2018 Credit Agreement required the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect.  The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2022 and December 31, 2021:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2022 (1)(2)	Balance as of December 31, 2021 (1)(2)	Interest Rate	Repayment Terms
2018 Credit Agreement term loan facility	$400.0 million	—	$307.5 million	Variable 30 day: 2.80%	Principal amount was paid in full during June 2022.

2018 Credit Agreement revolving credit facility		—	$70.0 million	Variable 30 day: 2.72%	Principal amount was paid in full during June 2022 and credit line was closed.

Credit Agreement term loan facility	$400.0 million	$400.0 million	—	Variable 30 day: 3.11%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that begins on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$30.0 million	—	Variable 30 day: 3.11%	Revolving line of credit expires June 14, 2027.

(1)
As of June 30, 2022 and December 31, 2021, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $10.0 million and $37.5 million, respectively, of the balance of its term loan under the Credit Agreement and 2018 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.8 million and $1.2 million as of June 30, 2022 and December 31, 2021, respectively, related to the Credit Agreement and 2018 Credit Agreement, which are not reflected in this table.

5.	Leases

As of June 30, 2022, the weighted average remaining lease term was 8.2 and 3.3 years for operating and finance leases, respectively. As of June 30, 2022, the weighted average discount rate was 3.6% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense
Operating lease cost	$10,261	$12,400	$20,700	$25,215
Variable lease cost	1,494	1,656	2,651	3,024
Short-term lease cost	67	238	97	577
Sublease income	—	(1,828)	—	(3,812)
Finance lease expense
Amortization of right-of-use assets	546	606	1,102	1,217
Interest on lease liabilities	59	83	125	171
Total lease expense	$12,427	$13,155	$24,675	$26,392

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash outflow from operating leases	$19,895	$27,470
Operating cash outflow from finance leases	$128	$173
Financing cash outflow from finance leases	$927	$956
Right-of-use assets obtained in exchange for operating lease obligations	$25,793	$13,729
Right-of-use assets obtained in exchange for finance lease obligations	$—	$59

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2022	$18,364	$997
2023	26,495	1,926
2024	19,945	1,823
2025	14,381	1,296
2026	8,387	261
Thereafter	49,038	—
Total	136,610	6,303
Less: Finance charges	17,990	393
Total principal liability	$118,620	$5,910

The Company has additional lease liabilities of $0.3 million which have not yet commenced as of June 30, 2022, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2022 and 2021, stock options of 0.1 million and 0.1 million, respectively, and for the six-month periods ended June 30, 2022 and 2021, stock options of 0.1 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2022, the Company’s board of directors declared quarterly cash dividends of $0.385 per share. These quarterly cash dividends of $19.3 million and $19.4 million were paid on March 9, 2022 and June 8, 2022, respectively, to stockholders of record on February 28, 2022 and May 27, 2022, respectively. In August 2022, the Company’s board of directors declared a quarterly cash dividend of $0.385 per share to be paid on September 7, 2022 to stockholders of record on August 26, 2022.

Repurchase of common stock

During the three-month periods ended June 30, 2022 and 2021, the Company repurchased 0.2 million and 0.2 million shares of its Class A common stock under its stock repurchase plan for $10.0 million and $10.0 million, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company repurchased 0.4 million shares and 1.2 million shares of its Class A common stock under its stock repurchase plan for $20.0 million and $60.4 million, respectively. As of June 30, 2022, $225.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The FASB Codification defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents. Accounting standards specify a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

■	Level 1 – quoted prices in active markets for identical assets or liabilities;
■	Level 2 – inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
■	Level 3 – unobservable inputs based on the Company’s own assumptions.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$111,099	$—	$—	$111,099
Derivative financial instruments asset	—	16,376	—	16,376
Life insurance contracts	—	—	40,201	40,201
Contingent consideration	—	—	(8,591)	(8,591)
Total	$111,099	$16,376	$31,610	$159,085

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$66,477	$—	$—	$66,477
Derivative financial instruments asset	—	6,590	—	6,590
Life insurance contracts	—	—	49,851	49,851
Contingent consideration	—	—	(10,341)	(10,341)
Total	$66,477	$6,590	$39,510	$112,577

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$49,851	$45,453
Actual return on plan assets	(9,650)	3,608
Purchases and issuances	—	7,016
Sales and settlements	—	(7,016)
Transfers into Level 3	—	—
Ending balance at June 30	$40,201	$49,061

Life insurance contracts: Accounting Standards Codification (“ASC”) 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust.

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$(10,341)	$(3,125)
Additions from acquisitions	—	(8,702)
Changes in fair value of contingent consideration	1,750	(203)
Ending balance at June 30	$(8,591)	$(12,030)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of June 30, 2022 and December 31, 2021. During the three months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Comprehensive Operations. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2022 was $8.7 million and $20.6 million, compared to $22.0 million and $39.1 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2022 were 20.2% and 22.0% of pre-tax income compared to 27.1% and 26.8% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $21.3 million and $24.1 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2021, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances under which tax years in the Bridge phase will be opened for examination. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2018. In major foreign jurisdictions, the Company is generally no longer subject to income tax examinations for years before 2016. However, statutes of limitations in certain countries may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $2.0 to $3.0 million.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5.8 million will be reclassified as a reduction to interest expense.

As of June 30, 2022 and December 31, 2021, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest Rate Swap - Asset	Prepaid expenses and other	$5,830	$557
Interest Rate Swap - Asset	Other assets	$10,546	$6,033

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended		Six Months Ended
Derivatives in Cash flow	June 30,		June 30,
Hedging Relationships:	2022	2021	2022	2021
Interest Rate Swaps	$2,014	$(778)	$10,071	$3,101

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
Derivatives in Cash flow	Income Statement	June 30,		June 30,
Hedging Relationships:	Location	2022	2021	2022	2021
Interest Rate Swaps	Other income (expense), net	$301	$(38)	$283	$(65)

10.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, EMEA, and Hong Kong/Taiwan—and two Rhyz Investments segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

Prior year segment information has been recast to reflect the move of the Pacific components from the “America/Pacific” operating segment to the “Southeast Asia/Pacific” operating segment to comply with current segment presentation. Prior year segment information has been recast to reflect the fourth quarter 2021 exit of the Grow Tech segment, which has been recast to Corporate and other expenses. Consolidated financial information is not affected.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021

Nu Skin
Americas	$124,445	$138,512	$248,025	$272,273
Mainland China	86,808	154,182	211,303	303,775
Southeast Asia/Pacific	94,067	83,968	184,303	167,257
South Korea	69,308	88,604	141,441	169,735
Japan	55,952	68,020	117,743	137,884
EMEA	50,871	83,115	103,839	159,295
Hong Kong/Taiwan	39,327	38,529	77,821	74,874
Nu Skin other	1,318	947	1,938	1,825
Total Nu Skin	522,096	655,877	1,086,413	1,286,918
Rhyz Investments
Manufacturing (1)	38,229	48,140	78,570	94,125
Rhyz other	290	38	531	38
Total Rhyz Investments	38,519	48,178	79,101	94,163
Total	$560,615	$704,055	$1,165,514	$1,381,081

(1)
The Manufacturing segment had $16.7 million and $23.2 million of intersegment revenue for the three months ended June 30, 2022 and 2021, respectively, and $31.3 million and $40.6 million for the six months ended June 30, 2022 and 2021, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$30,026	$28,998	$55,149	$57,743
Mainland China	12,945	51,480	41,940	90,919
Southeast Asia/Pacific	24,367	21,213	47,773	40,861
South Korea	20,578	28,892	43,321	55,417
Japan	13,451	16,461	28,764	34,442
EMEA	6,162	13,681	9,998	22,577
Hong Kong/Taiwan	9,161	8,560	17,851	15,908
Nu Skin contribution	116,690	169,285	244,796	317,867
Rhyz Investments
Manufacturing	1,188	6,764	4,480	12,590
Rhyz other	(1,299)	(519)	(2,345)	(519)
Rhyz Investments contribution	(111)	6,245	2,135	12,071
Total segment contribution	116,579	175,530	246,931	329,938
Corporate and other	(65,052)	(90,154)	(143,259)	(181,649)
Operating income	51,527	85,376	103,672	148,289
Other income (expense)	(8,640)	(4,012)	(10,093)	(2,430)
Income before provision for income taxes	$42,887	$81,364	$93,579	$145,859

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$192	$235	$391	$466
Mainland China	2,676	3,276	5,560	6,615
Southeast Asia/Pacific	381	383	762	737
South Korea	372	973	760	1,963
Japan	245	226	522	479
EMEA	244	283	474	569
Hong Kong/Taiwan	718	905	1,409	1,790
Total Nu Skin	4,828	6,281	9,878	12,619
Rhyz Investments
Manufacturing	3,282	2,887	6,612	5,575
Rhyz other	592	395	1,184	395
Total Rhyz Investments	3,874	3,282	7,796	5,970
Corporate and other	9,932	10,018	18,090	19,336
Total	$18,634	$19,581	$35,764	$37,925

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$87	$87	$129	$199
Mainland China	2,052	3,416	6,120	11,933
Southeast Asia/Pacific	56	358	124	923
South Korea	216	18	578	508
Japan	184	—	184	91
EMEA	385	258	778	430
Hong Kong/Taiwan	536	112	799	112
Total Nu Skin	3,516	4,249	8,712	14,196
Rhyz Investments
Manufacturing	1,222	5,662	2,430	9,000
Rhyz other	—	—	—	—
Total Rhyz Investments	1,222	5,662	2,430	9,000
Corporate and other	4,801	7,565	8,676	13,653
Total	$9,539	$17,476	$19,818	$36,849

11.	Commitments and Contingencies

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

In the fourth quarter of 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment had been operating as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. As of December 31, 2021, the $20.0 million liability related to cash charges was recorded within Accrued expenses. During the first quarter of 2022, the Company made cash payments of $11.6 million, leaving an ending restructuring accrual of $8.3 million as of March 31, 2022. During the second quarter of 2022, the Company made cash payments of $8.0 million, leaving an ending restructuring accrual of $0.3 million as of June 30, 2022. The Company expects to pay out the remaining liability in the third quarter of 2022. The restructuring charges were recorded in the previous Grow Tech segment, which in the current year has been recast to Corporate and Other.

14.	Subsequent Events

In August of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company estimates total charges under the program will approximate $35–$45 million, with $30–$35 million in cash charges of severance and lease termination cost and $5–$10 million of non-cash charges of impairment of fixed assets related to the footprint optimization. The Company expects to substantially complete the program during the back half of 2022.

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

Overview

Revenue for the three-month period ended June 30, 2022 decreased 20% to $560.6 million, compared to $704.1 million in the prior-year period, and revenue for the six-month period ended June 30, 2022 decreased 16% to $1.2 billion, compared to $1.4 billion in the prior-year period. Our revenue in the second quarter and first half of 2022 was negatively impacted 5% and 4%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 6%, 16% and 24%, respectively, on a year-over-year basis.

Our second quarter and first half of 2022 revenue was softer than anticipated primarily driven by COVID-related factors in Mainland China, distractions in EMEA related to the ongoing conflict in Russia and Ukraine, and the general global economic downturn.  Despite these continuing headwinds, we are optimistic about our EmpowerMe personalized beauty and wellness strategy with the expected launch of the ageLOC LumiSpa iO in the back half of the year.

Earnings per share for the second quarter of 2022 decreased 42% to $0.67, compared to $1.15 in the prior-year period. Earnings per share for the first six months of 2022 decreased 31% to $1.43, compared to $2.06 in the prior-year period. The decrease in earnings per share for the second quarter and first half of 2022 was primarily driven by the decrease in revenue along with a decline in gross margin from sales promotions.

In August 2022, management approved a restructuring plan for the second half of 2022. The charges are expected to be approximately $30 million for the third quarter of 2022 and $35–$45 million for the second half of 2022. These charges will predominantly be recorded in restructuring and impairment, as part of operating income. The plan includes approximately $30–$35 million of cash charges related to severance and lease termination cost and approximately $5–$10 million of non-cash impairment charges of fixed assets related to the footprint optimization.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, EMEA, and Hong Kong/Taiwan—and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during the second quarter of 2021.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2022	2021	Change	Change(1)	2022	2021	Change	Change(1)
Nu Skin
Americas	$124,445	$138,512	(10)%	(9)%	$248,025	$272,273	(9)%	(8)%
Mainland China	86,808	154,182	(44)%	(42)%	211,303	303,775	(30)%	(31)%
Southeast Asia/Pacific	94,067	83,968	12%	16%	184,303	167,257	10%	14%
South Korea	69,308	88,604	(22)%	(12)%	141,441	169,735	(17)%	(8)%
Japan	55,952	68,020	(18)%	(3)%	117,743	137,884	(15)%	(3)%
EMEA	50,871	83,115	(39)%	(31)%	103,839	159,295	(35)%	(28)%
Hong Kong/Taiwan	39,327	38,529	2%	6%	77,821	74,874	4%	6%
Nu Skin other	1,318	947	39%	39%	1,938	1,825	6%	6%
Total Nu Skin	522,096	655,877	(20)%	(15)%	1,086,413	1,286,918	(16)%	(12)%
Rhyz Investments
Manufacturing	38,229	48,140	(21)%	(21)%	78,570	94,125	(17)%	(17)%
Rhyz other	290	38	663%	663%	531	38	1,297%	1,297%
Total Rhyz Investments	38,519	48,178	(20)%	(20)%	79,101	94,163	(16)%	(16)%
Total	$560,615	$704,055	(20)%	(15)%	$1,165,514	$1,381,081	(16)%	(12)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast for the fourth quarter of 2021 exit of the Grow Tech segment and the expense has been recast to Corporate and other. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Nu Skin
Americas	$30,026	$28,998	4%	$55,149	$57,743	(4)%
Mainland China	12,945	51,480	(75)%	41,940	90,919	(54)%
Southeast Asia/Pacific	24,367	21,213	15%	47,773	40,861	17%
South Korea	20,578	28,892	(29)%	43,321	55,417	(22)%
Japan	13,451	16,461	(18)%	28,764	34,442	(16)%
EMEA	6,162	13,681	(55)%	9,998	22,577	(56)%
Hong Kong/Taiwan	9,161	8,560	7%	17,851	15,908	12%
Total Nu Skin	116,690	169,285	(31)%	244,796	317,867	(23)%
Rhyz Investments
Manufacturing	1,188	6,764	(82)%	4,480	12,590	(64)%
Rhyz other	(1,299)	(519)	(150)%	(2,345)	(519)	(352)%
Total Rhyz Investments	$(111)	$6,245	(102)%	$2,135	$12,071	82%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended June 30, 2022 and 2021. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we currently present Sales Leaders and adjusted that metric’s definition to what we believe provides a better insight into the trends of our business. The definition of our Customer metric remained unchanged. We have recast the 2021 Sales Leaders to the new definition.

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

	Three Months Ended June 30,
Customers	2022	2021	Change
Americas	302,849	368,052	(18)%
Mainland China	392,268	328,526	19%
Southeast Asia/Pacific	152,775	165,221	(8)%
South Korea	135,290	153,282	(12)%
Japan	122,643	125,734	(2)%
EMEA	205,379	261,881	(22)%
Hong Kong/Taiwan	69,411	64,861	7%
Total	1,380,615	1,467,557	(6)%

	Three Months Ended June 30,
Paid Affiliates	2022	2021	Change
Americas	44,523	53,492	(17)%
Mainland China	19,257	39,889	(52)%
Southeast Asia/Pacific	41,512	44,734	(7)%
South Korea	48,605	52,680	(8)%
Japan	38,269	38,623	(1)%
EMEA	32,323	42,682	(24)%
Hong Kong/Taiwan	17,644	17,815	(1)%
Total	242,133	289,915	(16)%

	Three Months Ended June 30,
Sales Leaders	2022	2021	Change
Americas	9,320	11,752	(21)%
Mainland China	11,458	20,946	(45)%
Southeast Asia/Pacific	8,407	8,190	3%
South Korea	6,557	7,701	(15)%
Japan	6,097	6,057	1%
EMEA	5,192	8,002	(35)%
Hong Kong/Taiwan	3,054	3,446	(11)%
Total	50,085	66,094	(24)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment is predominantly attributable to the continued macro economic challenges in our Latin America markets. Our U.S. market's revenue increased 6% for the second quarter of 2022 and 10% for the first half of 2022 from continued momentum, specifically from the launch of Beauty Focus Collagen+ during the second half of 2021; the recent launch of Nu Biome, our latest wellness product aimed at aiding digestion to help maintain your overall gut health; and continued social adoption.

The year-over-year increase in segment contribution for the second quarter of 2022 is partially attributable to the increase in revenue in our U.S. market, which has more favorable margins than our Latin American markets.  In addition, our selling expenses as a percentage of revenue decreased 4.5 percentage points, primarily from a product mix shift to products with a lower commission percentage. In addition, with the decline in revenue and Sales Leaders, the expense associated with incentive trips decreased as well. The decline in segment contribution for the first half of 2022 is primarily attributable to the decline in revenue and higher sales promotions in the first quarter of 2022, partially offset by the increase in revenue in our U.S market.

Mainland China. Our Mainland China market continued to be challenged during the second quarter and first half of 2022, with COVID-related lockdowns and other factors negatively impacting our selling and promotional activities. Due to increasing COVID-19 cases, the government implemented more significant lockdowns that precluded gatherings and meetings for the general population in Shanghai and other areas.  As previously disclosed, we anticipate that COVID-related challenges will persist throughout 2022. During the second quarter, our Customers increased 19% primarily from customer promotions and launch of digital tools.

During July 2022, we resumed allowing Sales Leader meetings in this market on a limited basis, so long as they are in compliance with government regulations and related controls that we have implemented. In our Quarterly Report on Form 10-Q for the 2022 first quarter, we referenced government inquiries related to a meeting in a hotel in Wuhan, Hubei Province organized by an independent marketer of Nu Skin China. The work on these inquiries was affected by the lockdowns in Mainland China, which delayed the inquiries from being closed during the second quarter; however, we continue to believe we are in the final stages of the process to close these matters. We believe the regulatory environment in Mainland China is becoming increasingly challenging and will continue to be so over the medium and long terms.

The year-over-year decrease in segment contribution for the second quarter and first half of 2022 primarily reflects lower revenue.  The decrease also reflects the following: (a) a 5.5 and 3.9 percentage point decrease in gross margin for the second quarter and first half of 2022, respectively, primarily from increased product promotions and discounts during the second quarter of 2022, along with a shift in product mix, where a higher proportion of devices were sold in the period and increased freight charges; (b) an increase in general and administrative expenses as a percentage of revenue, due to the fixed nature of these expenses; and (c) an increase in selling expense as a percentage of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

Southeast Asia/Pacific. Our Southeast Asia/Pacific segment revenue increased 12% and 10% for the second quarter and first half of 2022, respectively, including a 4% negative impact from unfavorable foreign-currency fluctuations for both periods presented. The increase in revenue was partially driven by strong product launches of ageLOC Meta (locally referred to as ageLOC Reset in the Southeast Asia markets), which generated approximately $18.2 million in revenue for the second quarter and $31.4 million in revenue for the first half of 2022, along with loosening of COVID restrictions in the markets. Our product launches and promotions during the quarter were focused on re-energizing our existing Sales Leaders, which led to a decline in our Customers and Paid Affiliates.

The year-over-year increase in segment contribution is primarily attributable to higher revenue, along with the fixed nature of general and administrative expenses on increased revenue.

South Korea. The second quarter and first half of 2022 decline in revenue was predominantly driven by a 10% and 9% negative impact from unfavorable foreign-currency fluctuations.  Our South Korea segment remained challenged from the ongoing COVID-related issues, leading to declines in revenue, Customers, Paid Affiliates and Sales Leaders.

The year-over-year decrease in segment contribution is primarily from a decline in revenue, along with a 2.0 and 1.5 percentage point increase in selling expenses as a percent of revenue for the second quarter and first half of 2022.

Japan. The decline in revenue is primarily attributable to a 15% and 12% unfavorable foreign-currency fluctuations for the second quarter and first half of 2022.

The year-over-year decline in segment contribution is primarily from the decline in revenue.

EMEA. The continued softening of momentum in our EMEA segment, further driven by the current geopolitical Russian/Ukraine conflict which has caused distraction to our sales force in the segment, led to a decline in revenue, Customers, Paid Affiliates and Sales Leaders. Our reported revenue was also negatively impacted from foreign-currency fluctuations. We have suspended business operations in Ukraine, and are closing our market in Russia. The Russia and Ukraine markets have historically accounted for less than 1% of our consolidated revenue. We look forward to our upcoming product introductions in the region but remain cautious in the near term given the macro environment.

The year-over-year decline in segment contribution reflects the decline in revenue along with a lower gross margin from unfavorable product mix and increased promotions, and the fixed nature of general and administrative expenses with a decline in revenue.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment revenue increased 2% for the second quarter and 4% for the first half of 2022. The increase in revenue is primarily from revenue growth in our Taiwan market from social selling. Our Customers also increased 7%, from the social selling growth in our Taiwan market. Our Hong Kong market continues to be challenged from the ongoing pressures from COVID-19, which led to a decline in Sales Leaders and Paid Affiliates.

The increase in segment contribution for both periods presented, is primarily from the increase in revenue along with decreases in general and administrative expenses, from effective cost saving measures.

Manufacturing. Our Manufacturing segment revenue declined 21% for the second quarter and 17% for the first half of 2022, primarily due to our customers rebalancing their inventory from higher levels in 2021, reducing demand for the first half of 2022.

The decline in segment contribution is attributable to the lower revenue on fixed costs, along with the revenue mix between our manufacturing entities with different profitability.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2022 decreased 20% to $560.6 million, compared to $704.1 million in the prior-year period. Revenue for the six-month period ended June 30, 2022 decreased 16% to $1.2 billion compared to $1.4 billion. Our reported revenue was negatively impacted 5% and 4% from foreign-currency fluctuations for the three- and six-month periods ended June 30, 2022, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 73.6% for the second quarter of 2022, compared to 75.6% for the prior-year period, and 73.4% for the first six months of 2022, compared to 75.2% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 1.3 percentage points to 77.0% for the second quarter of 2022 and decreased 1.4 percentage points to 76.7% for the first six months of 2022.  The decline in our Nu Skin gross margin is predominantly attributable to an increase in sales promotions, specifically of our ageLOC LumiSpa devices in preparation of the launch of the ageLOC LumiSpa iO, which begins in the third quarter of 2022.

Selling expenses

Selling expenses as a percentage of revenue decreased to 39.1% for the second quarter of 2022, compared to 39.9% for the prior year period, and decreased to 39.6% for the first six months of 2022, compared to 40.3% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 0.8 percentage points to 42.0% for the second quarter of 2022 and decreased 0.8 percentage points to 42.5% for the first six months of 2022. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $141.6 million in the second quarter of 2022, compared to $166.1 million in the prior-year period and decreased to $290.1 million in the first six months of 2022, compared to $333.7 million in the prior-year period. The $24.5 million decrease for the second quarter of 2022 was primarily from a $15.8 million contraction in labor expenses from lower employee performance incentive compensation, along with our fourth quarter of 2021 exit of the Grow Tech segment, which led to $7.0 million less expense for the second quarter of 2022. The $43.6 million decrease for the first six months of 2022, was primarily from a $27.4 million contraction in labor expenses from lower employee performance incentive compensation, along with our fourth quarter of 2021 exit of the Grow Tech segment, which led to $13.1 million less expense for the first half of 2022. General and administrative expenses as a percentage of revenue increased to 25.3% for the second quarter of 2022, from 23.6% for the prior-year period, and decreased to 24.9% for the first six months of 2022, from 24.2% for the prior-year period.

Other income (expense), net

Other income (expense), net was $(8.6) million for the second quarter of 2022 compared to $(4.0) million for the prior-year period, and $(10.1) million for the first six months of 2022 compared to $(2.4) million for the prior-year period. The decrease in other income for the second quarter is predominately from a $5.7 million unrealized investment loss related to a controlled environment agriculture company we invested in as part of our previous Grow Tech segment. Following our fourth quarter of 2021 exit from the Grow Tech segment, we are in the process of exiting our investment. In addition, we recorded a $3.0 million increase in foreign currency losses during the second quarter of 2022 compared to the prior-year period, partially offset by a $1.6 million decline in the contingent consideration associated with our previous acquisition, due to current period changes in our assumptions and forecast.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2022 was $8.7 million and $20.6 million, respectively, compared to $22.0 million and $39.1 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2022 were 20.2% and 22.0% of pre-tax income compared, respectively, to 27.1% and 26.8% in the prior-year periods. The decrease in effective tax rate for the second quarter and first half of 2022 primarily reflects the strong growth in the U.S. market, which enabled us to utilize additional foreign tax credits to offset U.S. income taxes.

Net income

As a result of the foregoing factors, net income for the second quarter of 2022 was $34.2 million, compared to $59.3 million in the prior-year period. Net income for the first six months of 2022 was $73.0 million, compared to $106.8 million for the first six months of 2021.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2022, we generated $54.1 million in cash from operations, compared to $1.9 million during the prior-year period. The increase in cash flow from operations primarily reflects an approximate $32.2 million decline in inventory during the period, compared to an inventory increase of $80.2 million in the prior year period, partially offset by the lower revenue and a decrease in accrued expenses from the first half of 2022 payout of our fourth quarter of 2021 restructuring cost. Cash and cash equivalents, including current investments, as of June 30, 2022 and December 31, 2021 were $381.8 million and $354.8 million, respectively, with the increase being driven by cash from operations, increased debt following our debt modification during the second quarter of 2022, and cash received from the exercise of employee stock options, partially offset by capital expenditures, as discussed below, our quarterly dividend payments, stock repurchases and payment on liabilities associated with our fourth quarter 2021 restructuring.

Working capital. As of June 30, 2022, working capital was $498.8 million, compared to $343.3 million as of December 31, 2021. The increase in working capital is primarily attributable to our second quarter debt modification, which resulted in a net $52.5 million of incremental borrowings, while our short-term debt decreased $67.5 million. Our working capital also benefited from a $83.1 million reduction in accrued expenses, primarily from the first half of 2022 pay-out of restructuring cost and employee incentive accruals, partially offset by a $45.7 million decrease in inventory.

Capital expenditures. Capital expenditures for the six months ended June 30, 2022 were $19.8 million. We expect that our capital expenditures in 2022 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $70–90 million for 2022. We are currently expecting to complete construction of the new manufacturing plant in Mainland China in the back half of 2022.  As of June 30, 2022, we have spent approximately $40.5 million on this project, with $3.2 million in the first half of 2022 and expect that our expenditures for this project will total approximately $52-57 million, including approximately $15-20 million during 2022.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. The interest rate applicable to the facilities is subject to adjustments based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2022, we had $30.0 million of outstanding borrowings under our revolving credit facility, and $400.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(2.8) million as of June 30, 2022, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2022, we were in compliance with all debt covenants under the Credit Agreement.

Modification of previous credit agreement. On June 14, 2022, we repaid our outstanding debt under our credit agreement, dated as of April 18, 2018, with several financial institutions as lenders and Bank of America, N.A., as administrative agent. We had indebtedness of $70.0 million on our revolver as of December 31, 2021, and $307.5 million on our term loan as of December 31, 2021.

Derivative Instruments. As of June 30, 2022, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the second quarter of  2022, we repurchased approximately 0.2 million shares of our Class A common stock under the plan for $10.0 million. As of June 30, 2022, $225.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and May 2022, our board of directors declared quarterly cash dividends of $0.385 per share. These quarterly cash dividends of $19.3 million and $19.4 million were paid on March 9, 2022 and June 8, 2022 to stockholders of record on February 28, 2022 and May 27, 2022. In August 2022, our board of directors declared a quarterly cash dividend of $0.385 per share to be paid on September 7, 2022 to stockholders of record on August 26, 2022. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2022 and December 31, 2021, we held $381.8 million and $354.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $257.2 million and $274.9 million as of June 30, 2022 and December 31, 2021, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2022, we had $56.6 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of June 30, 2022 and December 31, 2021, we had $12.6 million and $11.3 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the second quarter of 2022.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2022, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and six-month periods ended June 30, 2022 and 2021.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2022 and 2021, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2022, and 2021 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the 2021 fiscal year.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2021 fiscal year and subsequent reports.

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
●
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies, pandemics or other conditions that curtail person-to-person interactions, and the ongoing conflict in Russia and Ukraine which has caused distraction to our sales force;

●	changes in the policies of social media platforms used to prospect or recruit potential consumers and sales force participants;
●	our and our sales force’s ability to provide a positive customer experience and to facilitate customer loyalty;
●	recruiting efforts of our competitors and changes in consumer-loyalty trends; and
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

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
●
the possibility that local civil unrest, political instability, or changes in diplomatic or trade relationships might disrupt our operations in one or more markets—for example, the ongoing conflict in Russia and Ukraine has caused distraction to our sales force;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2022	—	$—	—	$235.4
May 1 - 31, 2022	109,818	44.64	109,818	$230.5
June 1 - 30, 2022	112,017	45.55	112,017	$225.4
Total	221,835	$45.10	221,835

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

On August 1, 2022, we adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. This global program includes workforce reductions and footprint optimization. We estimate total charges under the program will be approximately $35–$45 million, consisting of $20–$25 million in cash severance payments, approximately $10 million in cash costs associated with lease terminations and $5–$10 million of non-cash charges of impairment of fixed assets related to the footprint optimization. We expect that the actions contemplated under the program will be substantially completed by December 31, 2022.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1
Amended and Restated Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of June 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2022).

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

August 4, 2022

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)