Form 10-Q
period 2022-09-30
NU SKIN ENTERPRISES, INC.
filed 2022-11-03
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 31, 2022, 49,420,202 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2022

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$294,136	$339,593
Current investments	13,868	15,221
Accounts receivable, net	47,991	41,299
Inventories, net	327,481	399,931
Prepaid expenses and other	94,366	76,906
Total current assets	777,842	872,950

Property and equipment, net	433,367	453,674
Operating lease right-of-use assets	105,103	120,973
Goodwill	206,432	206,432
Other intangible assets, net	68,743	76,991
Other assets	171,685	175,460
Total assets	$1,763,172	$1,906,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,620	$49,993
Accrued expenses	281,418	372,201
Current portion of long-term debt	42,500	107,500
Total current liabilities	365,538	529,694

Operating lease liabilities	78,053	88,759
Long-term debt	382,323	268,781
Other liabilities	95,324	106,474
Total liabilities	921,238	993,708

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	609,886	601,703
Treasury stock, at cost – 40.9 million and 40.7 million shares	(1,559,967)	(1,526,860)
Accumulated other comprehensive loss	(109,385)	(73,896)
Retained earnings	1,901,309	1,911,734
Total stockholders’ equity	841,934	912,772
Total liabilities and stockholders’ equity	$1,763,172	$1,906,480

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$537,805	$641,152	$1,703,319	$2,022,233
Cost of sales	173,500	158,907	483,099	501,448
Gross profit	364,305	482,245	1,220,220	1,520,785

Operating expenses:
Selling expenses	216,478	260,333	678,603	816,887
General and administrative expenses	137,987	156,528	428,105	490,225
Restructuring and impairment expenses	30,124	—	30,124	—
Total operating expenses	384,589	416,861	1,136,832	1,307,112

Operating income (loss)	(20,284)	65,384	83,388	213,673
Other income (expense), net	(8,680)	2,781	(18,773)	351

Income (loss) before provision for income taxes	(28,964)	68,165	64,615	214,024
Provision (benefit) for income taxes	(3,574)	18,436	17,052	57,527

Net income (loss)	$(25,390)	$49,729	$47,563	$156,497

Net income (loss) per share (Note 6):
Basic	$(0.51)	$0.99	$0.95	$3.11
Diluted	$(0.51)	$0.97	$0.94	$3.03

Weighted-average common shares outstanding (000s):
Basic	50,199	50,098	50,187	50,304
Diluted	50,199	51,260	50,822	51,629

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(25,390)	$49,729	$47,563	$156,497

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(10) and $(1) for the three months ended September 30, 2022 and 2021, respectively, and $19 and $1 for the nine months ended September 30, 2022 and 2021, respectively	(22,502)	(7,165)	(46,914)	(13,431)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(1,262) and $(7) for the three months ended September 30, 2022 and 2021, respectively and $(3,441) and $(678) for the nine months ended September 30, 2022 and 2021, respectively	4,570	25	12,462	2,455
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $225 and $(10) for the three months ended September 30, 2022 and 2021, respectively and $286 and $(24) for the nine months ended September 30, 2022 and 2021, respectively	(815)	35	(1,037)	86
	(18,747)	(7,105)	(35,489)	(10,890)
Comprehensive income (loss)	$(44,137)	$42,624	$12,074	$145,607

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

Net loss	—	—	—	—	(25,390)	(25,390)
Other comprehensive loss, net of tax	—	—	—	(18,747)	—	(18,747)
Repurchase of Class A common stock (Note 6)	—	—	(40,028)	—	—	(40,028)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	366	830	—	—	1,196
Stock-based compensation	—	3,171	—	—	—	3,171
Cash dividends	—	—	—	—	(19,303)	(19,303)
Balance at September 30, 2022	$91	$609,886	$(1,559,967)	$(109,385)	$1,901,309	$841,934

	For the Three Months Ended September 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2021	$91	$586,976	$(1,509,867)	$(68,553)	$1,909,179	$917,826

Net income	—	—	—	—	49,729	49,729
Other comprehensive income, net of tax	—	—	—	(7,105)	—	(7,105)
Repurchase of Class A common stock (Note 6)	—	—	(10,005)	—	—	(10,005)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	609	1,337	—	—	1,946
Stock-based compensation	—	3,093	—	—	—	3,093
Cash dividends	—	—	—	—	(19,007)	(19,007)
Balance at September 30, 2021	$91	$590,678	$(1,518,535)	$(75,658)	$1,939,901	$936,477

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	47,563	47,563
Other comprehensive loss, net of tax	—	—	—	(35,489)	—	(35,489)
Repurchase of Class A common stock (Note 6)	—	—	(60,038)	—	—	(60,038)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	(1,137)	26,931	—	—	25,794
Stock-based compensation	—	9,320	—	—	—	9,320
Cash dividends	—	—	—	—	(57,988)	(57,988)
Balance at September 30, 2022	$91	$609,886	$(1,559,967)	$(109,385)	$1,901,309	$841,934

	For the Nine Months Ended September 30, 2021
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	156,497	156,497
Other comprehensive loss, net of tax	—	—	—	(10,890)	—	(10,890)
Repurchase of Class A common stock (Note 6)	—	—	(70,415)	—	—	(70,415)
Exercise of employee stock options (0.6 million shares)/vesting of stock awards	—	(5,599)	13,473	—	—	7,874
Stock-based compensation	—	16,476	—	—	—	16,476
Cash dividends	—	—	—	—	(57,336)	(57,336)
Balance at September 30, 2021	$91	$590,678	$(1,518,535)	$(75,658)	$1,939,901	$936,477

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$47,563	$156,497
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53,935	57,858
Non-cash lease expense	33,250	40,703
Stock-based compensation	9,320	16,476
Foreign currency losses	7,077	5,501
Loss on disposal of assets	568	13,210
Deferred taxes	2,483	3,846
Impairment of fixed assets and other intangibles	9,916	—
Unrealized gain on equity investments	—	(18,077)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,523)	8,377
Inventories, net	48,422	(109,371)
Prepaid expenses and other	(6,801)	(29,311)
Other assets	8,030	(18,438)
Accounts payable	(1,224)	(11,182)
Accrued expenses	(95,928)	(89,993)
Other liabilities	(18,551)	5,977
Net cash provided by operating activities	82,537	32,073

Cash flows from investing activities:
Purchases of property and equipment	(45,274)	(50,384)
Proceeds on investment sales	5,535	11,171
Purchases of investments	(13,955)	(14,973)
Acquisitions, net of cash acquired	—	(18,963)
Net cash used in investing activities	(53,694)	(73,149)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	25,794	7,874
Payment of cash dividends	(57,988)	(57,336)
Repurchases of shares of common stock	(60,038)	(70,415)
Finance lease principal payments	(1,401)	(1,409)
Payment of debt issuance costs	(5,077)	—
Payments of debt	(410,000)	(77,500)
Proceeds from debt	460,000	130,000
Net cash used in financing activities	(48,710)	(68,786)

Effect of exchange rate changes on cash	(25,590)	(10,409)

Net increase (decrease) in cash and cash equivalents	(45,457)	(120,271)

Cash and cash equivalents, beginning of period	339,593	402,683

Cash and cash equivalents, end of period	$294,136	$282,412

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2022, and for the three-and nine-month periods ended September 30, 2022 and 2021. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2021 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The Company reclassified $4.6 million and $9.5 million of events and other miscellaneous selling costs from the general and administration expenses line to the selling expenses line on the consolidated statement of income for the three- and nine-month periods ended September 30, 2021, respectively. The Company believes these costs are better reflected in selling expenses. The reclassification had no impact on operating income for the three- and nine-month periods ended September 30, 2021.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$141,823	$179,891
Finished goods	185,658	220,040
Total Inventory, net	$327,481	$399,931

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2022 and December 31, 2021 was $17.7 million and $22.0 million, respectively. The contract liabilities impact to revenue for the three-month periods ended September 30, 2022, and 2021 was an increase of $0.7 million and a decrease of $0.7 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2022, and 2021 was an increase of $4.3 million and  a decrease of $6.3 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2022 and December 31, 2021 (U.S. dollars in thousands):

	September 30, 2022	December 31, 2021
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz Other	12,603	12,603
Total	$206,432	$206,432

4.	Debt

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

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect.  The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2022 and December 31, 2021:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2022 (1)(2)	Balance as of December 31, 2021 (1)(2)	Interest Rate	Repayment Terms
2018 Credit Agreement term loan facility	$400.0 million	—	$307.5 million	Variable 30 day: 2.80%	Principal amount was paid in full during June 2022.

2018 Credit Agreement revolving credit facility		—	$70.0 million	Variable 30 day: 2.72%	Principal amount was paid in full during June 2022 and credit line was closed.

Credit Agreement term loan facility	$400.0 million	$397.5 million	—	Variable 30 day: 4.88%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$30.0 million	—	Variable 30 day: 4.88%	Revolving line of credit expires June 14, 2027.

(1)
As of September 30, 2022 and December 31, 2021, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $12.5 million and $37.5 million, respectively, of the balance of its term loan under the Credit Agreement and 2018 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.7 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively, related to the Credit Agreement and 2018 Credit Agreement, which are not reflected in this table.

5.	Leases

As of September 30, 2022, the weighted average remaining lease term was 8.4 and 3.0 years for operating and finance leases, respectively. As of September 30, 2022, the weighted average discount rate was 3.5% and 3.8% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense
Operating lease cost	$9,479	$12,193	$30,179	$37,408
Variable lease cost	1,572	1,121	4,223	4,145
Short-term lease cost	84	13	181	590
Sublease income	—	(1,352)	—	(5,164)
Finance lease expense
Amortization of right-of-use assets	530	594	1,632	1,811
Interest on lease liabilities	53	77	178	248
Total lease expense	$11,718	$12,646	$36,393	$39,038

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Operating cash outflow from operating leases	$28,880	$40,072
Operating cash outflow from finance leases	$170	$250
Financing cash outflow from finance leases	$1,401	$1,409
Right-of-use assets obtained in exchange for operating lease obligations	$28,785	$19,120
Right-of-use assets obtained in exchange for finance lease obligations	$203	$59

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2022	$9,453	$505
2023	26,680	1,884
2024	19,671	1,688
2025	13,775	1,209
2026	8,127	264
Thereafter	46,139	4
Total	123,845	5,554
Less: Finance charges	16,736	319
Total principal liability	$107,109	$5,235

The Company has additional lease liabilities of $0.1 million which have not yet commenced as of September 30, 2022, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2022 and 2021, stock options of 0.5 million and 0.1 million, respectively, and for the nine-month periods ended September 30, 2022 and 2021, stock options of 0.1 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May and August 2022, the Company’s board of directors declared quarterly cash dividends of $0.385 per share. These quarterly cash dividends of $19.3 million, $19.4 million and $19.3 million were paid on March 9, 2022, June 8, 2022 and September 7, 2022, respectively, to stockholders of record on February 28, 2022, May 27, 2022 and August 26, 2022, respectively. In October 2022, the Company’s board of directors declared a quarterly cash dividend of $0.385 per share to be paid on December 7, 2022 to stockholders of record on November 25, 2022.

Repurchase of common stock

During the three-month periods ended September 30, 2022 and 2021, the Company repurchased 1.0 million and 0.2 million shares of its Class A common stock under its stock repurchase plan for $40.0 million and $10.0 million, respectively. During the nine-month periods ended September 30, 2022 and 2021, the Company repurchased 1.4 million shares and 1.4 million shares of its Class A common stock under its stock repurchase plan for $60.0 million and $70.4 million, respectively. As of September 30, 2022, $185.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$68,552	$—	$—	$68,552
Derivative financial instruments asset	—	21,168	—	21,168
Life insurance contracts	—	—	38,302	38,302
Contingent consideration	—	—	(8,372)	(8,372)
Total	$68,552	$21,168	$29,930	$119,650

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$66,477	$—	$—	$66,477
Derivative financial instruments asset	—	6,590	—	6,590
Life insurance contracts	—	—	49,851	49,851
Contingent consideration	—	—	(10,341)	(10,341)
Total	$66,477	$6,590	$39,510	$112,577

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$49,851	$45,453
Actual return on plan assets	(11,549)	3,172
Purchases and issuances	—	7,016
Sales and settlements	—	(7,016)
Transfers into Level 3	—	—
Ending balance at September 30	$38,302	$48,625

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$(10,341)	$(3,125)
Additions from acquisitions	—	(8,702)
Changes in fair value of contingent consideration	1,969	(305)
Ending balance at September 30	$(8,372)	$(12,132)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of September 30, 2022 and December 31, 2021. During the three months ended September 30, 2021, the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2022 was $(3.6) million and $17.1 million, compared to $18.4 million and $57.5 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2022, were 12.3% and 26.4% of pre-tax income compared to 27.0% and 26.9% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $22.2 million and $24.1 million as of September 30, 2022 and December 31, 2021, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.2 million will be reclassified as a reduction to interest expense.

As of September 30, 2022 and December 31, 2021, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest Rate Swap - Asset	Prepaid expenses and other	$8,178	$557
Interest Rate Swap - Asset	Other assets	$12,990	$6,033

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended		Nine Months Ended
Derivatives in Cash flow	September 30,		September 30,
Hedging Relationships:	2022	2021	2022	2021
Interest Rate Swaps	$5,832	$32	$15,903	$3,133

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
Derivatives in Cash flow	Income Statement	September 30,		September 30,
Hedging Relationships:	Location	2022	2021	2022	2021
Interest Rate Swaps	Other income (expense), net	$1,040	$(45)	$1,323	$(110)

10.	Segment Information

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021	2022	2021

Nu Skin
Americas	$131,591	$131,482	$379,616	$403,755
Mainland China	75,151	134,291	286,454	438,066
Southeast Asia/Pacific	83,502	79,081	267,805	246,338
South Korea	67,237	91,989	208,678	261,724
Japan	53,276	65,117	171,019	203,001
EMEA	45,099	55,839	148,938	215,134
Hong Kong/Taiwan	39,587	39,921	117,408	114,795
Nu Skin other	496	1,672	2,434	3,497
Total Nu Skin	495,939	599,392	1,582,352	1,886,310
Rhyz Investments
Manufacturing (1)	41,328	41,635	119,898	135,760
Rhyz other	538	125	1,069	163
Total Rhyz Investments	41,866	41,760	120,967	135,923
Total	$537,805	$641,152	$1,703,319	$2,022,233

(1)
The Manufacturing segment had $17.5 million and $27.4 million of intersegment revenue for the three months ended September 30, 2022 and 2021, respectively, and $48.9 million and $68.0 million for the nine months ended September 30, 2022 and 2021, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$23,016	$25,752	$78,165	$83,495
Mainland China	12,933	30,677	54,873	121,596
Southeast Asia/Pacific	20,719	19,020	68,492	59,881
South Korea	20,455	28,984	63,776	84,401
Japan	13,103	16,267	41,867	50,709
EMEA	3,379	6,693	13,377	29,270
Hong Kong/Taiwan	8,425	8,940	26,276	24,848
Nu Skin contribution	102,030	136,333	346,826	454,200
Rhyz Investments
Manufacturing	1,755	3,059	6,235	15,649
Rhyz other	(1,724)	(659)	(4,069)	(1,178)
Rhyz Investments contribution	31	2,400	2,166	14,471
Total segment contribution	102,061	138,733	348,992	468,671
Corporate and other	(122,345)	(73,349)	(265,604)	(254,998)
Operating income	(20,284)	65,384	83,388	213,673
Other income (expense)	(8,680)	2,781	(18,773)	351
Income before provision for income taxes	$(28,964)	$68,165	$64,615	$214,024

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$89	$190	$480	$656
Mainland China	3,528	3,253	9,088	9,868
Southeast Asia/Pacific	382	359	1,144	1,096
South Korea	377	805	1,137	2,768
Japan	148	220	670	699
EMEA	125	281	599	850
Hong Kong/Taiwan	743	1,004	2,152	2,794
Total Nu Skin	5,392	6,112	15,270	18,731
Rhyz Investments
Manufacturing	3,161	3,069	9,773	8,644
Rhyz other	592	592	1,776	987
Total Rhyz Investments	3,753	3,661	11,549	9,631
Corporate and other	9,025	10,160	27,116	29,496
Total	$18,170	$19,933	$53,935	$57,858

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021	2022	2021
Nu Skin
Americas	$23	$95	$152	$294
Mainland China	2,946	3,237	9,066	15,170
Southeast Asia/Pacific	19	92	143	1,015
South Korea	35	—	613	508
Japan	16	3	200	94
EMEA	183	391	961	821
Hong Kong/Taiwan	587	110	1,386	222
Total Nu Skin	3,809	3,928	12,521	18,124
Rhyz Investments
Manufacturing	1,923	2,604	4,353	11,604
Rhyz other	—	—	—	—
Total Rhyz Investments	1,923	2,604	4,353	11,604
Corporate and other	19,723	7,003	28,400	20,656
Total	$25,455	$13,535	$45,274	$50,384

11.	Commitments and Contingencies

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

In the fourth quarter of 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment had been operating as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. As of December 31, 2021, the $20.0 million liability related to cash charges was recorded within Accrued expenses. During the first quarter of 2022, the Company made cash payments of $11.6 million, leaving an ending restructuring accrual of $8.3 million as of March 31, 2022. During the second quarter of 2022, the Company made cash payments of $8.0 million, leaving an ending restructuring accrual of $0.3 million as of June 30, 2022.  During the third quarter of 2022, the Company made cash payments of $0.3 million, leaving no restructuring accrual as of September 30, 2022. The restructuring charges were recorded in the previous Grow Tech segment, which in the current year has been recast to Corporate and Other.

In the third quarter of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company estimates total charges under the program will approximate $35–$45 million, with $30–$35 million in cash charges of severance and lease termination cost and $9.9 million of non-cash charges of impairment of fixed assets and other intangibles related to the footprint optimization. The Company expects to substantially complete the program during the first half of 2023. During the third quarter of 2022, the Company incurred charges to be settled in cash of $17.2 million in severance charges, $2.1 million in lease termination cost, and $0.9 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments and $1.7 million in impairment of other intangibles.  During the third quarter of 2022, the Company made cash payments of $7.9 million related to this global program, leaving an ending restructuring accrual of $12.3 million.

Restructuring expense by segment

(U.S. dollars in thousands)	Three Months Ended September 30,2022

Nu Skin
Americas	$1,723
Mainland China	11,484
Southeast Asia/Pacific	663
South Korea	54
Japan	—
EMEA	894
Hong Kong/Taiwan	747
Total Nu Skin	15,565
Rhyz Investments
Manufacturing	—
Rhyz other	—
Total Rhyz Investments	—
Corporate and other	14,559
Total	$30,124

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Revenue for the three-month period ended September 30, 2022 decreased 16% to $537.8 million, compared to $641.2 million in the prior-year period, and revenue for the nine-month period ended September 30, 2022 decreased 16% to $1.7 billion, compared to $2.0 billion in the prior-year period. Our revenue in the third quarter and first nine months of 2022 was negatively impacted 7% and 5%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 11%, 11% and 22%, respectively, on a year-over-year basis.

Our third quarter and first nine months of 2022 revenue was softer than anticipated primarily driven by continuation of COVID-related factors in Mainland China, South Korea and Hong Kong; distractions in EMEA related to the ongoing conflict in Russia and Ukraine; and the general global economic downturn pressures being felt in our global markets.

During the third quarter we began our limited introduction of the ageLOC LumiSpa iO in all of our segments, which generated approximately $19.3 million of revenue. The limited introductions are continuing into the fourth quarter, with the ageLOC LumiSpa iO being generally available for purchase in all of our markets by the end of the fourth quarter.

Earnings per share for the third quarter of 2022 decreased 153% to $(0.51), compared to $0.97 in the prior-year period. Earnings per share for the first nine months of 2022 decreased 69% to $0.94, compared to $3.03 in the prior-year period. The decrease in earnings per share for the third quarter and first nine months of 2022 was primarily driven by the third quarter restructuring and related cost, along with decreases in revenue for both periods presented.

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

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2022	2021	Change	Change(1)	2022	2021	Change	Change(1)

Nu Skin
Americas	$131,591	$131,482	—	3%	$379,616	$403,755	(6)%	(4)%
Mainland China	75,151	134,291	(44)%	(41)%	286,454	438,066	(35)%	(34)%
Southeast Asia/Pacific	83,502	79,081	6%	12%	267,805	246,338	9%	13%
South Korea	67,237	91,989	(27)%	(15)%	208,678	261,724	(20)%	(11)%
Japan	53,276	65,117	(18)%	3%	171,019	203,001	(16)%	(1)%
EMEA	45,099	55,839	(19)%	(6)%	148,938	215,134	(31)%	(22)%
Hong Kong/Taiwan	39,587	39,921	(1)%	6%	117,408	114,795	2%	6%
Nu Skin other	496	1,672	(70)%	(70)%	2,434	3,497	(30)%	(30)%
Total Nu Skin	495,939	599,392	(17)%	(9)%	1,582,352	1,886,310	(16)%	(11)%
Rhyz Investments
Manufacturing	41,328	41,635	(1)%	(1)%	119,898	135,760	(12)%	(12)%
Rhyz other	538	125	330%	330%	1,069	163	556%	556%
Total Rhyz Investments	41,866	41,760	—	—	120,967	135,923	(11)%	(11)%
Total	$537,805	$641,152	(16)%	(9)%	$1,703,319	$2,022,233	(16)%	(11)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast for the fourth quarter of 2021 exit of the Grow Tech segment and the expense has been recast to Corporate and other. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

Nu Skin
Americas	$23,016	$25,752	(11)%	$78,165	$83,495	(6)%
Mainland China	12,933	30,677	(58)%	54,873	121,596	(55)%
Southeast Asia/Pacific	20,719	19,020	9%	68,492	59,881	14%
South Korea	20,455	28,984	(29)%	63,776	84,401	(24)%
Japan	13,103	16,267	(19)%	41,867	50,709	(17)%
EMEA	3,379	6,693	(50)%	13,377	29,270	(54)%
Hong Kong/Taiwan	8,425	8,940	(6)%	26,276	24,848	6%
Total Nu Skin	102,030	136,333	(25)%	346,826	454,200	(24)%
Rhyz Investments
Manufacturing	1,755	3,059	(43)%	6,235	15,649	(60)%
Rhyz other	(1,724)	(659)	(162)%	(4,069)	(1,178)	(245)%
Total Rhyz Investments	$31	$2,400	(99)%	$2,166	$14,471	(85)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended September 30, 2022 and 2021. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we currently present Sales Leaders and adjusted that metric’s definition to what we believe provides a better insight into the trends of our business. The definition of our Customer metric remained unchanged. We have recast the 2021 Sales Leaders to the new definition.

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

●
“Sales Leaders” are the three-month average of our monthly Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who achieved certain qualification requirements as of the end of each month of the quarter.

	Three Months Ended September 30,
Customers	2022	2021	Change
Americas	316,123	324,884	(3)%
Mainland China	256,183	355,256	(28)%
Southeast Asia/Pacific	153,432	162,047	(5)%
South Korea	134,549	156,431	(14)%
Japan	121,202	123,453	(2)%
EMEA	187,906	210,705	(11)%
Hong Kong/Taiwan	69,989	62,491	12%
Total	1,239,384	1,395,267	(11)%

	Three Months Ended September 30,
Paid Affiliates	2022	2021	Change
Americas	44,745	50,619	(12)%
Mainland China	23,088	32,167	(28)%
Southeast Asia/Pacific	40,624	43,298	(6)%
South Korea	47,852	54,119	(12)%
Japan	38,119	38,315	(1)%
EMEA	31,409	36,245	(13)%
Hong Kong/Taiwan	17,439	18,872	(8)%
Total	243,276	273,635	(11)%

	Three Months Ended September 30,
Sales Leaders	2022	2021	Change
Americas	9,545	11,889	(20)%
Mainland China(1)	11,897	19,392	(39)%
Southeast Asia/Pacific	7,618	7,623	—
South Korea	6,992	8,929	(22)%
Japan	6,063	6,007	1%
EMEA	4,777	6,417	(26)%
Hong Kong/Taiwan	2,932	3,629	(19)%
Total	49,824	63,886	(22)%

(1)	The September 30, 2022 number reflects a modified Sales Leader definition. See “Mainland China,” below.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. Our Americas segment continues to be challenged by macroeconomic issues in the Latin America markets, which drove the decline in Customers, Paid Affiliates and Sales Leaders. Our U.S. market revenue increased 7% for the third quarter of 2022 and 9% for the first nine months of 2022 due to continued social selling momentum and subscription enrollment. During the third quarter of 2022, we began our launch process of the ageLOC LumiSpa iO, with limited offerings to our sales force ahead of the full launch in the fourth quarter of 2022.  The limited launch of the ageLOC LumiSpa iO generated approximately $8.3 million in revenue.

The year-over-year decrease in segment contribution for the third quarter is primarily attributable to a 2.3 percentage point decrease in gross margin, primarily from sales mix and higher sales discounts and promotions during the quarter.  The year-over-year decrease in segment contribution for the first nine months of 2022 is primarily attributable to the decline in revenue, with a 1.7 percentage point decrease in gross margin, primarily from high sales discounts and promotions, partially offset by a 1.6 percentage point decrease in selling expenses as a percentage of revenue, primarily attributable to the make up of the sales force, which resulted in less Sales Leaders qualifying for increased compensation and a lower incentive trip expenses.

Mainland China. Our Mainland China market continued to be challenged during the third quarter and first nine months of 2022, with  continued pressures from COVID-related factors, which negatively impacted our selling and promotional activities. As a result of the economic headwinds in the market we made some modifications to the compensation plan during the quarter, which provides our leaders more flexible requirements to maintain their business. Our Mainland China Sales Leader numbers as of September 30, 2022 reflect these modified requirements.

During July 2022, we resumed allowing Sales Leader meetings in this market on a limited basis, so long as they are in compliance with government regulations and related controls that we have implemented. In our Quarterly Reports on Form 10-Q for the 2022 first and second quarters, we referenced government inquiries related to a meeting in a hotel in Wuhan, Hubei Province organized by an independent marketer of Nu Skin China. These inquiries have been resolved.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2022 primarily reflects lower revenue.  The decrease also reflects  a 1.7 and 3.3 percentage point decrease in gross margin for the third quarter and first nine months of 2022, respectively, primarily from increased product promotions and discounts during the third quarter of 2022, along with a shift in product mix, where a higher proportion of devices were sold in the period, and increased freight charges. The decrease in segment contribution also reflects an increase in general and administrative expenses as a percentage of revenue due to the fixed nature of these expenses.

Southeast Asia/Pacific. Our Southeast Asia/Pacific segment revenue increased 6% and 9% for the third quarter and first nine months of 2022, respectively, including a 6% and 4% negative impact from unfavorable foreign-currency fluctuations for the third quarter and first nine months of 2022, respectively. The increase in revenue was partially driven by strong product launches of ageLOC Meta (locally referred to as ageLOC Reset in the Southeast Asia markets), which generated approximately $40.3 million in revenue for the first nine months of 2022, along with loosening of COVID-related restrictions in the markets. In addition, during the third quarter of 2022, we began our launch process of the ageLOC LumiSpa iO, with limited offerings to our sales force with the full launch occurring in the fourth quarter of 2022.  Our product launches and promotions during the quarter were focused on re-energizing  our existing Sales Leaders, which led to a decline in our Customers and Paid Affiliates.

The year-over-year increase in segment contribution is primarily attributable to higher revenue, along with the fixed nature of general and administrative expenses on increased revenue, partially offset by increases in selling expenses attributable to product mix, as our products each have a differing commission percentage assigned to them, and sales force conventions that were held during the quarter.

South Korea. Our South Korea segment was challenged from a recent price increase to address the inflationary pressure, along with continued COVID-related disruptions for the third quarter and first nine months of 2022, resulting in a 27% and 20% decline in revenue for the third quarter and first nine months of 2022, along with declines in Customers, Paid Affiliates and Sales Leaders.  In addition, our revenue was negatively impacted 12% and 9% from unfavorable foreign-currency fluctuations.

The year-over-year decrease in segment contribution is primarily from a decline in revenue along with a slight decline in selling expenses as a percentage of revenue.

Japan. The decline in revenue is primarily attributable to a 21% and 15% unfavorable foreign-currency fluctuations for the third quarter and first nine months of 2022. On a local currency basis, revenue increased 3% for the third quarter and decreased 1% for the first nine months of 2022.

The year-over-year decline in segment contribution is primarily from the decline in revenue.

EMEA. The continued softening of momentum in our EMEA segment was driven by distractions to our sales force from the ongoing geopolitical Russian/Ukraine conflict and led to a revenue, Customers, Paid Affiliates and Sales Leaders decline. Our reported revenue was also negatively impacted from foreign-currency fluctuations. We have suspended business operations in Ukraine and have closed our market in Russia. The Russia and Ukraine markets have historically accounted for less than 1% of our consolidated revenue.

The year-over-year decline in segment contribution reflects the decline in revenue along with a lower gross margin from unfavorable product mix and increased promotions, and the fixed nature of general and administrative expenses with a decline in revenue.

Hong Kong/Taiwan. Our Hong Kong /Taiwan segment revenue decreased 1% for the third quarter and increased 2% for the first nine months of 2022, reflecting negative impacts of 7% and 4% from foreign-currency fluctuations. On a constant-currency basis, revenue increased 6% for both the third quarter and first nine months of 2022. The increase in constant-currency revenue is primarily from revenue growth in our Taiwan market from social selling. Our Customers also increased 12%, from social commerce adoption and growth in our Taiwan market. Our Hong Kong market continues to be challenged from the ongoing pressures from COVID-19, which led to a decline in Sales Leaders and Paid Affiliates.

The decrease in segment contribution for the third quarter of 2022, is primarily from a 1.4 percentage point drop in gross margin from elevated freight cost during the quarter, along with a 2.1 percentage point increase in selling expenses as a percent of revenue, primarily attributable increased travel cost associated with our incentive trips.  The increase in segment contribution for the first nine months of 2022 is primarily driven by an increase in revenue along with a decline in general and administrative expenses.

Manufacturing. Our Manufacturing segment revenue was flat for the third quarter of 2022 and declined 12% for the first nine months of 2022, primarily due to our customers rebalancing their inventory from higher levels in 2021, reducing demand in 2022.

The decline in segment contribution is attributable to lower revenue, along with the revenue mix between our manufacturing entities with differing profitability levels.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2022 decreased 16% to $537.8 million, compared to $641.2 million in the prior-year period. Revenue for the nine-month period ended September 30, 2022 decreased 16% to $1.7 billion compared to $2.0 billion. Our reported revenue was negatively impacted 7% and 5% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2022, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 67.7% for the third quarter of 2022, compared to 75.2% for the prior-year period, and 71.6% for the first nine months of 2022, compared to 75.2% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 5.6 percentage points to 73.0% for the third quarter of 2022 and decreased 2.6 percentage points to 75.6% for the first nine months of 2022. The decline in our gross margin for the third quarter of 2022 and first nine months of 2022 is primarily driven by our strategic decision to align our inventory on hand with our future sales and promotional plans, which resulted in an incremental $26.9 million write-off, which was recorded in our Corporate and other category. Our Nu Skin gross margin was also negatively impacted by increased sales promotions during the third quarter and first nine months of 2022, as well as changes in our geographical revenue mix, as our markets have differing gross margins.

Selling expenses

Selling expenses as a percentage of revenue decreased to 40.3% for the third quarter of 2022, compared to 40.6% for the prior year period, and decreased to 39.8% for the first nine months of 2022, compared to 40.4% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue remained flat at 43.5% for the third quarter of 2022 and decreased 0.5 percentage points to 42.8% for the first nine months of 2022. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $138.0 million in the third quarter of 2022, compared to $156.5 million in the prior-year period and decreased to $428.1 million in the first nine months of 2022, compared to $490.2 million in the prior-year period. The $18.5 million decrease for the third quarter of 2022 was primarily from a $9.8 million contraction in labor expense from lower employee performance incentive compensation, along with our recent restructuring plan, and a $6.9 million decline from our fourth quarter 2021 exit of the Grow Tech segment. The $62.1 million decrease for the first nine months of 2022 was primarily from a $37.2 million contraction in labor expenses from lower employee performance incentive compensation, along with our fourth quarter 2021 exit of the Grow Tech segment, which led to $20.0 million less expense for the first nine months of 2022. General and administrative expenses as a percentage of revenue increased to 25.7% for the third quarter of 2022, from 24.4% for the prior-year period, and increased to 25.1% for the first nine months of 2022, from 24.2% for the prior-year period.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. We estimate total charges under the program will approximate $35–$45 million, with $30–$35 million in cash charges of severance and lease termination cost and $9.9 million of non-cash charges of impairment of fixed assets and other intangibles related to the footprint optimization. We expect to substantially complete the program during the first half of 2023. During the third quarter of 2022, we incurred charges to be settled in cash of $17.2 million in severance charges, $2.1 million in lease termination cost, and $0.9 million in other associated cost, with non-cash charges of  $8.2 million in fixed asset impairments and $1.7 million in impairment of other intangibles.

Other income (expense), net

Other income (expense), net was $(8.7) million for the third quarter and $(18.8) million for the first nine months of 2022, which included a $3.3 million and $9.0 million unrealized investment loss for the third quarter and first nine months of 2022, respectively, related to a controlled environment agriculture company we invested in as part of our previous Grow Tech segment. With our fourth quarter of 2021 exit from the Grow Tech segment, we are in the process of exiting this investment. Other income (expense), net was  $2.8 million for the third quarter of 2021 and $0.4 million for the first nine months of 2021, which included a $18.1 million in unrealized equity investment income, partially offset by a $10.7 million loss on asset disposal, both of which did not recur in 2022.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2022 was $(3.6) million and $17.1 million, respectively, compared to $18.4 million and $57.5 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2022 were 12.3% and 26.4% of pre-tax income compared, respectively, to 27.0% and 26.9% in the prior-year periods. The decrease in effective tax rate for the third quarter and first nine months of 2022 primarily reflects our expenses associated with the adoption of a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability.

Net income

As a result of the foregoing factors, net income for the third quarter of 2022 was $(25.4) million, compared to $49.7 million in the prior-year period. Net income for the first nine months of 2022 was $47.6 million, compared to $156.5 million for the first nine months of 2021.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2022, we generated $82.5 million in cash from operations, compared to $32.1 million during the prior-year period. The increase in cash flow from operations primarily reflects an approximate $48.4 million decline in inventory during the period, compared to an increase in the prior year period, as we continue to work towards our optimal inventory levels, and a decrease in accrued expenses from the 2022 payout of our fourth quarter of 2021 restructuring cost. Cash and cash equivalents, including current investments, as of September 30, 2022 and December 31, 2021 were $308.0 million and $354.8 million, respectively, with the decrease being driven by capital expenditures, as discussed below, our quarterly dividend payments, stock repurchases and payment on liabilities associated with our fourth quarter 2021 and third quarter of 2022 restructurings.

Working capital. As of September 30, 2022, working capital was $412.3 million, compared to $343.3 million as of December 31, 2021. The increase in working capital is attributable to our second quarter debt modification, which resulted in a net $60.0 million of incremental borrowings, while shifting $100.0 million from current to long-term debt. Our working capital also benefited from a  $17.5 million increase in prepaid expenses and other assets primarily attributable to prepaid income tax, a $90.8 million reduction in accrued expenses from the first half of 2022 pay-out of restructuring cost, employee incentive accruals,  and a decline in accrued commission from the decline in sales, all partially offset by a $72.5 million decrease in inventory.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2022 were $45.3 million. We expect that our capital expenditures in 2022 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $75–95 million for 2022. We are currently expecting to complete construction of the new manufacturing plant in Mainland China in the first half of 2023.  As of September 30, 2022, we have spent approximately $43.1 million on this project, including $5.8 million in the first nine months of 2022 and expect that our expenditures for this project will total approximately $52-57 million, including approximately $15-20 million during 2022.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFT, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2022, we had $30.0 million of outstanding borrowings under our revolving credit facility, and $397.5 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $(2.7) million as of September 30, 2022, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2022, we were in compliance with all debt covenants under the Credit Agreement.

Modification of previous credit agreement. On June 14, 2022, we repaid our outstanding debt under our credit agreement, dated as of April 18, 2018, with several financial institutions as lenders and Bank of America, N.A., as administrative agent. We had indebtedness of $70.0 million on our revolver as of December 31, 2021, and $307.5 million on our term loan as of December 31, 2021.

Derivative Instruments. As of September 30, 2022, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the third quarter of  2022, we repurchased approximately 1.0 million shares of our Class A common stock under the plan for $40.0 million. As of September 30, 2022, $185.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May and August 2022, our board of directors declared quarterly cash dividends of $0.385 per share. These quarterly cash dividends of $19.3 million, $19.4 million and $19.3  million was paid on March 9, 2022, June 8, 2022  and September 7, 2022 to stockholders of record on February 28, 2022, May 27, 2022 and August 26, 2022. In October 2022, our board of directors declared a quarterly cash dividend of $0.385 per share to be paid on December 7, 2022 to stockholders of record on November 25, 2022. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2022 and December 31, 2021, we held $308.0 million and $354.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $221.9 million and $274.9 million as of September 30, 2022 and December 31, 2021, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2022, we had $34.1 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2022 and December 31, 2021, we had $13.6 million and $11.3 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the third quarter of 2022.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2022, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and nine-month periods ended September 30, 2022 and 2021.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2022 and 2021, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2022, and 2021 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced periodic fluctuations in both Sales Leaders and Customers in the past and could experience such fluctuations again in the future. For example, our Sales Leaders in Mainland China declined 46% from December 31, 2018 to December 31, 2019 due to such factors as meeting restrictions and negative media scrutiny, and further declined 39% from September 30, 2021 to September 30, 2022 due to continued pressures from COVID-related factors. Our ability to retain our Sales Leaders and Customers could be affected as our sales force makes increased use of social sharing channels, which may allow them to more easily engage their consumers and sales network in other opportunities. If our initiatives do not drive growth in both Sales Leaders and Customers, our operating results could be harmed. While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate because we rely primarily upon our Sales Leaders to find new consumers and to find, train and develop new Sales Leaders. Our operating results could be harmed if we and our Sales Leaders do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force is negatively impacted by several additional factors, including:

•	any adverse publicity or negative public perception regarding us, our products or ingredients, our distribution channel, or our industry or competitors;
•	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;
•	lack of compelling products or income opportunities, including through our sales compensation plans and incentive trips and other offerings;
•	negative sales force reaction to changes in our sales compensation plans or to our failure to make changes that would be necessary to keep our compensation competitive with the market;
•	interactions with our company, including our actions to enforce our policies and procedures and the quality of our customer service;
•	any regulatory actions or charges against us or others in our industry, as well as regulatory changes that impact product formulations and sales viability;
•
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies, pandemics or other conditions that curtail person-to-person interactions, and the ongoing conflict in Russia and Ukraine which has caused disruption to our sales force;

•	changes in the policies of social media platforms used to prospect or recruit potential consumers and sales force participants;
•	recruiting efforts of our competitors and changes in consumer-loyalty trends; and
•	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

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
•
the possibility that local civil unrest, political instability, or changes in diplomatic or trade relationships might disrupt our operations in one or more markets—for example, the ongoing conflict in Russia and Ukraine has caused disruption to our sales force;

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2022	236,075	$42.10	236,075	$215.5
August 1 - 31, 2022	320,528	44.51	320,528	$201.2
September 1 - 30, 2022	393,931	40.17	393,931	$185.4
Total	950,534	$42.11	950,534

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

November 2, 2022

NU SKIN ENTERPRISES, INC.

By:	/s/ Mark H. Lawrence
Mark H. Lawrence
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)