Form 10-K
period 2022-12-31
NU SKIN ENTERPRISES, INC.
filed 2023-02-16
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2022, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2.17 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2023, 49,460,121 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS, PLANS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS AND OTHER LEGAL MATTERS, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN MAINLAND CHINA; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “TARGETS,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE ITEM 1A. RISK FACTORS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to U.S. dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2022, our revenue of $2.2 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include beauty and wellness product manufacturing companies and other investments. In 2022, the Rhyz companies generated $153.3 million, or 7%, of our 2022 reported revenue (excluding sales to our core Nu Skin business).

In 2022, we generated approximately 24% of our revenue from the United States and approximately 16% from Mainland China. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2022, our revenue was negatively impacted 5% from foreign-currency fluctuations compared to 2021. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

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

Beginning in the second half of 2021 and continuing into 2022, we launched our Beauty Focus Collagen+ skin care supplement and our ageLOC Meta nutritional supplement that helps support metabolic health.

During the past several years, we have generated success in our business with innovative beauty devices. Devices are an important part of our strategy. In the second half of 2022, we began launching our first connected beauty device, ageLOC LumiSpa iO. We plan to launch additional connected devices in the coming years, including a new connected body device in most of our markets during 2023. These devices will gather data to provide insights into consumer behavior, with the goal of enabling us to provide more personalized experiences for our consumers. Please refer to “Distribution Channel” below for additional information about our connected devices and our business strategy that they fit into.

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

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2022		2021		2020
Beauty(1)	$1,069.7	48.1%	$1,442.7	53.5%	$1,491.8	57.8%
Wellness(1)	992.3	44.6%	1,062.5	39.4%	922.6	35.7%
Other(2)	163.7	7.3%	190.5	7.1%	167.5	6.5%
	$2,225.7	100.0%	$2,695.7	100.0%	$2,581.9	100.0%

(1)
Includes sales of beauty and wellness products in our core Nu Skin business. The beauty category includes $440 million, $658 million and $712 million in sales of devices and related consumables for the years ended December 31, 2022, 2021 and 2020, respectively.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Beauty Products. Our strategy for our beauty products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium beauty markets. Our products in this category include our innovative skin care devices, cosmetics and other personal care products. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our beauty category with ingredients that are scientifically proven to provide visible results. In 2022, our top-selling product lines by revenue in this category were our ageLOC LumiSpa devices (consisting of both ageLOC LumiSpa and the recently launched ageLOC LumiSpa iO), ageLOC Body Spa and our Nutricentials skin care products. Our ageLOC beauty products accounted for 44% of our beauty product category revenue and 21% of our total revenue in 2022.

Wellness Products. Our strategy for our wellness category is to continue to introduce innovative, substantiated nutritional supplements based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2022, our top-selling products by revenue in this category were ageLOC Meta, our LifePak nutritional supplements, our ageLOC TR90 weight management system, and Beauty Focus Collagen+. Our ageLOC wellness products accounted for 42% of our wellness product category revenue and 19% of our total revenue in 2022.

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

Intellectual Property

Our trademarks are registered in the United States and in markets where we operate or have plans to operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me®, LumiSpa® and ageLOC Boost®. In addition, a number of our products, including our facial spas, ageLOC Body Spa, LumiSpa, ageLOC Boost, TR90 and Pharmanex BioPhotonic Scanner, are based on proprietary technologies and designs, some of which utilize patented technologies and/or technologies licensed from third parties. We also rely on patent and trade secret protection to protect our proprietary technology and other proprietary information for some of our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2022, we sourced most of our beauty and wellness products from trusted third-party suppliers and manufacturers, and approximately 23% from our manufacturing subsidiaries. Our manufacturing entities also provide a cost of goods sold benefit and help us to maintain a more consistent supply source. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2022, one of our manufacturing subsidiaries, but no third-party suppliers, accounted for more than 10% of our product purchases. We procure our ageLOC Galvanic Facial Spa, ageLOC Body Spa, and Nu Skin Facial Spa devices and some other products or ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. While we generally maintain good relationships with our suppliers, in the event we become unable to source any products or ingredients from our current suppliers, we believe that we would be able to locate alternative vendors, use substitute ingredients, or develop and manufacture alternative products and source them from other suppliers, as applicable. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Our manufacturing subsidiaries are owned by our Rhyz strategic investment arm. We plan to continue making strategic acquisitions going forward, as we believe these acquired companies allow us to vertically integrate our business and leverage their expertise to enhance our innovation, sustainability, speed to market and supply chain capabilities. In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $153.3 million in revenue from sales to external customers in 2022.

DISTRIBUTION CHANNEL

We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We believe that direct selling, which has traditionally relied on face-to-face, word-of-mouth marketing, is currently being impacted by the convergence of social commerce, influencer and affiliate marketing, and the growing gig economy. These macroeconomic shifts have also disrupted traditional advertising and retail business practices, as well as e-commerce generally, in favor of socially enabled and direct-to-consumer models. The COVID-19 pandemic further accelerated disruption across many industries by causing migration to remote work and online shopping.

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
●
as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of personalized service based on consumers’ needs, including through providing personalized purchasing offers, discounts and regimens; and

●	as compared to other distribution methods, our sales force knows their customers and can foster loyalty through data-driven customer-relationship management and our subscription program.

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, customer type mix, the manner and tools used to engage potential customers, social media and third-party platforms, compensation structure, the manner and tools used to engage potential affiliates (including programs and incentives), access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market our products.

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

To monitor the growth trends in our consumer group, we track the number of persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate supplemental income by actively and consistently marketing and reselling products.

To monitor the growth in our sales network, we track the number of Paid Affiliates and Sales Leaders, which are defined as follows:

●
“Paid Affiliates” are any Brand Affiliates, as well as members of our sales force in Mainland China, who earned sales compensation during the previous three months. As we continue to focus on customer acquisition, our Paid Affiliates, who primarily share products, are a bridge to attracting new customers and nurturing relationships and community. Paid Affiliates power our social commerce model and are an important indicator of consumer purchasing activity in our business.

●
“Sales Leaders” are the three-month average of our monthly Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who achieved certain qualification requirements as of the end of each month of the quarter.

The following chart sets forth information concerning our Customers, Paid Affiliates and Sales Leaders for the last three years. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we define Sales Leaders and adjusted this metric’s definition to what we believe provides a better insight into the trends of our business. We have recast the 2020 and 2021 Sales Leaders to the new definition. The definition of our Customer metric remained unchanged.

Total Number of Customers, Paid Affiliates and Sales Leaders by Region

	Three Months Ended December 31,
Customers	2022	2021	2020
Americas	299,287	336,564	366,688
Mainland China	202,933	315,418	381,460
Southeast Asia/Pacific	141,183	169,601	192,622
South Korea	123,749	146,354	158,953
Japan	119,152	122,813	128,400
EMEA	197,917	210,414	258,587
Hong Kong/Taiwan	62,903	66,395	70,592
Total	1,147,124	1,367,559	1,557,302

	Three Months Ended December 31,
Paid Affiliates	2022	2021	2020
Americas	42,633	49,328	52,821
Mainland China	23,436	30,546	48,266
Southeast Asia/Pacific	38,653	44,050	48,756
South Korea	45,058	52,036	52,526
Japan	38,021	38,428	38,973
EMEA	31,869	36,482	40,553
Hong Kong/Taiwan	17,286	20,155	18,861
Total	236,956	271,025	300,756

	Three Months Ended December 31,
Sales Leaders	2022	2021	2020
Americas	9,594	10,879	13,252
Mainland China(1)	12,359	18,207	24,560
Southeast Asia/Pacific	6,999	8,800	10,167
South Korea	6,094	8,224	7,358
Japan	5,936	5,864	6,373
EMEA	4,740	5,743	6,650
Hong Kong/Taiwan	3,015	3,666	4,165
Total	48,737	61,383	72,525

(1)
The December 31, 2022 number reflects a modified Sales Leader definition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Mainland China” for more information.

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

To become a Brand Affiliate, an individual signs a Brand Affiliate agreement and receives a business portfolio, which is free in most markets. In some markets, we charge a small fee for the business portfolio, which is limited to our costs. The business portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, Brand Affiliate policies and procedures, product catalog and other documentation, but does not include products. There are no requirements to purchase products or other materials to become a Brand Affiliate, and no commissions are paid on any purchase of a business portfolio.

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

We believe that our global sales compensation plan is among the most generous in the direct selling industry and is one of our competitive advantages. Our Brand Affiliates can receive sales compensation for product sales from the company to their own consumer groups.  Likewise, our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own network of consumers as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our Brand Affiliates can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are the most active in sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

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

In Mainland China, we utilize sales employees to sell products through our retail stores, website and digital platforms; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website and digital platforms; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores, website and digital platforms. We rely on our sales employees, independent direct sellers and independent marketers to attract new consumers, promote repeat purchases, and educate our sales force about our products, culture and policies through training meetings.

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model established for Mainland China, which is separate and different from our global compensation plan. Independent direct sellers and sales employees who have not achieved certain qualification requirements receive monthly bonuses based on their monthly product sales. Sales employees who achieve qualification requirements and independent marketers earn (1) monthly bonuses based on their monthly product sales and other bonuses based on various performance metrics; and (2) a salary (for sales employees, consisting of position pay and performance pay) or service fee (for independent marketers). The salary or service fee and position/title are reviewed and adjusted quarterly based on their performance relative to other sales leaders, taking into account such factors as the sales productivity of the Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services. We utilize our global system to track and assess the sales productivity of each Sales Leader him/herself and the sales force that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee and in connection with the evaluation of their position/title. We generally compensate our Mainland China Sales Leaders at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

Operating in Mainland China entails certain risks and uncertainties to our business, as discussed further in Item 1. Business—“Regulation” and Item 1A. Risk Factors. We endeavor to mitigate these risks and uncertainties through various measures, including by seeking to understand and obey laws and regulations, training our employees and sales force, engaging in dialogue with government officials to better understand their goals and explain our plans, and cooperating in inquiries and other matters of interest to regulators. However, these efforts do not eliminate the significant risks associated with operating in Mainland China. Furthermore, we believe the regulatory environment in Mainland China is becoming increasingly challenging and will continue to be so over the medium and long terms. We currently plan to implement certain changes to the structure of our sales compensation in Mainland China due to the evolving commercial and regulatory environment. These changes could have a negative impact on our sales in that market.

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

Sales Incentives, Meetings, Recognition and Training

An important part of our distribution channel is motivating our Sales Leaders and recognizing their achievements. We hold regular meetings and events globally to recognize Sales Leaders who have achieved various levels of success in our business. These meetings, which may be held either virtually or in-person, also allow the company and key Sales Leaders to provide training to other Sales Leaders. We utilize a variety of sales incentives such as incentive trips to motivate Sales Leaders. In addition to rewarding performance, incentive trips provide Sales Leaders and the company opportunities to share best practices, set goals, generate alignment of Sales Leaders around key initiatives, and provide a high level of motivation and team building.

Product Launch Process

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. We refer to the entire process, beginning with the introductory offering through general availability of the product, as a product launch or our product launch process. The timing of the launch of a particular product often varies from market to market depending on such factors as customer demand, product registration or other local legal requirements, and product availability in our supply chain.

Sales Leader previews and other product introductions and promotions sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers, Paid Affiliates and Sales Leaders to our business, increases consumer trial and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS

We currently sell and distribute our Nu Skin business’s products in approximately 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand and other markets; Americas, which includes Canada, Latin America and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel and South Africa. Our Rhyz strategic investment arm also includes two additional segments: Manufacturing and Rhyz other. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2022		2021		2020
Nu Skin
Americas	$508.5	23%	$547.8	20%	$453.0	18%
Mainland China	360.4	16	568.8	21	625.5	24
Southeast Asia/Pacific	344.4	16	336.7	13	361.6	14
South Korea	268.7	12	354.3	13	326.5	13
Japan	224.9	10	266.2	10	273.7	10
EMEA	204.3	9	283.2	11	230.2	9
Hong Kong/Taiwan	157.2	7	162.6	6	161.1	6
Other	4.0	—	3.5	—	1.0	—
Total Nu Skin	2,072.4	93	2,523.1	94	2,432.6	94
Manufacturing	149.5	7	172.1	6	149.3	6
Rhyz other	3.8	—	0.5	—	—	—
Total Rhyz Investments	153.3	7	172.6	6	149.3	6
Total	$2,225.7	100%	$2,695.7	100%	$2,581.9	100%

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

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. A number of states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. Recent settlements between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. In addition, during 2021 the FTC announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers; the FTC issued a request for public comment on this rule in November 2022. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. Also during 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $46,517 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes. In addition, during 2022, the FTC issued an Advanced Notice of Proposed Rulemaking (“ANPR”) indicating that it is considering proposing a rule regarding earnings claims. The ANPR also suggested, among other things, that the FTC might not consider a disclaimer (such as “results not typical”) to be sufficient to correct a misleading impression from an atypical earnings claim. For more information about these matters, other regulatory actions, and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system or to our business practices could harm our business” and “Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.”

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

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of the total price of goods or services supplied in South Korea. We have implemented various measures to comply with these limits.

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

Product Regulations

Our beauty and wellness products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General and other state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those that we distribute.

Regulation of Beauty Products in the United States. Our beauty products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further approval as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and those who sell cosmetics have the burden to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations.

The FDCA defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance . . . .” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body (“structure/function claims”). A product’s intended use can be inferred from marketing or product claims, and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use that are the product of certain scientific advancements or production processes may be restricted or prohibited in the future as more is learned about such ingredients.

In recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, and rebuilding collagen. Cosmetic companies confront difficulty in determining whether a claim would be considered by the FDA to be an improper structure/function claim. Given this difficulty, and our research and product development focus on the sources of aging and the influence of certain ingredients on gene expression, there is a risk that we could receive a warning letter, be required to modify our product claims, or take other actions to satisfy the FDA if the FDA determines any of our marketing materials contain improper structure/function claims for our cosmetic products. In addition, plaintiffs’ lawyers have filed class action lawsuits against some of our competitors after our competitors received these FDA warning letters. There can be no assurance that we will not be subject to government actions or lawsuits, which could harm our business.

Certain products, such as sunscreens and acne treatments, are classified as over-the-counter (“OTC”) drugs (and cosmetics, depending on claims) and have specific ingredient, labeling and manufacturing requirements. OTC drug products may be marketed if they conform to the requirements of an FDA-established OTC drug monograph that is applicable to that drug. Drug products not conforming to monograph requirements require an approved New Drug Application (“NDA”) before marketing may begin. Under these provisions, if the agency were to find that a product or ingredient of one of our OTC drug products is not generally recognized as safe and effective or is not included in a final monograph that is applicable to one of our OTC drug products, we may be required to reformulate or cease marketing that product until it is the subject of an approved NDA or until the time, if ever, that the monograph is amended to include such product. The labeling of these products is subject to the requirements of the FDCA and the Fair Packaging and Labeling Act and other FDA regulations.

Regulation of Beauty Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, beauty products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “general cosmetics.” Products in both categories require adequate substantiation of efficacy, which must be made available to authorities prior to marketing a product and which can be reviewed and enforced upon at any time thereafter. The product registration process for some categories of beauty products in Mainland China takes from three to six months to complete under the latest regulations governing cosmetics. Certain cosmetics are categorized as “special cosmetics” and carry a more unpredictable process and timing frequently in excess of two years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each beauty product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, all “functional” cosmetics are required to either undergo examination by or be reported to the Ministry of Food and Drug Safety. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Directive, which requires a uniform application for foreign companies making beauty product sales. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue, or reformulate and re-register products in order to sell those products.

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

Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a “new” dietary ingredient (i.e., a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without having been “chemically altered.” The enforcement of the term “chemically altered” has and continues to evolve within the FDA. As such, an ingredient that is deemed today not to be “chemically altered” may be viewed otherwise in the future, which could lead to our being required to reformulate or cease marketing the product until such time that we can find a suitable replacement. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” which establishes that use of the dietary ingredient “will reasonably be expected to be safe.” A new dietary ingredient notification must be submitted to the FDA at least 75 days before the new dietary ingredient can be marketed. Under DSHEA, the FDA may seek to remove from the market any new dietary ingredient that the FDA determines to be unsafe. In addition, the FDA may also deem a dietary supplement an unapproved drug where the marketing claims made in connection with the sale or promotion of the product effectively place it in the drug category.

From time to time, efforts are made by some individuals or groups to repeal DSHEA. If this were to happen, significant burdens would be imposed on our product development, and the costs of running our business would increase significantly.

Regulation of Wellness Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. A vast majority of products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for a minority of “health foods,” which allows products with only basic nutritional ingredients (some vitamins and minerals) to be notified rather than registered. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. With markets in the Association of Southeast Asian Nations (“ASEAN”), certain member states have amended some of their requirements in anticipation of the harmonization of ASEAN supplement regulations, even though these changes may not be identical to the eventual ASEAN requirements nor consistent with other member states. As a result, we often must modify the ingredients and/or the levels of ingredients in our products for certain markets or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.

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

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA has issued guidance defining a manufacturer’s obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than 30 days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance, however, that the FDA or FTC will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim” or that such claims have competent and reliable scientific evidence. Such a determination might prevent the use of such a claim or result in additional FDA enforcement.

We are aware of media reports regarding dietary supplements, which call for the repeal or amendment of DSHEA. Individuals or groups that are opposed to supplements or question their safety or efficacy attempt, from time to time, to use these media reports to propose legislation intended to amend or repeal DSHEA. Some of the legislative proposals may include variations on premarket approval, enhanced premarket safety or substantiation required and changing the definition of a “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

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

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements and cosmetic products. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in consent decrees or orders requiring, among other things, injunctive provisions, corrective advertising, consumer redress, and such other relief as the agency deems necessary to protect the public. Violation of these consent decrees or orders could result in substantial financial or other penalties. The FTC also sends warning letters as it monitors companies’ activities. For example, during 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make. No assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

In connection with investigations that occurred in the 1990s of certain alleged unsubstantiated product and earnings claims made by our Brand Affiliates, we entered into two consent decrees with the FTC and various agreements with state regulatory agencies. The consent decrees require us to, among other things, supplement our procedures to enforce our policies, not allow our Brand Affiliates to make earnings representations without making certain average earnings disclosures and not allow our Brand Affiliates to make unsubstantiated product claims. The FTC could initiate an enforcement action to the extent the FTC determines that our advertising or promotional practices are deceptive or contrary to the requirements of the consent decrees.

Regulation of Medical Devices. In 2014, our Nu Skin Facial Spa was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the United States and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

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

Our Pharmanex BioPhotonic Scanner and our current and future device products may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. Our connected devices are subject to specific testing, certification, and/or registration governing the connectivity to mobile devices. We have been required to register our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems as medical devices in a few markets, and we also have received clearance from the FDA to market our Nu Skin Facial Spa for over-the-counter use. We have registered ageLOC Boost as a medical device in Thailand, and we are seeking medical device registration in the United States and Thailand for the new connected body device that we plan to begin launching during 2023. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa, ageLOC Galvanic Facial Spa and ageLOC Body Spa systems are registered as “health care equipment” or “household appliances,” which enables us to market and sell them through our direct sales channel in that market. The process for registering products for the direct sales channel in Mainland China is subject to delays. However, this process and registration requirement do not apply to all of our sales channels in Mainland China; although our independent direct sellers are prohibited from earning commissions by selling products that are not so registered, sales by our sales employees or independent marketers are not subject to this requirement. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our device products.

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

Direct Selling

We compete with other direct selling companies, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Natura Cosmeticos and Herbalife. We also compete with local direct selling companies in the markets in which we operate. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

HUMAN CAPITAL RESOURCES

As of December 31, 2022, we had approximately 3,800 full- and part-time employees worldwide. This does not include approximately 9,600 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Our human capital objectives include the following:

Culture. All of our full- and part-time employees are responsible for upholding the Nu Skin Code of Conduct and for striving to perpetuate the Nu Skin Way, our global culture aspiration, which includes the following principles:

●	A force for good	●	Direct and decisive
●	Accountable and empowered	●	Exceptional
●	Bold innovators	●	Fast speed
●	Customer obsessed	●	One global team

Hiring, Engagement, Development and Retention. We seek to hire and retain employees with the talents and capabilities to succeed at our company. The level of competition for qualified employees is high, owing to employment market trends both internationally and in Utah, where our corporate headquarters are located and which has one of the lowest unemployment rates in the United States. These conditions have made it more difficult for us to fill some job positions and retain employees. We address this issue by building a strong employer brand, allowing remote work options to reach potential employees in other locations, and providing competitive compensation and benefits.

Developing our employees and keeping them engaged is crucial. We pursue these objectives by providing leadership training, encouraging managers to conduct one-on-one meetings with employees, holding town hall meetings to promote dialogue between management and employees, and reinforcing the Nu Skin Way to maintain an invigorating and attractive culture. We conduct a global employee experience survey every six months to obtain our employees’ feedback, which helps to guide our human capital initiatives and to maintain robust employee engagement.

Diversity, Equity and Inclusion. We believe a diverse, equitable and inclusive work environment allows us to benefit from unique perspectives and provides vitality, creativity, new ideas and growth. We are committed to our Diversity, Equity and Inclusion vision statement: “We believe we are a force for good as we seek, develop and empower diverse individuals and perspectives. We aspire to be a global community where every employee, entrepreneur and consumer knows and feels they belong.”

We have established employee resource groups to help ensure that under-represented populations feel welcome at Nu Skin, including people of color, LGBTQIA+ individuals and women. Our Healthy Workplace Policy also aims to cultivate a culture of mutual respect and to provide all employees a work environment free from harassment, discrimination and unprofessional behavior. Our employees receive training on their responsibility in this important area, and we make a Healthy Workplace Hotline available for employees to report concerns anonymously.

We also incorporate DEI practices into our hiring process. We conduct training to create awareness of unintentional biases that may be present in the hiring process. We have partnered with universities and other institutions of higher learning to expand our talent pool, all while being cognizant of the wording of our job postings to be inclusive and utilizing multiple broad-based candidate search engines to increase our access to diverse candidates.

Employee Health and Well-Being. Our employees’ health and well-being is an essential component of our human capital management strategy. We established “The Best You” wellness program in the United States to improve the quality of each employee’s physical, emotional, intellectual and financial wellness by encouraging and incentivizing healthy lifestyle practices through health screenings, prevention programs and education. Our employees also receive free product benefits, including our wellness products. Employees at our corporate headquarters also have access to an on-site gym, as well as our employee assistance program, which includes free counseling services.

Our Board’s committees engage with our senior management and head of Human Resources regarding human capital management on a regular basis. Working with management, our Board’s committees oversee and receive reports on matters including culture, compensation, benefits, key talent succession planning, employee engagement, and DEI. In addition, each year, our management reports to the Compensation and Human Capital Committee on management’s annual assessment of risks related to our compensation policies and practices.

Evidencing the success of our human capital management initiatives, Nu Skin was certified in 2022 as a Most Loved Workplace®, based on research from the Best Practice Institute on companies where employees are the happiest and most satisfied. Nu Skin also made the Forbes magazine list of America’s Best Employers for 2022.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 14, 2023 are as follows:

Name	Age	Position
Steven J. Lund	69	Executive Chairman of the Board
Ryan S. Napierski	49	President and Chief Executive Officer
Connie Tang	52	Executive Vice President, Chief Global Growth and Customer Experience Officer
Mark H. Lawrence	53	Executive Vice President and Chief Financial Officer
Joseph Y. Chang	70	Executive Vice President and Chief Scientific Officer
Chayce D. Clark	40	Executive Vice President and General Counsel
Steven K. Hatchett	51	Executive Vice President and Chief Product Officer

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

Ryan S. Napierski has served as our Company’s President since 2017 and as our CEO since September 2021. Previously, he served as President of Global Sales and Operations from 2015 to 2017. Prior to serving in that position, he served as both President of our North Asia region since 2014 and President of Nu Skin Japan since 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development for Nu Skin EMEA and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master of Business Administration degree from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

Connie Tang has served as our Executive Vice President, Chief Global Growth and Customer Experience Officer since April 2021. From 2012 to 2019, she served as president and CEO of Princess House, a kitchen products company that markets and sells its products through the direct selling channel, and she founded Gritty Executive Consulting, LLC in 2020. Previously, she served as president of the U.S. division of JAFRA Cosmetics and in management roles at BeautiControl. Ms. Tang received a B.A. degree from City University of New York – Brooklyn College.

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

Joseph Y. Chang has served as our Executive Vice President and Chief Scientific Officer since 2006. Dr. Chang served as President of our Pharmanex division from 2000 to 2006. From 1997 to 2000, he served as Vice President of Clinical Studies and Pharmacology of Pharmanex. Dr. Chang has approximately 40 years of experience in the pharmaceutical and/or dietary supplement industries. He received a B.S. degree from Portsmouth University and a Ph.D. degree from the University of London.

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

Steven K. Hatchett joined our company in 2018 and served as Senior Vice President of Global Manufacturing until January 2021, when he began serving as Senior Vice President of Global Products. He became Executive Vice President and Chief Product Officer in January 2022. From 2015 to 2018, he served as CEO of a nutritional supplement manufacturer that our company acquired in 2018, at which time he began serving as president until December 2020. Previously, he served as vice president of manufacturing and product innovation at Forever Living Products, and as CEO and president at Cornerstone Research and Development.

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

Risks Associated with Direct Selling and Our Sales Force
●	Challenges to the form of our network marketing system or to our business practices could harm our business.
●	Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.
●	Improper sales force actions could harm our business.
●	Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.
●
If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

●
Our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could be restricted by government regulators, and could fail to achieve desired long-term results and have a negative impact on revenue.

●	Limits on the amount of sales compensation we pay could inhibit our ability to attract and retain our sales force, negatively impact our revenue and cause regulatory risks.
●	We may be held responsible for certain taxes, assessments and other requirements relating to the activities of our sales force, which could harm our financial condition and operating results.
Risks Associated with Our Operations in Mainland China
●	Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.
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

Risks Associated with Our Manufacturing and Operations
●	Production difficulties, quality control problems, inaccurate forecasting, shortages in ingredients, and reliance on our suppliers could harm our business.
●	The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.
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

Risks Associated with Taxes, Customs and Debt
●
We are subject to changes in tax and customs laws, changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our effective tax rate, operating results, cash flows and financial condition.

●	Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
●	A decline in our business could adversely affect our financial position and liquidity.
Intellectual Property Risks
●	We may be subject to claims of infringement on the intellectual property rights or trade secrets of others, resulting in costly litigation.
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

Risks Associated with Direct Selling and Our Sales Force
Challenges to the form of our network marketing system or to our business practices could harm our business.

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

●
During 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

●
In 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $46,517 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

●
In 2022, the FTC issued an Advanced Notice of Proposed Rulemaking (“ANPR”) indicating that it is considering proposing a rule regarding earnings claims. The ANPR also suggested, among other things, that the FTC might not consider a disclaimer (such as “results not typical”) to be sufficient to correct a misleading impression from an atypical earnings claim.

Although we take steps to educate our sales force on proper claims, if members of our sales force make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. In this regard, FTC’s increased scrutiny of disclaimers, as discussed in the ANPR, could lead to more FTC actions regarding improper claims.

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

We could also be subject to challenges by private parties in civil actions. We are aware of civil actions against other direct-selling companies in the United States that have resulted, and may in the future result, in significant settlements. Allegations directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. Consumer protection groups also generate media and regulatory scrutiny of companies in our industry through regulatory referrals and other channels of publicity. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and requires significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. During 2021, the FTC announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers; the FTC issued a request for public comment on this rule in November 2022. Currently, multi-level marketing companies are exempted from this rule. If this exemption is eliminated or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

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

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example:

●
During 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have recently lost income could make.

●
In 2021, the FTC sent a notice to more than 1,100 companies, including us and two of our subsidiaries (Pharmanex, LLC and Big Planet, Inc.), that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. The penalties could be up to $46,517 per violation, and there is some ambiguity in how a “violation” would be defined for these purposes.

We implement strict policies and procedures to ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a FTC investigation that resulted in our entering into two consent agreements with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Fair Trade Commission and by judicial authorities against us and other companies in South Korea indicate that, if our sales force engages in criminal activity, we may be held liable or penalized for failure to supervise them adequately. Our sales force may attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

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

Social media platforms have, and could in the future, decided to prohibit, block or decrease the prominence of our sales force’s content for any reason. For example, due to concerns with multi-level marketing, the TikTok and WhatsApp Business platforms’ policies prohibit content related to multi-level marketing. In addition, Pinterest and Facebook prohibit ads that promote multi-level marketing opportunities, and Pinterest has also imposed restrictions on weight loss products, claims and photos. Our business is becoming increasingly dependent on social commerce. Additional social media platforms’ adoption of similar or stricter policies could significantly hamper our sales force’s ability to promote our products and attract consumers, which could cause our revenue to decline. Our reputation could also be harmed if our sales force violates any social media platform’s policies.

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

Our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could be restricted by government regulators, and could fail to achieve desired long-term results and have a negative impact on revenue.

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

Several markets, including Mainland China, South Korea, Indonesia and Vietnam, impose limits on the amount of sales compensation we can pay to our sales force. For example, under regulations in Mainland China, direct selling companies may pay independent direct sellers in Mainland China up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Additionally, in South Korea, local regulations limit sales compensation to 35% of the total price of goods or services supplied in South Korea. These regulations may limit the incentive for people to join our sales force and may reduce our ability to differentiate ourselves from our competitors in attracting and retaining our sales force.

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

We may be held responsible for certain taxes, assessments and other requirements relating to the activities of our sales force, which could harm our financial condition and operating results.

We are subject to the risk in some jurisdictions of being responsible for social security taxes, withholding or other taxes, minimum wage laws, and related assessments and penalties with respect to our sales force. This would occur if a jurisdiction classifies our sales force as our employees rather than as independent contractors, or if a jurisdiction expands the categories of personnel to whom these tax obligations apply.

●
The laws and interpretations regarding “independent contractor” status in certain jurisdictions, including the United States, continue to evolve, and in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies. For example, in October 2022, the U.S. Department of Labor proposed a regulation that, if adopted, would alter the employee vs. independent contractor analysis in a way that could potentially cause more workers to be classified as employees.

●
In addition, some jurisdictions have, without challenging the “independent contractor” status, taken the position that direct sellers must nonetheless pay certain taxes with respect to payments to their sales force.

In the event that local laws and regulations, or the interpretation of local laws and regulations, require us to treat members of our sales force as employees rather than independent contractors (or to comply with similar requirements regardless of whether our sales force is classified as employees), this could harm our financial condition and operating results. This risk increases as our sales force increases its use of social sharing, as several jurisdictions’ regulations protect in-person or in-home sales demonstrations from creating an employment relationship but are less protective of online demonstrations. If our Brand Affiliates were deemed to be employees rather than independent contractors, we would also face the risk of increased liability for their actions.

Our Sales Leaders could also face similar risks with respect to the Brand Affiliates in their sales organizations who may claim they are employees of the Sales Leader rather than independent contractors or independent business owners, which could impact their sales operations or lead them to cease their participation in our business.

Risks Associated with Our Operations in Mainland China
Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations, and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and review companies in the direct selling industry on a regular basis. We believe the regulatory environment in Mainland China is becoming increasingly challenging and will continue to be so over the medium and long terms.

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

Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities and warnings. Any determination by government regulators in these inquiries or investigations that our operations or activities, or the activities of our sales force, are not in compliance with applicable regulations could result in substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

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

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. Members of our sales force in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model. We generally compensate our Sales Leaders in Mainland China at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

Other than our direct selling subsidiary, we also have a separate subsidiary in Mainland China that is a registered independent entity that engages in cross-border e-commerce, through which one of our U.S. subsidiaries can sell a limited selection of products to consumers in Mainland China for their personal consumption. Cross-border e-commerce is separated from the direct selling sales channel in Mainland China. Our Sales Leaders can contract with the China entity, promote this cross-border e-commerce platform to introduce consumers to place orders on this platform, and receive compensation in return. Through this entity, the U.S. subsidiary sells our ageLOC Meta product, which is neither registered for retail sale in Mainland China nor registered specifically as a direct selling product and, therefore, can only be sold to local consumers for their personal consumption and cannot be sold through the direct selling channel. We also plan  to begin selling additional products through this channel. Although we take measures (1) to maintain legal separation between our cross-border e-commerce entity and our direct selling entity; and (2) to ensure the products sold on our cross-border e-commerce platform are for consumers’ personal consumption only, our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these cross-border e-commerce sales activities and related product claims, or the accompanying actions of our sales force, to our direct selling business, and make a determination they are in violation of direct selling or other applicable laws.

Our Mainland China business also has an e-commerce platform in which it sells products directly to customers. The products we sell on this platform are registered for retail sale in Mainland China, but they are not registered for the direct selling channel. We permit members of our sales force, as non-direct sellers, to promote this platform and refer customers to it, in addition to their participation in our direct selling business. They receive a promotion bonus based on our sales on this platform to customers they have referred. Although the promotion bonus is calculated separately from our sales force’s compensation for direct selling, it is possible that our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these e-commerce sales activities and the promotion bonus to our direct selling business.

The nature of the political, regulatory and legal systems in Mainland China gives regulatory agencies at both the local and central levels of government broad discretion to interpret and enforce regulations as they deem appropriate to promote social stability. We face a risk that regulators may change the way in which they currently interpret and enforce the direct selling regulations, or that such regulations may be modified. If our business practices are deemed to be in violation of applicable regulations as they may be interpreted or enforced, in particular our use of the sales productivity of a Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee and determining their position/title on a quarterly basis, then we could be sanctioned, required to change our business model, and/or have our direct selling license revoked, any of which could significantly harm our business. We believe the regulatory environment in Mainland China is becoming increasingly challenging and will continue to be so over the medium and long terms. We currently plan to implement certain changes to the structure of our sales compensation in Mainland China due to the evolving commercial and regulatory environment. These changes could have a negative impact on our sales in that market.

In January 2019, the Mainland China government announced a 100-day campaign to review and inspect the health products and direct selling industries. This campaign involved a number of regulatory agencies. Since the 100-day period ended, there has continued to be a heightened level of regulatory scrutiny of these industries and of our business and products. For example, government authorities have not been issuing new licenses for direct selling since the beginning of the 100-day action in early 2019. There is also uncertainty whether any changes to the regulations that apply to these industries will be made based on the review. If changes are made to any of the regulations that apply to our business model, products or operations, our business could be harmed.

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

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, a vast majority of products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and with a few exceptions, the product registration process in Mainland China takes a minimum of two years and may be substantially longer. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” while seeking “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

As we expand our direct selling channel, we face additional product marketing restrictions compared to our retail store channel. Under applicable direct selling regulations in Mainland China, we can only register products for direct selling if we manufacture them and if they fall within categories that are authorized for direct selling, such as cosmetics, cleaning supplies, health foods, healthcare devices, small kitchen utensils and household appliances. Products that are not registered for direct selling are prohibited from being marketed or sold through our direct sales channel. The process for registering products for the direct sales channel in Mainland China is subject to delays; in fact, government authorities have not been processing new registrations for direct selling since the beginning of the 100-day action in early 2019. Any marketing or sale of non-direct selling products by our independent direct sellers could result in negative publicity, fines and other government sanctions being imposed against us, including if a product is initially classified as a direct selling product but is later re-classified.

Risks Associated with Market Conditions and Competition
Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

The markets for our products are intensely competitive. The success of our products is dependent on our ability to anticipate and respond to market trends and changes in consumer preferences and to maintain a product offering and pipeline that is relevant and priced accessibly to consumers. Our products compete directly with branded, premium retail products and with the products of other direct selling companies, and many of our competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. Because of regulatory restrictions concerning claims about the efficacy of beauty and wellness products, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the beauty and wellness market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies to meet consumers’ needs and demands and reach a wider audience.

We also compete with other direct selling companies and gig economy companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding and innovative. Successfully marketing our sales compensation plan in a way that differentiates it from our competitors could become more difficult as the FTC increases its scrutiny of earnings claims and also of disclaimers regarding atypical earnings claims. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

Our ability to improve our financial performance depends on our ability to proactively anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences regarding products, platforms and business opportunities. Our operating results have been and could be adversely affected if our products, platforms, business opportunities and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and sales force members. For example, during 2022, sales of our ageLOC LumiSpa iO device were below our expectations. Potential factors affecting the attractiveness of our products, platforms, business opportunities and other initiatives include, among other things, shifting consumer demands, perceived product quality and value, similarities to other products, product exclusivity or effectiveness, growth of the gig economy, disruption of retail commerce and e-commerce by social commerce, demographic trends, the strength of our brand and public image, growth of connected commerce, sustainability factors, DEI initiatives, economic success in our business opportunity, the quality and accuracy of the data we use in running our business, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention and regulatory restrictions on claims. If we are unable to anticipate changes in consumer preferences and trends, our business, financial condition and operating results could be materially adversely affected. Likewise, if we are unable to anticipate changes in the gig and sharing economies and adapt our business opportunity accordingly, our ability to capture growth trends in the social commerce marketplace could be materially adversely affected.

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

To adapt our business to current macroeconomic trends, we are currently working through a significant digital transformation in our business to achieve widespread adoption of social commerce in all of our markets. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and functionality, as well as new products, including connected devices. Our digital transformation will require significant expenditures over the next several years. We face the risk that we will ultimately be unable to develop these items, that their development will be more costly than anticipated, or that the applications and platforms we have and will develop will not meet the expectations of our sales force and/or consumers. Any of these eventualities could have a material negative impact on our business, sales force, consumer development and revenue.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We may also face challenges retaining our sales force as the population of our markets transitions to a younger, millennial/Gen Z demographic, with its associated new and different dynamics of connection through social media platforms, gratification and loyalty behaviors, particularly as this segment becomes a greater share of our revenue. Moreover, if sales through social sharing do not generate repeat purchases or subscriptions at the same rate as other sales, this could create revenue volatility. Many in the younger demographic are particularly savvy with social sharing across multiple business opportunity platforms. There can be no assurance that our initiatives will generate lasting excitement and engagement among our sales force in the long term or that planned initiatives will be successful in maintaining sales force activity and productivity or in motivating Sales Leaders to remain engaged in business building and developing new Sales Leaders. Some initiatives may have unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans, incentive rewards, and recognition practices. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to deliver on consumer or sales force expectations, we could see an increase in product returns.

Product diversion may have a negative impact on our business.

We see our products being sold through online marketplace sites and other distribution channels in certain markets. Although we continually take steps to control product diversion, this activity continues to be a challenge, and we believe that changes to our global sales compensation plan or increased use of online channels for conducting sales transactions have and may continue to lead to increased product diversion. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion may also cause brand erosion and negatively impact the brand value perception. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Risks Associated with COVID-19
Epidemics, including COVID-19, and other crises have and may continue to negatively impact our business.

Due to the person-to-person nature of direct selling, our results of operations have been, and will likely continue to be, harmed if the fear of a communicable and rapidly spreading disease or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interaction with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. The outbreak of COVID-19 in 2020 and ensuing pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places have reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we have such properties. The outbreak has also impacted our ability to obtain some ingredients and packaging as well as ship products in some markets. Our supply chain and logistics have incurred some interruptions and cost impacts, and we could experience more significant interruptions and cost impacts or face more significant closures in the future, whether due to COVID-19 directly, workforce (including the workforce of our supply chain) resistance to vaccination requirements, or other related factors. These factors and other events related to COVID-19 have negatively impacted our sales and operations and will likely continue to negatively affect our business and our financial results. Although some of the negative impacts of COVID-19 have recently improved, this situation continues to be fluid and there is uncertainty regarding its duration and future impacts. For example, COVID-19 variants have caused some of the pandemic’s negative impacts to worsen or return, and COVID-related factors continue to impact our business in Mainland China. In addition, the productivity of our sales force has been, and could continue to be, negatively impacted as restrictions are lifted and our sales force is able to more freely travel and take vacations.

In addition, regulatory authorities closely scrutinize the product- and earnings-related claims made by direct-selling companies and their sales force, including claims related to the COVID-19 pandemic. For example, during 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat or prevent COVID-19 and/or about the earnings that people who have lost income could make. Although we take steps to educate our sales force on proper claims, if members of our sales force make improper claims, or if regulators determine we are making any improper claims, it could lead to an FTC investigation and could harm our business and reputation.

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
●
the possibility that local civil unrest, political instability, or changes in diplomatic or trade relationships might disrupt our supply chain or other operations in one or more markets—for example, the ongoing conflict in Russia and Ukraine has caused distraction to our sales force;

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

There has been an increasing level of tension in U.S.-China relations over the last several years. Given the significant size of our China business, our business could be harmed if relations continue to deteriorate or additional sanctions or restrictions are imposed by either government. In addition, there have been adverse public reaction and media attention to statements made by representatives of other businesses related to these issues that have adversely affected business. We could similarly face adverse public or media attention, and potentially increased regulatory scrutiny, as a result of increased trade or political tensions or any statements or actions by employees or our sales force that generate publicity with respect to these issues.

We are subject to financial risks as a result of our international operations, including exposure to foreign-currency fluctuations, currency controls and inflation in foreign markets, all of which could impact our financial position and results of operations.

In 2022, approximately 76% of our sales occurred in markets outside of the United States in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2022, we had $33.4 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $14.9 million.

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

The United States and other foreign jurisdictions may change customs regulations or tariff rates that are applied to our imports or exports at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. We rely on the use of Free Trade Agreements, where available, that may experience alterations, suspensions or cancellations, which could increase our customs expense or otherwise harm our business. In addition to tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, increasing regulatory scrutiny, or other actions that impact our ability to obtain necessary licenses or approvals could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition and results of operations.

Human Capital Risks
If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

Our products are primarily marketed by our sales force, and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and like most direct selling companies, we experience high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time or are less consistent in their participation. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. To increase our revenue, we must increase the number of and/or the productivity of our sales force. We must also expand our outreach and outbound efforts to attract, connect and nurture new customers for a wider consumer base who purchase products and whom we can foster along a consumer journey to promote retention and higher lifetime value.

We have experienced periodic fluctuations in Sales Leaders, Paid Affiliates and Customers in the past and could experience such fluctuations again in the future. For example, our Sales Leaders in Mainland China declined 46% from December 31, 2018 to December 31, 2019 due to such factors as meeting restrictions and negative media scrutiny, and also declined 32% from December 31, 2021 to December 31, 2022 due to pressures from COVID-related factors. If our business, products and initiatives do not drive growth and/our productivity in Sales Leaders, Paid Affiliates and Customers, our operating results could be further harmed.

The number and productivity of our sales force is negatively impacted by several additional factors, including:

●	any adverse publicity or negative public perception regarding us, our products or ingredients, our distribution channel, or our industry or competitors;
●	lack of interest in, dissatisfaction with, or the technical failure of, our products or digital tools;
●	lack of compelling products or income opportunities, including through our sales compensation plans and incentive trips and other offerings;
●	negative sales force reaction to changes in our sales compensation plans or to our failure to make changes that would be necessary to keep our compensation competitive with the market;
●	interactions with our company, including our actions to enforce our policies and procedures and the quality of our customer service;
●	any regulatory actions or charges against us or others in our industry, as well as regulatory changes that impact product formulations and sales viability;
●
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies, pandemics or other conditions that curtail person-to-person interactions, and the ongoing conflict in Russia and Ukraine which has caused distraction to our sales force;

●	changes in the policies of social media platforms used to prospect or recruit potential consumers and sales force participants;
●	recruiting efforts of our competitors and changes in consumer-loyalty trends;
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market;
●	growing gig economy competition which may draw away potential product sellers, affiliates, and influencers;
●	our sales force’s increased use of social sharing channels, which may enable them to more easily engage their consumers and sales network in other opportunities;
●	lack of sufficient tools to create customer interest in our products and to manage and build a personalized business; and
●	our and our sales force’s ability to implement social commerce and other selling platforms that appeal to consumers.

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

The success of our business also depends on our key Sales Leaders. For the three months ended December 31, 2022, we had approximately 48,737 Sales Leaders. As of December 31, 2022, approximately 356 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China approximately 103 key Sales Leaders were playing a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders (or other sales force members that they train, collaborate with, support and service) for a substantial majority of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

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

In addition, we and manufacturers in our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain our ageLOC Galvanic Facial Spa, ageLOC Body Spa, and Nu Skin Facial Spa devices and some other products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to maintain or renew our contracts with any of these suppliers, manufacturers or other third parties, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our products, including ageLOC Meta and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, climate or environmental events, fires, floods, earthquakes, labor shortages, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, global uncertainties, acts of terrorism and other external or macroeconomic factors over which we have no control. For example, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) may be widespread and unpredictable. Certain impacts of physical risk may include temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain components; flooding and storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. These risks may be heightened if we consolidate certain of our manufacturing, distribution or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we pursue our current strategy of acquiring manufacturing companies and thereby conducting more of our manufacturing in-house. The loss of, or disruption or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, reputation, results of operations and financial condition.

We have experienced, and may continue to experience, disruptions to the transportation channels used in our supply chain and distribution operations, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic has continued to result in several disruptions and delays, as well as quantity limits and price increases, in our global transportation channels.

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

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We have, and may in the future, experienced difficulty effectively managing growth associated with these offerings and may face increased risk of improper sales force activities and related government scrutiny.

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

With global operations and a complex sales compensation plan, our business is highly dependent on efficiently functioning information technology systems, including websites, mobile applications, third-party cloud providers, data centers, databases, networks and other systems. We rely on these systems for accepting and processing sales orders, operating our sales force and customer support operations, tracking and compensating our sales force, conducting our corporate and regional operations, preparing our financial statements, and other aspects of our business. Accordingly, the performance, reliability and availability of our systems are critical to our business, reputation, financial reporting, and ability to attract and retain our sales force and customers.

Our or our third-party providers’ systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyber attacks, changes in our information technology systems or organization, and other events. We have, and may in the future, experienced system failures and outages. We cannot guarantee that the preventive measures we take, including redundancies, security protocols, network protection mechanisms and other procedures, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, thus resulting in a loss of revenue, loss of confidence of our sales force and harm to our reputation.

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

Our systems could also be strained by growth in our business. Although we work to expand and enhance our e-commerce features, network infrastructure and other technologies to accommodate increases in the volume of traffic to our ecommerce channels, we may be unsuccessful in these efforts. Our failure, or our third-party providers’ failure, to achieve or maintain system capacity could significantly reduce our ability to fulfill orders and could harm our business, reputation, revenue and financial condition.

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

We have observed a general increase in regulatory activity and activism in the United States and across many markets globally where we operate, and the regulatory landscape is becoming more complex with increasingly strict requirements. In particular, the requirements are impacting the ingredients we can include in our products, the accepted quantities of those ingredients, and the quality and characterization of the ingredients. Global regulators have in recent years become overall more restrictive on the accepted levels of active ingredients that we can use in our product, in some cases banning them outright. They have also become more restrictive on permitted contaminant levels in ingredients and, in many cases, have forced complete removal of such contaminants. In certain cases, such as regarding some pesticides which are virtually ubiquitous in nature, it has proven difficult to comply with the requirements. Further, many of the restrictions regarding ingredient quality are not directly applicable to our products, leaving the possibility that our interpretation of compliance may not match that of the enforcing authorities. Often there is a lack of an equivalent active ingredient present in the marketplace. In other cases, the removal or reduction of a technical ingredient, such as various types of parabens, leads to a significant change to the character of the product that may make it no longer desirable or safe to the consumer. If this trend in new regulations continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

Many laws and regulations govern the registration, pre-market approval or other aspects of regulatory oversight of our products. For example, in the United States, some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA’s interpretation of the dietary ingredient notification requirements, and in 2016, the FDA issued a revised draft guidance that superseded the 2011 version. This draft guidance is not yet final but appears to indicate that the FDA is expanding its definition of what is considered a “new dietary ingredient” in the United States. The industry has worked with the FDA for several years, providing comments to the FDA to modify this guidance. While still in flux, if enacted in final form as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past. Similarly, from time to time, efforts are made by some individuals or groups to repeal the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), the U.S. law that provides a separate body of regulations for dietary supplements as compared to drugs. Such a repeal would result in significant burdens to our product development, and the costs of running our business would increase significantly. We face similar pressures in our other markets, which continue to set restrictions on ingredients and their acceptable maximum levels, as well as on ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 (“novel foods”) without going through an extensive registration and pre-market approval process.

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

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our spa devices and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products and beauty products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials.

Our operations could be harmed if we fail to comply with Good Manufacturing Practices.

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices that apply to us and to our vendors covering product categories such as dietary supplements, cosmetics, foods, over-the-counter drugs and medical devices. The Good Manufacturing Practices impose stringent requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which often require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, certain Good Manufacturing Practices obligate us to track and periodically report adverse events to government agencies. Compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. In addition, our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, we have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions. In addition, these risks associated with noncompliance could increase as we acquire businesses, including the businesses that we have already acquired in our Rhyz strategic investment arm and any businesses we may acquire in the future.

If our current or any future device products are determined to be medical devices in a particular geographic market, or if our sales force uses these products for medical purposes or makes improper medical claims, our ability to continue to market and distribute such devices could be harmed, and we could face legal or regulatory actions.

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products. As we pursue this strategy with our current and future device products, there is a risk that regulatory authorities in our markets could determine that these products must receive clearance or be registered as medical devices. Such a determination could restrict our ability to import or sell the product in such market until registration or clearance is obtained. The process for obtaining such registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility; to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies; and to modify our marketing claims regarding the registered product.

While we have not been required to register our device products as medical devices in most markets, we have registered some of them in some markets, including ageLOC Boost in Thailand and our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems in Indonesia, Thailand, Peru and Colombia. We also sought and received clearance from the United States Food and Drug Administration to market our Nu Skin Facial Spa for over-the-counter use. We are currently pursuing medical device registration of our new connected body device, which we plan to begin launching during 2023, in the United States and Thailand. The registration process could delay the launch of this product in these markets.

In some cases, challenges can arise even after we have completed the required registration/clearance process or determined that a product does not need registration/clearance. This could occur if a jurisdiction changes its laws or interpretations thereof, for example. In addition, if our sales force attempts to import or export products from one market to another in violation of our policy, makes medical claims regarding our products, or uses our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions.

Because medical device regulations vary widely from market to market, registration or clearance in one market does not preclude challenges or delays in obtaining registration or clearance in other markets, nor does it preclude other markets from requiring us to make additional modifications or provide additional documentation as conditions to granting clearance. Furthermore, in some cases, registration or clearance to sell a product in one market may be used as precedent for requiring similar approval for the product in another market, or for similar products in the same market. These additional requirements could increase the cost associated with manufacturing and selling these products as non-medical devices in such markets.

Any of the above factors could have a material negative impact on our ability to sell products and could negatively affect our financial results.

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

If our sales force or employees provide improper advice regarding our products or our products’ use or safety, we may be subject to additional product liability.

We have generally elected to self-insure our product liability risks. We periodically evaluate whether we can and should obtain product liability insurance. Based upon our current approach to product liability risk management, if any of our products are found to cause any injury or damage or we become subject to product liability claims, we will be subject to the full amount of liability associated with any injuries or damages. This liability could be substantial and may exceed our existing reserves and harm our business.

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

Our increased activity during the past several years with acquisitions, divestments and other investment-related activities introduces an additional area of litigation risk, and we have had litigation and threats of litigation related to these matters. Other parties in the transactions or potential transactions, or other parties involved in the businesses themselves, could bring claims against us. For example, from 2019 until January 2023, we were in litigation with a dairy farmer who claimed he was a general partner in our former indoor-growing business and related businesses. He also sought damages exceeding $250 million. Although we ultimately reached a settlement agreement with him in January 2023, there can be no assurance that the resolution of future cases will be favorable to us.

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

Our international operations are subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and the anti-corruption laws of other jurisdictions where we operate generally prohibit companies and their agents or intermediaries from making improper payments for the purpose of obtaining or retaining business, and they require companies to maintain accurate books and records and internal accounting controls. We dedicate time and resources to internal investigations of any allegation that we are not or may not be in compliance with anti-corruption laws. Such allegations, even if untrue, may result in a government investigation by a foreign or U.S. regulator, including the U.S. Department of Justice and the Securities and Exchange Commission (“SEC”). Our corporate policies require all employees to comply with the FCPA and other applicable anti-corruption laws, including the FCPA’s books-and-records and internal-accounting-controls requirements. Any regulatory determination, however, that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities.

In 2016, we reached a resolution with the SEC to pay $765,688 to settle the SEC’s allegations that our books and records and internal controls related to a charitable contribution in Mainland China in 2013 were insufficient. In agreeing to this settlement, we neither admitted nor denied the SEC’s findings. Although we have implemented additional anti-corruption policies, controls and training globally to prevent similar situations from arising in the future, we cannot be certain that these efforts will be effective or prevent future fines or penalties under the FCPA or other anti-corruption laws. Our competitors operating in Mainland China have also faced allegations from U.S. regulators and been fined accordingly in some circumstances. For example, in 2020, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China.

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

Risks Associated with Taxes, Customs and Debt
We are subject to changes in tax and customs laws, changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities, which could have a material and adverse impact on our effective tax rate, operating results, cash flows and financial condition.

As a U.S. company doing business globally, we are subject to applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business, as well as customs valuation and classification, income taxes, value-added taxes, withholding taxes, payroll taxes, and other applicable taxes. Tax and customs laws, regulations, administrative practices and interpretations in each jurisdiction are subject to change, with or without notice, due to economic, political or other conditions. For example, the United States recently enacted the Inflation Reduction Act, which imposes a 1% excise tax on stock repurchases, subject to certain adjustments or exceptions that might not apply to some of our stock repurchases. Changes in the law or in authorities’ interpretation of the law can materially increase our tax or customs expense and our effective tax rate.

Due to the numerous jurisdictions in which our subsidiaries are organized and changes in laws and their interpretations, significant judgment is required in evaluating and estimating our provision for income taxes. Our future effective tax rates could be affected by numerous factors, such as intercompany transactions, changes in our business operations, acquisitions and dispositions, entry into new markets, the amount of our earnings and where earned, losses incurred, the inability to realize tax benefits, changes in foreign currency exchange rates, changes in our stock price, uncertain tax positions, allocation and apportionment of state taxes, changes in our deferred tax assets and liabilities and changes in their valuation. In addition, U.S. and foreign governments may enact tax laws or enter into tax treaties that could result in further changes to global taxation and may materially affect our operating results and financial condition.

Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, local authorities can and sometimes do question our tax and customs positions. We are regularly subject to tax and customs audits, investigations, inquiries or other tax controversies by tax and customs authorities around the world regarding income taxes, customs valuation and classification, transfer pricing, value-added taxes, withholding taxes, payroll taxes, and other applicable taxes. The ultimate resolution of these matters can take several years, and the outcome is uncertain and can include additional taxes/customs duties, the payment of back taxes/customs duties, interest and penalties. We reserve in our consolidated financial statements amounts that we believe are in accordance with U.S. GAAP, and we regularly assess the likelihood of an adverse outcome in these matters to determine the adequacy of our accruals and adjust them as appropriate. However, developments in these matters could warrant an additional accrual and expense, and the ultimate outcome could be materially different from our accruals, which could materially impact our effective tax rate or our overall tax or customs expense.

A decline in our business could adversely affect our financial position and liquidity.

Any significant decline in our operating results could adversely affect our financial position and liquidity. Under the terms of our credit facility, we are required to maintain certain interest coverage and leverage ratios. In addition, our outstanding borrowings under our credit facility and related term loan impose debt service and amortization requirements. A significant deterioration in our results of operations, whether as a result of prevailing economic, financial and industry conditions, COVID-19, or other causes, could impact our ability to comply with our financial covenants and debt service and amortization obligations, which could result in an event of default under the terms of our credit facility. An event of default under our credit facility could result in an inability to access funding under the agreement and cause all outstanding amounts to become immediately due and payable, which would have a material adverse effect on our financial condition and liquidity.

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

From time to time, we become aware of potential violations of our intellectual property rights. For example, we are aware of some products that may infringe on our intellectual property related to the ageLOC LumiSpa device. To enforce and protect our intellectual property rights, we may initiate litigation against third parties, such as patent, copyright and trademark infringement suits or interference proceedings, and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent and trademark applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

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

We collect, transmit and/or store large volumes of company, employee, sales force and guest data, including payment card information, personally identifiable information and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The connected devices that we have developed or are developing also collect consumer data. The integrity and protection of this data is critical to our business.

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

We also share certain data with our sales force. We could face fines, investigations, lawsuits or other legal action if our sales force violates, or is perceived to violate, applicable laws and regulations, and our reputation and brand could be negatively impacted.

Similarly, a failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. This risk is heightened as a result of changes due to the COVID-19 pandemic as many of our employees are working remotely. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as the providers and social media platforms could be vulnerable to the same types of breaches and other risks. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

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

Our Class A common stock closed at $57.87 per share on January 29, 2021 and closed at $42.88 per share on January 31, 2023. During this two-year period, our common stock traded as low as $29.96 per share and as high as $63.85 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

Difficult economic conditions, such as high unemployment levels, inflation, or recession, have in the past, and could continue to, adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. For example, we believe inflation had a negative impact on our 2022 sales by curbing the discretionary spending of our consumers. Inflation also has increased the cost of our inventory and shipping expenses. Higher interest rates have increased our interest expense, as our credit facility entails variable-rate interest. We believe these conditions could continue in 2023. Current recessionary conditions also cause further uncertainty regarding the potential for growth in our business during 2023.

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

In January 2023, we settled litigation with Don Roberts, a dairy farmer. Mr. Roberts claimed he was a general partner in our former indoor-growing business and related businesses. He also claimed he was instrumental in developing some of the business’s intellectual property. In May 2019, we filed a lawsuit in the U.S. District Court for the District of Utah, seeking a declaratory judgment that Mr. Roberts was not an inventor of any of the business’s intellectual property and was not a partner in the business. This lawsuit was dismissed on jurisdictional grounds in December 2019. We appealed that dismissal to the U.S. Court of Appeals for the Tenth Circuit. While the appeal was pending, Mr. Roberts filed an irrevocable covenant not to sue on the claims that gave rise to federal jurisdiction. We therefore informed the court that our appeal was moot, and the court dismissed our appeal in November 2020. In addition to these proceedings in the federal courts, this matter also involved proceedings in Utah state courts. In November 2019, Mr. Roberts filed suit in Utah’s Fifth Judicial District Court, seeking a declaratory judgment that he was a general partner in the business. Mr. Roberts also sought damages exceeding $250 million. We filed a motion to dismiss this action in state court or, in the alternative, to transfer venue to Utah’s Fourth Judicial District Court. The court denied our motion, and we were unable to have the denial reversed on appeal. In December 2021, we determined to wind down this business’s operations. In January 2023, we reached a settlement agreement with Mr. Roberts, in which we agreed to pay an immaterial amount to Mr. Roberts.

From time to time, we are involved in other legal proceedings arising in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2023 was 221. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2022	283,592	$35.28	283,592	$175.4
November 1 – 30, 2022	—	—	—	$175.4
December 1 – 31, 2022	—	—	—	$175.4
Total	283,592	$35.28	283,592

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2022 of an assumed $100 investment in our Class A common stock, the S&P MidCap 400 Consumer Staples Index and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P MidCap 400 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index
December 31, 2017	100.00	100.00	100.00
December 31, 2018	91.68	95.62	92.85
December 31, 2019	63.25	125.72	102.93
December 31, 2020	87.78	148.85	125.81
December 31, 2021	83.97	191.58	138.49
December 31, 2022	72.27	156.88	137.43

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

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in approximately 50 markets worldwide. In 2022, our revenue of $2.2 billion was primarily generated by our three primary brands: our beauty products brand, Nu Skin; our wellness products brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.  In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

In addition to our core Nu Skin business, we also explore new areas of growth and opportunity through our strategic investment arm known as Rhyz Inc. Rhyz investments include beauty and wellness product manufacturing companies and other investments. In 2022, the Rhyz companies generated $153.3 million, or 7%, of our 2022 reported revenue (excluding sales to our core Nu Skin business).

Our Global Operations

In 2022, we generated approximately 24% of our revenue from the United States and approximately 16% from Mainland China. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2022, our revenue was negatively impacted 5% from foreign-currency fluctuations compared to 2021. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Customers, Paid Affiliates and Sales Leaders

As of December 31, 2022, we had 1,147,124 persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate supplemental income by actively and consistently marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. “Sales Leaders” are our Brand Affiliates, and sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our reported Sales Leaders number is the three-month average of our monthly Sales Leaders as of the end of each month of the quarter.

As we continue to focus on customer acquisition and social commerce, we believe our number of Paid Affiliates is an important indicator of consumer purchasing activity in our business. “Paid Affiliates” are any Brand Affiliates, as well as members of our sales force in Mainland China, who earned sales compensation during the previous three months. Paid Affiliates power our social commerce model and are a bridge to attracting new customers and nurturing relationships and community.

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

Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers, Paid Affiliates and Sales Leaders.

Our Product Launch Process

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. We refer to the entire process, beginning with the introductory offering through general availability of the product, as a product launch or our product launch process. The timing of the launch of a particular product often varies from market to market depending on such factors as customer demand, product registration or other local legal requirements, and product availability in our supply chain.

Sales Leader previews and other product introductions and promotions sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers, Paid Affiliates and Sales Leaders to our business, increases consumer trial and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

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

Cost of sales primarily consists of:

●	cost of products purchased from third-party vendors;
●	cost of self-manufactured products;
●	cost of adjustments to inventory carrying value;
●	freight cost of shipping products to our sales force and import duties for the products; and
●	royalties and related expenses for licensed technologies.

For markets other than Mainland China, in 2022, we sourced most of our beauty products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In 2018 and 2020 we acquired a total of four companies in the United States that are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips, cost of sales force conventions and other rewards, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. The sales force conventions are held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we held our global convention in October 2019 and will have another global convention in the fall of 2024, as we currently plan to hold a global convention approximately every other year. Our 2021 global convention was held virtually due to the ongoing pandemic. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Fluctuations occur in the amount of commissions paid as our numbers of Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering, due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses. For example, in the fourth quarter of 2017, we began to implement significant enhancements to our global sales compensation plan, which we have now rolled out across all markets other than Mainland China. One of the changes is a new bonus program for our sales force, which has an increasing effect on our selling expenses as a percentage of revenue.

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

Provision for income taxes depends on the statutory tax rates and the withholding taxes in each of the jurisdictions in which we operate. For example, statutory tax rates in 2022 were approximately 17% in Hong Kong, 20% in Taiwan, 25% in South Korea, 32% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2022, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was (17.8)% for the year ended December 31, 2022.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2022, we had net deferred tax assets of $89.3 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits and net operating losses. The valuation allowance assessment requires estimates as to future operating results. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2022. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  As of December 31, 2022, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. We have applied for the CAP program for tax year 2023 and are currently waiting on approval from the IRS. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2019. Foreign jurisdictions, have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $2.0 to $3.0 million.

At December 31, 2022, we had $23.1 million in unrecognized tax benefits of which $23.1 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2021, we had $15.1 million in unrecognized tax benefits of which $15.1 million, if recognized, would affect the effective tax rate. We recognized an increase of approximately $5.7 million in interest and penalties expense during the year ended December 31, 2022 and $1.6 million in interest and penalties during the year ended December 31, 2021. We had approximately $12.4 million, $6.7 million and $5.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2022, 2021 and 2020, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the quantitative assessment for fiscal years 2022 and 2020 and we used the qualitative assessment for fiscal years 2021. Considerable management judgment is necessary to measure fair value.

We completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2022, and concluded that the fair value of the reporting units were determined to be in excess of its carrying amounts and no goodwill impairment charge was required. As of the October 1, 2022 testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future.  Although the Manufacturing reporting unit showed strong revenue growth in fiscal year 2020 and 2021, the fair value of the reporting unit in the current year was negatively impacted by an increase in the discount rate due to the current interest rate environment, and lower near-term revenue projections. Current projections used for the Manufacturing reporting unit reflect revenue growth attributable to the continued expansion of capacity, continued intercompany sales to Nu Skin, and the recent acquisition of new customers. While historical performance and current expectations have resulted in fair values of the Manufacturing reporting unit in excess of carrying values, if the assumptions are not realized an impairment charge may be recorded in the future.

During 2022, we recognized an impairment charge of $1.7 million associated with determinable-lived intangibles. During 2021, we recognized an impairment charge associated with our exit of the Grow Tech segment. We did not recognize any impairment charges for goodwill or intangible assets during 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Revenue	100.0%	100.0%	100.0%
Cost of sales	28.3	25.0	25.5

Gross profit	71.7	75.0	74.5

Operating expenses:
Selling expenses	39.5	40.1	39.8
General and administrative expenses	25.0	24.3	24.7
Restructuring and impairment expenses	2.2	2.0	—

Total operating expenses	66.7	66.3	64.5

Operating income	5.0	8.7	10.0
Other income (expense), net	(1.0)	(0.1)	(0.1)

Income before provision for income taxes	4.0	8.6	9.9
Provision (benefit) for income taxes	(0.7)	3.1	2.5

Net income	4.7%	5.5%	7.4%

2022 Compared to 2021

Overview

Revenue in 2022 decreased 17% to $2.23 billion from $2.70 billion in 2021. Our 2022 revenue was negatively impacted 5% from foreign-currency fluctuations. As of the end of the fourth quarter of 2022, Customers decreased  16%, Paid Affiliates decreased 13% and Sales Leaders decreased 21% compared to the prior year.

Our 2022 revenue was softer than anticipated primarily driven by continuation of COVID-related factors in Mainland China, South Korea and Hong Kong; distractions in EMEA related to the ongoing conflict in Russia and Ukraine; and the general global economic downturn pressures and associated inflation being felt in our global markets.  In the second half of 2022, we began launching our first connected beauty device, ageLOC LumiSpa iO, which generated approximately $42.1 million in revenue.

Earnings per share in 2022 decreased 28% to $2.07 from $2.86 in 2021. The decrease in earnings per share was primarily attributable to our decline in revenue and an increase in the costs associated with our restructuring plans in 2022 as compared to 2021, partially offset by benefits from a tax method change, which enabled the utilization of foreign tax credits.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, EMEA and Hong Kong/Taiwan—and our two Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during 2021.

The following table sets forth revenue for the years ended December 31, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2022	2021	Change	Change(1)
Nu Skin
Americas	$508,537	$547,755	(7)%	(5)%
Mainland China	360,389	568,774	(37)%	(35)%
Southeast Asia/Pacific	344,411	336,651	2%	7%
South Korea	268,707	354,252	(24)%	(15)%
Japan	224,896	266,216	(16)%	—
EMEA	204,275	283,200	(28)%	(19)%
Hong Kong/ Taiwan	157,197	162,611	(3)%	1%
Other	3,959	3,653	8%	8%
Total Nu Skin	2,072,371	2,523,112	(18)%	(12)%
Rhyz Investments
Manufacturing	149,458	172,120	(13)%	(13)%
Rhyz Other	3,830	437	776%	776%
Total Rhyz Investments	153,288	172,557	(11)%	(11)%
Total	$2,225,659	$2,695,669	(17)%	(12)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2022 and 2021 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 15 to the consolidated financial statements contained in this report.

	Year Ended December 31,
	2022	2021	Change
Nu Skin
Americas	$110,522	$116,265	(5)%
Mainland China	72,362	151,645	(52)%
Southeast Asia/Pacific	85,827	81,779	5%
South Korea	81,804	114,034	(28)%
Japan	54,976	67,511	(19)%
EMEA	21,446	41,988	(49)%
Hong Kong/Taiwan	35,253	37,330	(6)%
Total Nu Skin	462,190	610,552	(24)%
Rhyz Investments
Manufacturing	3,570	18,346	(81)%
Rhyz Other	(6,180)	(1,813)	(241)%
Total Rhyz Investments	(2,610)	16,533	(116)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business as of December 31, 2022 and 2021. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we currently present Sales Leaders and adjusted that metric’s definition to what we believe provides a better insight into the trends of our business. The definition of our Customer metric remained unchanged. We have recast the 2021 Sales Leaders to the new definition.

●
“Customers” are persons who have purchased directly from the Company during the three months ended as of the date indicated. Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force.

●
“Paid Affiliates” are any Brand Affiliates, as well as members of our sales force in Mainland China, who earned sales compensation during the three-month period. In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal social networks.

●
“Sales Leaders” are the three-month average of our monthly Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who achieved certain qualification requirements as of the end of each month of the quarter.

	Three Months Ended December 31,
Customers	2022	2021	Change
Americas	299,287	336,564	(11)%
Mainland China	202,933	315,418	(36)%
Southeast Asia/Pacific	141,183	169,601	(17)%
South Korea	123,749	146,354	(15)%
Japan	119,152	122,813	(3)%
EMEA	197,917	210,414	(6)%
Hong Kong/Taiwan	62,903	66,395	(5)%
Total	1,147,124	1,367,559	(16)%

	Three Months Ended December 31,
Paid Affiliates	2022	2021	Change
Americas	42,633	49,328	(14)%
Mainland China	23,436	30,546	(23)%
Southeast Asia/Pacific	38,653	44,050	(12)%
South Korea	45,058	52,036	(13)%
Japan	38,021	38,428	(1)%
EMEA	31,869	36,482	(13)%
Hong Kong/Taiwan	17,286	20,155	(14)%
Total	236,956	271,025	(13)%

	Three Months Ended December 31,
Sales Leaders	2022	2021	Change
Americas	9,594	10,879	(12)%
Mainland China(1)	12,359	18,207	(32)%
Southeast Asia/Pacific	6,999	8,800	(20)%
South Korea	6,094	8,224	(26)%
Japan	5,936	5,864	1%
EMEA	4,740	5,743	(17)%
Hong Kong/Taiwan	3,015	3,666	(18)%
Total	48,737	61,383	(21)%

(1)	The December 31, 2022 number reflects a modified Sales Leader definition. See “Mainland China,” below.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. Our Americas segment continued to be challenged by macroeconomic issues in our Latin America markets, which drove the decline in revenue, Customers, Paid Affiliates and Sales Leaders for fiscal year 2022. Our U.S. market revenue increased 4% for the year, on top of 32% revenue growth in 2021, due to continued social selling momentum and subscription enrollment. During the back half of 2022, we launched ageLOC LumiSpa iO, which generated approximately $20.8 million of revenue.

The year-over-year decline in segment contribution primarily reflects the decline in revenue, along with a 1.3 percentage point decrease in gross margin, from increased sales discounts and promotions during the year, partially offset by a 2.0 percentage point decrease in selling expenses from sales mix, as our products have differing commission percentages assigned to them.

Mainland China. Our Mainland China market continued to be challenged during 2022, with continued pressures from COVID-related lockdowns and other factors, which negatively impacted our selling and promotional activities. We anticipate the constraints will continue throughout the first half of 2023. As a result of the economic headwinds in the market we made some modifications to the compensation plan during the third quarter of 2022, which provides leaders more flexible requirements to maintain their business.  Our Mainland China Sales Leaders number as of December 31, 2022 reflects these modified requirements. We believe the regulatory environment in Mainland China is becoming increasingly challenging and will continue to be so over the medium and long terms. We currently plan to implement certain changes to the structure of our sales compensation in Mainland China due to the evolving commercial and regulatory environment. These changes could have a negative impact on our sales in that market.

The year-over-year decrease in segment contribution primarily reflects lower revenue in 2022, a 2.7 percentage point decrease in gross margin from increased product promotions and discounts during the year, and an increase in general and administrative expenses as a percentage of revenue due to the fixed nature of these expenses on lower revenue.

Southeast Asia/Pacific. Our Southeast Asia/Pacific segment revenue increased 2% for 2022, including a 5% negative impact from unfavorable foreign-currency fluctuations. Our revenue benefited from the launch of ageLOC Meta (locally referred to as ageLOC Reset in the Southeast Asia markets), which generated $48.1 million in revenue for 2022, compared to $15.6 million during the fourth quarter of 2021 launch. Our decline in Sales Leaders was partially driven by our fourth quarter 2021 launch of ageLOC Meta, which led to higher Sales Leaders for 2021. Our product promotions and launches were focused on re-energizing our existing Sales Leaders, which led to a decline in our Customers and Paid Affiliates.

The year-over-year increase in segment contribution for 2022 primarily reflects the increase in revenue

South Korea. Our South Korea market was challenged from a 2022 price increase to address the inflationary pressures, along with continued COVID-related disruptions during the first half of 2022, resulting in a decline of revenue, Customers, Paid Affiliates, and Sales Leaders.  Our 2021 results also benefited from the fourth quarter launch of ageLOC Meta, which contributed $29 million in revenue compared to $19.7 million for the full year 2022. Our 2022 revenue declined 24%, including a 9% negative impact from unfavorable foreign-currency fluctuations.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue, along with a 1.0 percentage point increase in selling expenses as a percent of revenue primarily attributable to a regional sales force convention that was held in 2022.

Japan. The decline in revenue is primarily attributable to a 16% negative impact from unfavorable foreign-currency fluctuations. On a local currency basis, revenue increased less than 1%.

The year-over-year decrease in segment contribution is primarily attributable to the decline in reported revenue, along with a decline in gross margin from product mix.

EMEA. The continued softening of momentum in our EMEA segment was driven by distractions to our sales force from the ongoing geopolitical Russia/Ukraine conflict, along with inflationary pressures driven by the sharp increase in energy cost in EMEA, which led to a decline in revenue, Customers, Paid Affiliates and Sales Leaders.  Our reported revenue was also negatively impacted 9% by unfavorable foreign-currency fluctuations. During 2022, we suspended business operations in Ukraine and closed our market in Russia.  The Russia and Ukraine markets have historically accounted for less than 1% of our consolidated revenue.

The year-over-year decline in segment contribution primarily reflects the decreased revenue for 2022, along with a 2.5 percentage point decrease in gross margin, attributable to a more unfavorable product mix and increased air freight expense in 2022, associated with our launch of Beauty Focus Collagen +.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment reported a 3% decline in revenue for 2022, with a 4% negative impact from unfavorable foreign-currency fluctuations.  The increase in constant-currency revenue is primarily attributable to growth in our Taiwan market from social selling.

The year-over-year decrease in segment contribution is primarily attributable to the decline in reported revenue, along with a 1.6 percentage point decrease in gross margin.

Manufacturing. Our Manufacturing segment revenue declined 13% for 2022, primarily due to our customers rebalancing their inventory from higher levels in 2021, reducing demand in 2022.

The decline in segment contribution is attributable to lower revenue, the mix of revenue between our manufacturing entities with differing profitability levels and increases in obsolete inventory.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2022 decreased 17% to $2.23 billion, compared to $2.70 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 71.7% in 2022, compared to 75.0% in 2021. Gross profit as a percentage of revenue for core Nu Skin decreased 2.8 percentage points to 75.4%, primarily driven by our strategic decision to align our inventory on hand with our future sales and promotional plans, which resulted in an incremental $26.9 million write-off, and is recorded in our Corporate and other category. Our Nu Skin gross margin was also negatively impacted by increased sales promotion and a shift in our geographical revenue mix, as our markets have differing gross margins.

Selling expenses

Selling expenses as a percentage of revenue decreased to 39.5% in 2022, compared to 40.1% for 2021. Our core Nu Skin business’s selling expense as a percentage of revenue decreased 0.5 percentage points to 42.3% for 2022, compared to 42.8% for 2021. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $555.8 million in 2022, compared to $654.4 million in 2021. The $98.6 million decrease primarily reflects an approximately $50.0 million decrease to labor expenses from lower employee performance incentive compensation and savings realized from our 2022 restructuring plan, as well as the impact from the fourth quarter 2021 exit of the Grow Tech segment, which incurred $25.3 million in general and administrative expenses in 2021. As a percentage of revenue, general and administrative increased 0.7 percentage points to 25.0% for 2022, compared to 24.3% for 2021.

Restructuring and impairment expenses

In the fourth quarter of 2021, we adopted a restructuring program. We determined to exit our Grow Tech segment, as a strategic shift to better align our resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. As a result of the restructuring program, we recorded $51.9 million in restructuring and impairment charges in 2021, consisting primarily of a non-cash charge of $38.5 million for impairment of goodwill, intangibles and fixed assets, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges associated with our restructuring. During 2022, we incurred $5 million in incremental cash charges associated with the exit activities and legal settlements. The restructuring charges were recorded in our previous Grow Tech segment, which has been recast to Corporate & Other.

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. We estimate total charges under the program will approximate $50–$55 million, with $40–$45 million in cash charges of severance and lease termination cost and approximately $10 million of non-cash charges of impairment of fixed assets and other intangibles related to the footprint optimization. We expect to substantially complete the program during the first half of 2023. During 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles.

Other income (expense), net

Other income (expense), net for 2022 was $(21.9) million of expense, compared to $(1.5) million of expense in 2021. The increase in other expense for 2022 is attributable to a $9.3 million unrealized investment loss for 2022 related to a controlled environment agriculture company we invested in as part of our previous Grow Tech segment, a $1.8 million increase in interest expense from the higher interest rates during the back half of 2022, and a $1.2 million increase in foreign currency losses from the strengthening of the U.S. dollar. The increase in expense also reflects a $18.1 million unrealized investment gain in 2021, which was partially offset by a $10.7 million loss on asset disposal in 2021.

Provision for income taxes

Provision (benefit) for income taxes decreased to $(15.8) million in 2022 from $85.2 million in 2021. Our effective tax rate decreased to (17.8)% of pre-tax income in 2022 from 36.6% in 2021. The decrease in the effective tax rate for 2022 is primarily due to the release of valuation allowance on foreign tax credits.

For 2023, we currently anticipate that our effective tax rate will be approximately 18-26%. Our actual 2023 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income

As a result of the foregoing factors, net income in 2022 decreased to $104.8 million, compared to $147.3 million in 2021.

2021 Compared to 2020

For a comparison of our operating results for 2021 compared to 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 46 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 16, 2022.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $108.1 million in cash from operations during 2022, compared to $141.6 million in cash from operations during 2021. The decrease in cash flow from operations primarily reflects higher payout of expenses associated with our 2021 and 2022 restructuring programs, partially offset by an approximate $40.3 million decline in inventory during 2022, compared to an increase in the prior year, as we continue to optimize inventory levels.

As of December 31, 2022, cash and cash equivalents, including current investments, were $278.5 million compared to $354.8 million as of December 31, 2021. The decrease in cash and cash equivalents during the year primarily reflects our quarterly dividend payments, repurchases of our stock, the purchases of property and equipment, and payment on liabilities associated with our 2021 and  2022 restructuring programs. Working capital as of December 31, 2022 was $400.6 million compared to $343.3 million as of December 31, 2021. The increase in working capital is attributable to our second quarter debt modification, which for 2022 resulted in a net $27.5 million of incremental borrowings, while shifting $82.5 million from current to long-term debt.

Cash requirements. For 2023, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-43% of our core Nu Skin revenue.  These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2023.  In addition, we expect our 2023 lease payments will be approximately $29.9 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $75-95 million for 2023.
●
Cash requirements for financing activities. In 2023 we are obligated to make a total of $15.0 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2023, approximating $19-20 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

For 2024 and onward, we currently expect the above material cash requirements will remain.  See Note 6 and Note 7 to the consolidated financial statements contained in this report for our future cash requirements related to our debt principal repayment and our maturities of lease liabilities.

We intend to fund the aforementioned cash requirements with our cash from operations and draw on our revolving credit facility, as needed, to address any short-term funding requirements.

Capital expenditures. Capital expenditures in 2022 totaled $59.1 million. As with 2022, we expect that the capital expenditures in 2023 will be primarily related to:

●	the expansion and upgrade of facilities in our various markets;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $75–95 million for 2023. We are currently expecting to complete construction of our new manufacturing plant in Mainland China in the first half of 2023. As of December 31, 2022, we have spent approximately $50.7 million on this project, including $13.4 million in 2022, and expect that our expenditures for this project will total approximately $54-56 million, including approximately $3-5 million during 2023.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2022, we had $10.0 million of outstanding borrowings under our revolving credit facility, and $395.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $2.5 million as of December 31, 2022, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2022, we were in compliance with all debt covenants under the Credit Agreement.

Modification of previous credit agreement. On June 14, 2022, we repaid our outstanding debt under our previous credit agreement, dated as of April 18, 2018, with several financial institutions as lenders and Bank of America, N.A., as administrative agent. We had indebtedness of $70.0 million on our revolver as of December 31, 2021, and $307.5 million on our term loan as of December 31, 2021.

Derivative instruments. As of December 31, 2022, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2022, we repurchased approximately 1.7 million shares of our Class A common stock under the plan for $70.0 million. As of December 31, 2022, $175.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. We paid quarterly cash dividends of $0.385 per share in March, June, September and December of 2022, for a total of $19.3 million, $19.4 million, $19.3 million and $19.0 million, respectively. In February 2023, our board of directors declared a quarterly cash dividend of $0.39 per share to be paid on March 8, 2023 to stockholders of record on February 27, 2023. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2022 and 2021, we held $278.5 million and $354.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $223.0 million and $274.9 million as of December 31, 2022 and 2021, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2022 and 2021, we had $33.4 million and $50.3 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2022 and 2021, we had $14.9 million and $11.3 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Sales Leaders, Paid Affiliates and/or Customers during the quarter and can skew year-over-year and sequential comparisons.

Recent Accounting Pronouncements

A description of new accounting pronouncements is contained in Note 2 to consolidated financial statements contained in this report.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2022, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2022, 2021 and 2020.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2022, and 2021, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2022 and 2021, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2022				2021
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	162.6	136.8	118.6	107.0	100.5	97.4	93.9	88.8
Australia	1.5	1.5	1.4	1.4	1.4	1.4	1.3	1.3
Canada	1.4	1.3	1.3	1.3	1.3	1.3	1.2	1.3
Colombia	4,826.4	4,379.4	3,929.8	3,891.6	3,882.7	3,840.4	3,690.7	3,560.4
Chile	915.8	930.6	840.9	809.1	827.4	773.6	716.8	724.0
Eurozone countries	1.0	1.0	0.9	0.9	0.9	0.8	0.8	0.8
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	15,553	14,933	14,536	14,344	14,274	14,373	14,393	14,202
Japan	140.8	138.1	129.5	116.2	113.6	110.1	109.5	106.0
Mainland China	7.1	6.8	6.6	6.3	6.4	6.5	6.5	6.5
Malaysia	4.6	4.5	4.3	4.2	4.2	4.2	4.1	4.1
Mexico	19.7	20.2	20.0	20.5	20.7	20.0	20.0	20.4
Philippines	57.2	56.3	52.7	51.6	50.4	50.2	48.2	48.3
Singapore	1.4	1.4	1.4	1.4	1.4	1.4	1.3	1.3
South Africa	17.6	17.0	15.5	15.2	15.4	14.6	14.1	15.0
South Korea	1,358.2	1,342.2	1,262.1	1,206.2	1,183.8	1,159.7	1,121.2	1,115.3
Taiwan	31.1	30.4	29.4	28.0	27.8	27.9	28.0	28.1
Thailand	36.2	36.4	34.5	33.0	33.3	32.9	31.4	30.3
Vietnam	24,303	23,463	23,081	22,770	22,780	22,889	23,041	23,052

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt.  As of December 31, 2022, we had $402.5 million outstanding on the term loan, net of unamortized debt issuance cost and outstanding borrowings on our revolving credit facility.  Our four interest rate swaps reduce our exposure to interest rate risk on our term loan by $200.0 million as of December 31, 2022.  As a result, the total variable debt of $202.5 million was exposed to market risks as of December 31, 2022. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.0 million.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$264,725	$339,593
Current investments	13,784	15,221
Accounts receivable, net	47,360	41,299
Inventories, net	346,183	399,931
Prepaid expenses and other	87,816	76,906
Total current assets	759,868	872,950

Property and equipment, net	444,806	453,674
Operating lease right-of-use assets	98,734	120,973
Goodwill	206,432	206,432
Other intangible assets, net	66,701	76,991
Other assets	244,429	175,460
Total assets	$1,820,970	$1,906,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,963	$49,993
Accrued expenses	280,280	372,201
Current portion of long-term debt	25,000	107,500
Total current liabilities	359,243	529,694

Operating lease liabilities	76,540	88,759
Long-term debt	377,466	268,781
Other liabilities	110,425	106,474
Total liabilities	923,674	993,708

Commitments and contingencies (Notes 7 and 16)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	613,278	601,703
Treasury stock, at cost – 41.1 million and 40.7 million shares	(1,569,061)	(1,526,860)
Accumulated other comprehensive loss	(86,509)	(73,896)
Retained earnings	1,939,497	1,911,734
Total stockholders’ equity	897,296	912,772
Total liabilities and stockholders’ equity	$1,820,970	$1,906,480

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,225,659	$2,695,669	$2,581,934
Cost of sales	630,915	675,223	658,028
Gross profit	1,594,744	2,020,446	1,923,906

Operating expenses:
Selling expenses	879,634	1,080,153	1,029,869
General and administrative expenses	555,769	654,431	636,473
Restructuring and impairment expenses	48,494	51,870	—
Total operating expenses	1,483,897	1,786,454	1,666,342

Operating income	110,847	233,992	257,564
Other income (expense), net (Note 17)	(21,877)	(1,533)	(1,332)

Income before provision for income taxes	88,970	232,459	256,232
Provision (benefit) for income taxes	(15,808)	85,193	64,877

Net income	$104,778	$147,266	$191,355

Net income per share:
Basic	$2.10	$2.93	$3.66
Diluted	$2.07	$2.86	$3.63

Weighted-average common shares outstanding (000s):
Basic	50,002	50,193	52,296
Diluted	50,525	51,427	52,765

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$104,778	$147,266	$191,355
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $536, $429, and $(299), respectively	(22,918)	(13,476)	19,708
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(3,519), $(1,166) and $(220), respectively	12,748	4,225	797
Less: Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $674, $(34), and $(5), respectively	(2,443)	123	19
	(12,613)	(9,128)	20,524
Comprehensive income	$92,165	$138,138	$211,879

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2020	$91	$557,544	$(1,324,826)	$(85,292)	$1,727,772	$875,289

Net income	—	—	—	—	191,355	191,355
Other comprehensive income, net of tax	—	—	—	20,524	—	20,524
Repurchase of Class A common stock (Note 8)	—	—	(144,334)	—	—	(144,334)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(1,803)	7,567	—	—	5,764
Stock-based compensation	—	24,060	—	—	—	24,060
Cash dividends	—	—	—	—	(78,387)	(78,387)
Balance at December 31, 2020	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	147,266	147,266
Other comprehensive loss, net of tax	—	—	—	(9,128)	—	(9,128)
Repurchase of Class A common stock (Note 8)	—	—	(80,420)	—	—	(80,420)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(1,292)	15,153	—	—	13,861
Stock-based compensation	—	23,194	—	—	—	23,194
Cash dividends	—	—	—	—	(76,272)	(76,272)
Balance at December 31, 2021	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	104,778	104,778
Other comprehensive loss, net of tax	—	—	—	(12,613)	—	(12,613)
Repurchase of Class A common stock (Note 8)	—	—	(70,045)	—	—	(70,045)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	(792)	27,844	—	—	27,052
Stock-based compensation	—	12,367	—	—	—	12,367
Cash dividends	—	—	—	—	(77,015)	(77,015)
Balance at December 31, 2022	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$104,778	$147,266	$191,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,506	76,320	73,991
Non-cash lease expense	44,518	48,704	46,163
Stock-based compensation	12,367	23,194	24,060
Foreign currency (gains)/losses	8,245	7,056	(287)
Loss on disposal of assets	33	13,026	3,209
Impairment of fixed assets and other intangibles	9,916	31,892	—
Unrealized (gain)/losses on equity investments	—	(18,077)	—
Deferred taxes	(51,626)	5,821	(11,914)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,449)	20,219	(11,207)
Inventories, net	40,314	(95,320)	(31,137)
Prepaid expenses and other	2,758	15,132	(153)
Other assets	3,099	(19,792)	(31,616)
Accounts payable	9,263	(13,279)	24,836
Accrued expenses	(120,833)	(104,992)	87,452
Other liabilities	(15,827)	4,412	14,389
Net cash provided by operating activities	108,062	141,582	379,141

Cash flows from investing activities:
Purchases of property and equipment	(59,056)	(68,615)	(63,823)
Proceeds on investment sales	5,932	15,094	14,037
Purchases of investments	(13,955)	(16,242)	(14,693)
Acquisitions (net of cash acquired)	—	(18,963)	(14,949)
Net cash used in investing activities	(67,079)	(88,726)	(79,428)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	27,052	13,861	5,764
Payment of cash dividends	(77,015)	(76,272)	(78,387)
Repurchase of shares of common stock	(70,045)	(80,420)	(144,334)
Finance lease principal payments	(1,919)	(1,871)	(709)
Payment of debt issuance cost	(5,077)	—	—
Payments on debt	(432,500)	(115,000)	(142,500)
Proceeds from debt	460,000	155,000	115,000
Net cash used in financing activities	(99,504)	(104,702)	(245,166)

Effect of exchange rate changes on cash	(16,347)	(11,244)	12,506

Net increase (decrease) in cash and cash equivalents	(74,868)	(63,090)	67,053

Cash and cash equivalents, beginning of period	339,593	402,683	335,630

Cash and cash equivalents, end of period	$264,725	$339,593	$402,683

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Mainland China;  Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; South Korea; Japan; Europe, Middle East and Africa (“EMEA”), which includes markets in Europe as well as Israel and South Africa; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation. The Company reclassified $12.0 million and $10.4 million of events and other miscellaneous selling costs from the general and administration expenses line to the selling expenses line on the consolidated statement of income for the years ended December 31, 2021 and 2020, respectively. The Company believes these costs are better reflected in selling expenses. The reclassification had no impact on operating income for the years ended December 31, 2021 and 2020.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Accounts receivable

Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for core Nu Skin consists primarily of credit card receivables, while accounts receivable for our Rhyz investments consists primarily of trade receivables from customer sales.  For the Company’s trade receivables from its Rhyz investment customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $37.3 million and $18.6 million as of December 31, 2022 and 2021, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Raw materials	$163,797	$179,891
Finished goods	182,386	220,040
Total inventory, net	$346,183	$399,931

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2022	2021	2020
Beginning balance	$18,643	$14,249	$12,295
Additions	43,286	31,300	15,952
Write-offs	(24,662)	(26,906)	(13,998)
Ending balance	$37,267	$18,643	$14,249

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Deferred charges	$11,748	$14,266
Prepaid income tax	9,333	2,784
Prepaid inventory and import costs	3,540	6,087
Prepaid rent, insurance and other occupancy costs	5,830	3,690
Prepaid promotion and event cost	2,395	4,382
Prepaid other taxes	8,768	9,333
Derivative financial instruments	9,156	557
Prepaid software license	17,463	17,041
Deposits	1,153	1,158
Other	18,430	17,608
Total prepaid expense and other	$87,816	$76,906

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on October 1. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”), requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. In fiscal years 2022 and 2020, a quantitative assessment was performed. The Company elected to perform the qualitative assessment during fiscal year 2021, and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units.   Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

The Company has historically evaluated its goodwill for impairment annually as of June 30 or more frequently if impairment indicators arose in accordance with ASC 350, “Intangibles - Goodwill and Other.” In the fourth quarter of 2021, the Company changed the date of its annual assessment of goodwill to October 1 for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as the new date of the assessment better aligns with the Company’s budgeting process and will create a more efficient and timely process surrounding the impairment tests. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. The Company has determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company prospectively applied the change in annual goodwill impairment testing date from October 1, 2021. No impairment was recognized during the years ended December 31, 2022 and 2020.

As discussed further in Note 20 of the Notes to Consolidated Financial Statements, during the fourth quarter of fiscal year 2021, the Company recognized an $18.2 million goodwill and intangibles impairment charge related to the Grow Tech segment, which was included in Restructuring and impairment expenses in the consolidated statement of income. During fiscal year 2022, the Company recorded a $1.7 million impairment of other intangibles.

The Company completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2022, and concluded that the fair value of the reporting units were determined to be in excess of its carrying amounts and no goodwill impairment charge was required. As of the October 1, 2022 testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future.  Although the Manufacturing reporting unit showed strong revenue growth in fiscal year 2020 and 2021, the fair value of the reporting unit in the current year was negatively impacted by an increase in the discount rate due to the current interest rate environment, and lower near-term revenue projections. Current projections used for the Manufacturing reporting unit reflect revenue growth attributable to the continued expansion of capacity, continued intercompany sales to Nu Skin, and the recent acquisition of new customers. While historical performance and current expectations have resulted in fair values of the Manufacturing reporting unit in excess of carrying values, if the assumptions are not realized an impairment charge may be recorded in the future.

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

Other assets
Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Deferred taxes	$89,770	$26,483
Deposits for noncancelable operating leases	13,872	17,121
Cash surrender value for life insurance policies	40,055	49,851
Right-of-use assets, Financing, net	14,259	6,477
Derivative financial instruments	10,582	6,033
Long-term investments	39,493	35,868
Other	36,398	33,627
Total other assets	$244,429	$175,460

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Accrued sales force commissions and other payments	$95,686	$139,793
Accrued other taxes	21,822	31,135
Accrued payroll and other employee expenses	37,650	53,641
Accrued payable to vendors	29,569	45,347
Short-term operating lease liability	29,376	33,427
Accrued royalties	845	1,095
Sales return reserve	3,359	3,513
Deferred revenue	27,053	33,139
Other	34,920	31,111
Total accrued expenses	$280,280	$372,201

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Deferred tax liabilities	$439	$2,385
Reserve for other tax liabilities	35,532	21,774
Liability for deferred compensation plan	44,427	54,213
Contingent consideration	6,364	10,341
Finance lease liabilities	12,140	5,318
Asset retirement obligation	5,978	5,408
Other	5,545	7,035
Total other liabilities	$110,425	$106,474

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $3.4 million and $3.5 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded sales returns of $31.6 million, $52.1 million and $49.5 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities was $18.7 million and $22.0 million as of December 31, 2022, and 2021, respectively. The contract liabilities impact to revenue for the years ended December 31, 2022, 2021 and 2020 was an increase of $3.3 million, decrease of $3.8 million and a decrease of $5.7 million, respectively.

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

Advertising expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. Advertising expense incurred for the years ended December 31, 2022, 2021 and 2020 totaled $14.5 million, $15.5 million and $14.7 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $23.3 million, $27.2 million and $23.3 million in 2022, 2021 and 2020, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  As of December 31, 2022, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2022, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination.  The company has applied for the CAP program for tax year 2023 and is currently waiting on approval from the IRS. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2019. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2022	2021	2020
Gross balance at January 1	$15,090	$17,620	$13,507
Increases related to prior year tax positions	6,768	4,146	2,958
Increases related to current year tax positions	5,485	1,794	3,302
Settlements	(2,590)	(5,494)	(1,091)
Decreases due to lapse of statutes of limitations	(95)	(2,409)	(1,377)
Currency adjustments	(1,559)	(567)	321
Gross balance at December 31	$23,099	$15,090	$17,620

At December 31, 2022, the Company had $23.1 million in unrecognized tax benefits of which $23.1 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2021, the Company had $15.1 million in unrecognized tax benefits of which $15.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $2.0 to $3.0 million.

During the years ended December 31, 2022, 2021 and 2020 the Company recognized $5.7 million, $1.6 million and $1.5 million, respectively in interest and penalties expenses related to uncertain tax positions. The Company had $12.4 million, $6.7 million and $5.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2022, 2021 and 2020, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated statements of income. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $102.0 million (net of tax of $8.1 million), $79.1 million (net of tax of $7.5 million), and $65.6 million (net of tax of $7.1 million), at December 31, 2022, 2021 and 2020, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2022, and 2021, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the years ended December 31, 2022, 2021 and 2020.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2022 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2022 and 2021, the fair value of debt was $405.0 million and $377.5 million, respectively. The estimated fair value of the Company’s debt is based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $12.4 million, $23.2 million and $24.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, these amounts reflect the reversal of $1.3, none, and none, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2022, 2021 and 2020, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In the second quarter of 2022, the Company elected the hedge accounting expedient that allows an update to the hedged risk in active hedging relationships without de-designation as the Company’s debt transitioned to SOFR. In the fourth quarter of 2022, the Company elected the hedge accounting expedient that allows an amendment to existing hedges without de-designation as the Company’s hedges transitioned to SOFR. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2022	2021
Land	$42,931	$45,027
Buildings	274,049	281,192
Construction in progress(1)	64,566	44,021
Furniture and fixtures	136,835	147,786
Computers and equipment	145,934	162,746
Leasehold improvements	114,633	129,675
Scanners	6,438	6,746
Vehicles	1,606	2,021
	786,992	819,214
Less: accumulated depreciation	(342,186)	(365,540)
	$444,806	$453,674

(1)
Construction in progress includes $20.5 million and $11.0 million as of December 31, 2022 and 2021, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $61.0 million, $62.9 million and $62.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded impairments of $8.2 million and $13.7 million for the years ended December 31, 2022 and 2021, respectively, in connection with our fiscal year 2022 and 2021 restructuring plans, see Note 20 – Restructuring and Severance Charges.

4.	Goodwill

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2022 and 2021 (U.S. dollars in thousands):

	December 31,
	2022	2021
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz Other	12,603	12,603
Total	$206,432	$206,432

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

5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2022	2021
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599

	December 31, 2022		December 31, 2021
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted- average Amortization Period
Scanner technology	$40,716	$40,716	$40,716	$40,716	18 years
Developed technology	43,841	27,365	43,841	24,697	14 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	7,860	4,200	8,989	3,827	9 years
Other	48,285	26,319	51,176	23,090	8 years
	$152,300	$110,198	$156,320	$103,928	13 years

Amortization of finite-life intangible assets totaled $9.7 million, $11.7 million and $9.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2023	$9,595
2024	9,108
2025	7,826
2026	6,222
2027	4,373

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment. In connection with the Company’s decision to exit the Grow Tech segment, a $3.8 million impairment charge related to other indefinite lived intangibles and a $5.2 million impairment charge related to other finite lived intangibles was recorded in the year ended December 31, 2021, see Note 20 for further discussion restructuring and impairment of the Grow Tech segment. During 2022, the Company recorded a $1.7 million impairment charge for other intangibles associated with our 2022 restructuring, see Note 20 for further discussion.

6.	Long-Term Debt

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

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2022, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2022 and 2021:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2022 (1)(2)	Balance as of December 31, 2021 (1)(2)	Interest Rate	Repayment Terms
2018 Credit Agreement term loan facility	$400.0 million	—	$307.5 million		Principal amount was paid in full during June 2022.

2018 Credit Agreement revolving credit facility		—	$70.0 million		Principal amount was paid in full during June 2022 and credit line was closed.

Credit Agreement term loan facility	$400.0 million	$395.0 million	—	Variable 30 day: 6.17%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$10.0 million	—	Variable 30 day: 6.17%	Revolving line of credit expires June 14, 2027.

(1)
As of December 31, 2022 and 2021, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $15.0 million and $37.5 million, respectively, of the balance of its term loan under the Credit Agreement and 2018 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.5 million and $1.2 million as of December 31, 2022 and 2021, respectively, related to the Credit Agreement and 2018 Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2022, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2023	$15,000
2024	20,000
2025	20,000
2026	20,000
2027	320,000
Thereafter	—
Total (1)	$395,000

(1)	The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $2.5 million, which is not reflected in this table.

7.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 22 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2022, the weighted average remaining lease term was 8.8 and 4.6 years for operating and finance leases, respectively. As of December 31, 2022, the weighted average discount rate was 3.3% and 3.5% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense
Operating lease cost	$39,682	$48,447	$51,828
Variable lease cost	6,061	5,734	4,366
Short-term lease cost	210	592	1,056
Sublease income	—	(5,663)	(5,052)
Finance lease expense
Amortization of right-of-use assets	2,371	2,398	1,023
Interest on lease liabilities	268	319	154
Total lease expense	$48,592	$51,827	$53,375

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating cash outflow from operating leases	$37,174	$51,570	$56,395
Operating cash outflow from finance leases	$243	$322	$138
Financing cash outflow from finance leases	$1,919	$1,871	$709
Right-of-use assets obtained in exchange for operating lease obligations	$34,026	$25,427	$82,662
Right-of-use assets obtained in exchange for finance lease obligations	$9,797	$74	$9,206

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$26,086	$3,836
2024	18,808	3,428
2025	13,338	3,371
2026	8,692	3,277
2027	7,690	2,933
Thereafter	42,385	—
Total	116,999	16,845
Less: Finance charges	15,542	1,362
Total principal liability	$101,457	$15,483

The Company has additional lease liabilities of $5.5 million which have not yet commenced as of December 31, 2022, and as such, have not been recognized on the consolidated balance sheets.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2022 and 2021, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2022	2021	2020
Basic weighted-average common shares outstanding	50,002	50,193	52,296
Effect of dilutive securities:
Stock awards and options	523	1,234	469
Diluted weighted-average common shares outstanding	50,525	51,427	52,765

For the years ended December 31, 2022, 2021 and 2020, other stock options totaling 0.1 million, 0.1 million and 0.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

Quarterly cash dividends for the years ended December 31, 2022 and 2021 totaled $77.0 million and $76.3 million or $0.385 per share in all quarters of 2022 and $0.38 for all quarters of 2021. The board of directors has declared a quarterly cash dividend of $0.39 per share of Class A common stock to be paid on March 8, 2023 to stockholders of record on February 27, 2023.

Repurchases of common stock

In July 2018, the Company’s board of directors approved a stock repurchase plan with an authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans. During the years ended December 31, 2022, 2021 and 2020, the Company purchased 1.7 million, 1.6 million and 5.1 million shares under the 2018 plan for $70.0 million, $80.4 million and $144.3 million, respectively. At December 31, 2022, $175.4 million was available for repurchases under the 2018 stock repurchase plan.

9.	Stock–Based Compensation

At December 31, 2022, the Company had the following stock-based employee compensation plans:

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

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

	December 31,
Stock Options:	2021	2020
Weighted-average grant date fair value of grants	$16.10	$8.59
Risk-free interest rate(1)	0.5%	1.4%
Dividend yield(2)	2.9%	2.9%
Expected volatility(3)	49.5%	40.7%
Expected life in months(4)	56 months	59 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.
(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.
(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – service based
Outstanding at December 31, 2021	538.2	$35.89
Granted	—	—
Exercised	(340.0)	33.15
Forfeited/cancelled/expired	(34.3)	54.45
Outstanding at December 31, 2022	163.9	37.69	0.35	$834
Exercisable at December 31, 2022	163.9	37.69	0.35	834

Options activity – performance based
Outstanding at December 31, 2021	2,220.1	$40.87
Granted	—	—
Exercised	(340.5)	31.14
Forfeited/cancelled/expired	(418.0)	50.66
Outstanding at December 31, 2022	1,461.6	40.30	3.89	$9,515
Exercisable at December 31, 2022	958.6	39.46	3.41	7,193

Options activity – all options
Outstanding at December 31, 2021	2,758.3	$39.90
Granted	—	—
Exercised	(680.5)	31.65
Forfeited/cancelled/expired	(452.3)	50.95
Outstanding at December 31, 2022	1,625.5	40.04	3.53	$10,349
Exercisable at December 31, 2022	1,122.5	39.20	2.96	8,027

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2022, 2021 and 2020, were as follows (U.S. dollars in thousands):

	December 31,
	2022	2021	2020
Cash proceeds from stock options exercised	$31,600	$14,435	$7,419
Tax benefit / (expense) realized for stock options exercised	229	807	(459)
Intrinsic value of stock options exercised	15,505	8,402	5,232

Nonvested restricted stock awards as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2021	884.9	$44.11

Granted	587.1	46.04
Vested	(326.6)	47.03
Forfeited	(192.4)	44.01

Nonvested at December 31, 2022	953.0	$44.28

Nonvested performance share units as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2021	—	$—

Granted	192.7	44.39
Vested	—	—
Forfeited	(12.5)	44.39

Nonvested at December 31, 2022	180.2	$44.39

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized none, none and $0.3 million of expense related to service condition stock options in 2022, 2021 and 2020, respectively; and recognized $14.3 million, $15.4 million and $13.9 million of expense related to service condition restricted stock units in 2022, 2021 and 2020, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $2.0 million of income, $7.8 million of expense and $9.9 million of expense related to performance stock options in 2022, 2021 and 2020, respectively; and no expense related to performance stock units in 2022, 2021 and 2020. The amount in 2022 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 0.1 years. As of December 31, 2022, there was $29.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$55,356	$—	$—	$55,356
Derivative financial instruments asset	—	19,738	—	19,738
Life insurance contracts	—	—	40,055	40,055
Contingent consideration	—	—	(6,364)	(6,364)
Total	$55,356	$19,738	33,691	$108,785

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$66,477	$—	$—	$66,477
Derivative financial instruments asset	—	6,590	—	6,590
Life insurance contracts	—	—	49,851	49,851
Contingent consideration	—	—	(10,341)	(10,341)
Total	$66,477	$6,590	$39,510	$112,577

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $4.9 million and $5.2 million as of December 31, 2022 and 2021, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$49,851	$45,453
Actual return on plan assets	(9,180)	5,153
Purchases and issuances	—	6,261
Sales and settlements	(616)	(7,016)
Ending balance at December 31	$40,055	$49,851

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2022	2021
Beginning balance at January 1	$(10,341)	$(3,125)
Additions from acquisitions	—	(8,702)
Changes in fair value of contingent consideration	3,977	1,486
Ending balance at December 31	$(6,364)	$(10,341)

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million as of December 31, 2022 and 2021. During the year ended December 31, 2021, the Company made an additional investment of $5.0 million. During the year ended December 31, 2021, the Company recognized $18.1 million of upward fair value adjustments, based on the third quarter of 2021 valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other income (expense), net on the consolidated statement of income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a level 2 fair value measurement.

11.	Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2022, 2021 and 2020 (U.S. dollars in thousands):

	2022	2021	2020
U.S.	$24,411	$45,371	$71,138
Foreign	64,559	187,088	185,094
Total	$88,970	$232,459	$256,232

The provision for current and deferred taxes for the years ended December 31, 2022, 2021 and 2020 consists of the following (U.S. dollars in thousands):

	2022	2021	2020
Current
Federal	$—	$—	$—
State	1,515	1,458	1,629
Foreign	34,117	77,393	77,079
	35,632	78,851	78,708
Deferred
Federal	(65,733)	3,705	(14,430)
State	(1,239)	(38)	(563)
Foreign	15,532	2,675	1,162
	(51,440)	6,342	(13,831)
Provision for income taxes	$(15,808)	$85,193	$64,877

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Inventory differences	$41,127	$5,859
Foreign tax credit and other foreign benefits	51,273	69,401
Stock-based compensation	5,981	9,392
Accrued expenses not deductible until paid	37,181	36,401
Foreign currency exchange	—	605
Net operating losses	12,773	9,479
Capitalized research and development	26,406	22,962
R&D credit carryforward	1,795	1,451
Other	242	34
Gross deferred tax assets	176,778	155,584
Deferred tax liabilities:
Foreign currency exchange	3,225	—
Foreign withholding taxes	15,375	15,412
Intangibles step-up	4,446	4,446
Overhead allocation to inventory	3,504	3,373
Amortization of intangibles	21,211	21,936
Other	6,129	6,133
Gross deferred tax liabilities	53,890	51,300
Valuation allowance	(33,557)	(80,186)
Deferred taxes, net	$89,331	$24,098

At December 31, 2022, the Company had foreign operating loss carryforwards of $35.4 million for tax purposes, which will be available to offset future taxable income. If not used, $18.6 million of carryforwards will expire between 2023 and 2042, while $16.8 million do not expire. A valuation allowance has been placed on foreign operating loss carryforwards of $34.8 million, tax effected the valuation on the net operating loss is $12.7 million. In addition, a valuation allowance of $19.1 million has been recorded on a portion of the foreign tax credit carryforwards which will expire between 2028 and 2031, and all of the R&D credit carryforward of $1.8 million which will expire between 2036 and 2041.

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

Valuation allowances have been recognized for a portion of the foreign tax credit, the foreign net operating loss carryforwards, and the R&D credit carryforward.  During 2022, the Company made an election to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code (“IRC”) Section 263A. This method change allows the Company to utilize a portion of its tax attributes related to foreign tax credits in the United States that were previously fully reserved. The impact of the method change is approximately $51.3 million from the utilization of foreign tax credits and the release of valuation allowances. This change only impacts a portion of the Company’s foreign tax credit carryforwards and the Company will maintain a valuation allowance against the remaining balance of foreign tax credit carryforwards. The remaining valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the remaining foreign tax credits, the foreign net operating losses, or the R&D credit carryforward, the valuation allowance will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2022, 2021 and 2020 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Balance at the beginning of period	$80,186		$67,340		$77,042
Additions charged to cost and expenses	3,231	(1)	12,674	(4)	2,154	(6)
Decreases	(50,315	)(2)	—	(5)	(12,100	)(7)
Adjustments	455	(3)	172	(3)	244	(3)
Balance at the end of the period	$33,557		$80,186		$67,340

(1)	Increase in valuation is due primarily to net operating losses in foreign markets.
(2)	The decrease was due to utilization of $18.1 million of foreign tax credits and the valuation allowance release of $32.2 million foreign tax credits.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)
Increase in valuation is primarily due to $11.9 million that was recorded on the foreign tax credit carryforward due to the disposal of the Company’s Grow Tech segment. The additional amount is due to net operating losses in foreign markets.

(5)	No decreases in 2021.
(6)	Increase in valuation is due primarily to net operating losses in foreign markets.
(7)	The decrease was due primarily to the utilization of foreign tax credits that had previously had a valuation allowance recorded against the asset.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2022	2021
Net noncurrent deferred tax assets	$89,770	$26,483
Net noncurrent deferred tax liabilities	439	2,385
Deferred taxes, net	$89,331	$24,098

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2022, 2021 and 2020 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income taxes at statutory rate	21.00%	21.00%	21.00%
Excess tax benefit from equity award	(0.12)%	(0.19)%	0.70%
Deferred compensation	2.18%	(0.46)%	(0.30)%
Executive salary limitation	2.06%	0.47%	0.04%
Non-U.S. income taxed at different rates	4.78%	6.06%	3.37%
Foreign withholding taxes	(0.73)%	4.71%	5.21%
Change in reserve for uncertain tax positions	17.69%	(0.06)%	1.98%
Valuation allowance recognized foreign tax credit & others	(56.17)%	5.12%	(4.59)%
Foreign-Derived Intangible Income (FDII)	(8.14)%	(0.87)%	(2.78)%
Other	(0.32)%	0.87%	0.69%
	(17.77)%	36.65%	25.32%

The decrease in effective tax rate for the 2022 was primarily due to the Company making an election to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code (“IRC”) Section 263A. This method change allows the Company to utilize a portion of its tax attributes related to foreign tax credits in the United States that were previously fully reserved. The increase in the effective tax rate for 2021 was primarily caused by the disposal of the Company’s Grow Tech segment which reduced the utilization of foreign tax credits and increased the Company’s valuation allowance.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2022. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2022, 2021, and 2020 the Company provided matching contributions of up to 4% of employees’ compensation each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $3.8 million, $4.8 million and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2022, 2021 and 2020, the Company did not make any additional discretionary contributions.

13.	Deferred Compensation Plan

The Company has a deferred compensation plan for select management personnel, highly compensated employees, and members of the Company’s board of directors. Under this plan, the Company may make discretionary contributions to participants’ deferred compensation accounts; prior to 2021, the Company historically contributed 10% of base salary for participants above a specified job level. In addition, each participant has the option to defer a portion of their compensation up to a maximum of 80% of their base salary and 100% of their bonuses or director fees. Participant contributions are immediately vested. Company contributions made on or prior to December 31, 2020 will vest 50% after ten years of service and 5% each year of service thereafter. In addition, any unvested company contributions will fully vest on the earlier of: (a) the participant attaining 60 years of age; and (b) death or disability.

Effective January 1, 2021, the Company amended its deferred compensation plan. Under the revision, the Company shall make matching contributions up to 5% of base salary for participants above a specified job level. The revision continues to authorize the Company to make discretionary contributions to participants’ deferred compensation accounts. In view of the opportunity to receive a 5% match, the Company reduced its discretionary contributions to 5% of base salary each year, though the Company is not obligated to make these contributions.  Under the revision, the amounts contributed by the Company, adjusted for earnings and losses thereon, will vest 20% per year over five years, subject to acceleration upon the occurrence of certain events, including the completion of at least ten years of employment above a specified job level. All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times.

The Company recorded compensation expense of $2.3 million, $4.0 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $44.4 million and $54.2 million for the years ended December 31, 2022 and 2021, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheets of $40.1 million and $49.9 million for the years ended December 31, 2022 and 2021, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9.2 million will be reclassified as a reduction to interest expense.

As of December 31, 2022, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
		December 31,
Derivatives in Cash Flow Hedging Relationships:	Balance Sheet Location	2022	2021
Interest Rate Swap - Asset	Prepaid expenses and other	$9,156	$557
Interest Rate Swap - Asset	Other assets	$10,582	$6,033

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2022	2021	2020
Interest Rate Swaps	$16,267	$5,391	$1,017

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2022	2021	2020
Interest Rate Swaps	Other income (expense), net	$3,117	$(157)	$(24)

15.	Segment Information

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

Prior year segment information has been recast to reflect the fourth quarter of 2021 exit of the Grow Tech segment, which has been recast to Corporate and other expense. Prior year segment information has been recast to reflect the move of the Pacific components from the “America/Pacific” operating segments to the “Southeast Asia/Pacific” operating segment to comply with current segment presentation. Prior year segment information has been recast for a first quarter of 2021 change in the Company’s transfer pricing policies in the Americas segment, the 2020 Americas and Corporate and other segment contribution has been recast to conform with the new policy.  Consolidated financial information is not affected.

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

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
Nu Skin
Americas	$508,537	$547,755	$453,022
Mainland China	360,389	568,774	625,538
Southeast Asia/Pacific	344,411	336,651	361,627
South Korea	268,707	354,252	326,478
Japan	224,896	266,216	273,681
EMEA	204,275	283,200	230,246
Hong Kong/Taiwan	157,197	162,611	161,117
Nu Skin Other	3,959	3,653	886
Total Nu Skin	2,072,371	2,523,112	2,432,595
Rhyz Investments
Manufacturing (1)	149,458	172,120	149,339
Rhyz Other	3,830	437	—
Total Rhyz Investments	153,288	172,557	149,339
Total	$2,225,659	$2,695,669	$2,581,934

(1)
The Manufacturing segment had $69.2 million, $84.5 million and $39.4 million of intersegment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
Nu Skin
Americas	$110,522	$116,265	$86,386
Mainland China	72,362	151,645	181,024
Southeast Asia/Pacific	85,827	81,779	87,753
South Korea	81,804	114,034	100,933
Japan	54,976	67,511	68,027
EMEA	21,446	41,988	24,078
Hong Kong/Taiwan	35,253	37,330	33,466
Nu Skin contribution	462,190	610,552	581,667
Rhyz Investments
Manufacturing	3,570	18,346	21,168
Rhyz Other	(6,180)	(1,813)	—
Rhyz Investments contribution	(2,610)	16,533	21,168
Total segment contribution	459,580	627,085	602,835
Corporate and other	(348,733)	(393,093)	(345,271)
Operating income	110,847	233,992	257,564
Other income (expense)	(21,877)	(1,533)	(1,332)
Income before provision for income taxes	$88,970	$232,459	$256,232

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
Nu Skin
Americas	$591	$871	$984
Mainland China	12,177	13,345	11,056
Southeast Asia/Pacific	1,500	1,450	1,670
South Korea	1,616	3,279	3,620
Japan	1,011	906	1,876
EMEA	854	1,106	1,017
Hong Kong/Taiwan	3,743	3,637	2,912
Total Nu Skin	21,492	24,594	23,135
Rhyz Investments
Manufacturing	13,838	11,765	8,081
Rhyz Other	2,368	1,579	—
Total Rhyz Investments	16,206	13,344	8,081
Corporate and other	34,808	38,382	42,775
Total	$72,506	$76,320	$73,991

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
Nu Skin
Americas	$204	$714	$1,061
Mainland China	10,692	24,382	19,363
Southeast Asia/Pacific	263	1,330	2,197
South Korea	727	854	1,420
Japan	225	194	3,128
EMEA	1,612	1,242	1,875
Hong Kong/Taiwan	3,338	736	708
Total Nu Skin	17,061	29,452	29,752
Rhyz Investments
Manufacturing	7,301	14,022	14,366
Rhyz Other	—	—	—
Total Rhyz Investments	7,301	14,022	14,366
Corporate and other	34,694	25,141	19,705
Total	$59,056	$68,615	$63,823

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

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
United States	$537,081	$540,253	$425,155
Mainland China	360,389	568,774	625,538
South Korea	268,707	354,252	326,478
Japan	224,896	266,216	273,681
All others	834,586	966,174	931,082
Total	$2,225,659	$2,695,669	$2,581,934

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
Beauty	$1,069,714	$1,442,659	$1,491,803
Wellness	992,338	1,062,549	922,553
Other	163,607	190,461	167,578
Total	$2,225,659	$2,695,669	$2,581,934

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(U.S. dollars in thousands)	2022	2021	2020
United States	$343,482	$335,020	$348,028
Mainland China	132,148	149,124	152,312
South Korea	30,867	25,364	39,104
Japan	18,011	23,929	31,085
All others	33,291	47,687	62,141
Total	$557,799	$581,124	$632,670

16.	Commitments and Contingencies

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

Other income (expense), net was $21.9 million, $1.5 million and $1.3 million of expense in 2022, 2021 and 2020, respectively. Other income (expense), net includes $13.5 million, $11.0 million and $13.1 million in interest expense during 2022, 2021 and 2020, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest totaled $14.5 million, $8.6 million and $11.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash paid for income taxes totaled $42.1 million, $96.0 million and $56.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

19.	Acquisitions

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

In 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment has been operating as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. The restructuring charges were recorded in the Grow Tech segment. As of December 31, 2021, the $20.0 million liability related to cash charges was recorded within Accrued expenses. During 2022, the Company incurred $5.0 million in incremental cash charges associated with the exit activities and legal settlements. During 2022, the Company made cash payments of $20.0 million, leaving a restructuring accrual of $5.0 million as of December 31, 2022.

In the third quarter of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company estimates total charges under the program will approximate $50–$55 million, with $40–$45 million in cash charges of severance and lease termination cost and approximately $10 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. The Company expects to substantially complete the program during the first half of 2023. During 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million.

Restructuring expense by segment

(U.S. dollars in thousands)	Year Ended December 31, 2022

Nu Skin
Americas	$1,687
Mainland China	13,181
Southeast Asia/Pacific	1,809
South Korea	1,533
Japan	699
EMEA	2,143
Hong Kong/Taiwan	2,464
Total Nu Skin	23,516
Rhyz Investments
Manufacturing	401
Rhyz other	—
Total Rhyz Investments	401
Corporate and other	19,577
Total	$43,494

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Income Taxes

As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded a benefit for income taxes of $16 million for the year ended December 31, 2022 and reported $89 million in deferred tax assets net of a valuation allowance of $34 million and $54 million in deferred tax liabilities. The Company also reported uncertain tax positions of $23 million as of December 31, 2022. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

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
February 15, 2023
We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2022, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2022 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

3.4	Fourth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2017).

*4.1	Specimen Form of Stock Certificate for Class A Common Stock.

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

10.1
Amended and Restated Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of June 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2022).

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

#10.6
Form of Second Amended and Restated 2010 Plan Stock Option Grant Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed February 27, 2017).

#10.7
Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

#10.8
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

#10.10	Third Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

*#10.11	Form of Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.12	Form of Third Amended and Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

*#10.13	Form of Third Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement.

#10.14
Form of Third Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 11, 2021).

#10.15
Nu Skin Enterprises, Inc. 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed February 23, 2011).

#10.16
Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 16, 2022).

#10.17
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

*#10.18	Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of January 4, 2023.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 15, 2023.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ryan. S. Napierski
Ryan S. Napierski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2023.

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