Form 10-Q
period 2023-03-31
NU SKIN ENTERPRISES, INC.
filed 2023-05-04
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 30, 2023, 49,905,275 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2023

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$229,941	$264,725
Current investments	16,774	13,784
Accounts receivable, net	60,008	47,360
Inventories, net	366,537	346,183
Prepaid expenses and other	100,302	87,816
Total current assets	773,562	759,868

Property and equipment, net	437,986	444,806
Operating lease right-of-use assets	98,683	98,734
Goodwill	206,432	206,432
Other intangible assets, net	64,711	66,701
Other assets	243,271	244,429
Total assets	$1,824,645	$1,820,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,494	$53,963
Accrued expenses	275,774	280,280
Current portion of long-term debt	47,500	25,000
Total current liabilities	372,768	359,243

Operating lease liabilities	78,776	76,540
Long-term debt	372,609	377,466
Other liabilities	107,522	110,425
Total liabilities	931,675	923,674

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	611,483	613,278
Treasury stock, at cost – 40.7 million and 41.1 million shares	(1,559,080)	(1,569,061)
Accumulated other comprehensive loss	(91,005)	(86,509)
Retained earnings	1,931,481	1,939,497
Total stockholders’ equity	892,970	897,296
Total liabilities and stockholders’ equity	$1,824,645	$1,820,970

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$481,462	$604,899
Cost of sales	133,588	161,499
Gross profit	347,874	443,400

Operating expenses:
Selling expenses	188,124	242,699
General and administrative expenses	133,899	148,556
Restructuring and impairment expenses	9,787	—
Total operating expenses	331,810	391,255

Operating income	16,064	52,145
Other income (expense), net	(1,476)	(1,453)

Income before provision for income taxes	14,588	50,692
Provision for income taxes	3,212	11,976

Net income	$11,376	$38,716

Net income per share (Note 6):
Basic	$0.23	$0.77
Diluted	$0.23	$0.76

Weighted-average common shares outstanding (000s):
Basic	49,644	49,991
Diluted	50,058	51,066

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$11,376	$38,716

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(68) and $(7) for the three months ended March 31, 2023 and 2022, respectively	(2,139)	(1,960)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $175 and $(1,743) for the three months ended March 31, 2023 and 2022, respectively	(635)	6,314
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $475 and $(4) for the three months ended March 31, 2023 and 2022, respectively	(1,722)	14
	(4,496)	4,368
Comprehensive income	$6,880	$43,084

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	11,376	11,376
Other comprehensive loss, net of tax	—	—	—	(4,496)	—	(4,496)
Repurchase of Class A common stock (Note 6)	—	—	—	—	—	—
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(5,797)	9,981	—	—	4,184
Stock-based compensation	—	4,002	—	—	—	4,002
Cash dividends	—	—	—	—	(19,392)	(19,392)
Balance at March 31, 2023	$91	$611,483	$(1,559,080)	$(91,005)	$1,931,481	$892,970

	For the Three Months Ended March 31, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	38,716	38,716
Other comprehensive income, net of tax	—	—	—	4,368	—	4,368
Repurchase of Class A common stock (Note 6)	—	—	(10,006)	—	—	(10,006)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(6,572)	10,088	—	—	3,516
Stock-based compensation	—	4,127	—	—	—	4,127
Cash dividends	—	—	—	—	(19,293)	(19,293)
Balance at March 31, 2022	$91	$599,258	$(1,526,778)	$(69,528)	$1,931,157	$934,200

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,376	$38,716
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	16,983	17,130
Non-cash lease expense	8,566	10,581
Stock-based compensation	4,002	4,127
Foreign currency (gains)/losses	(2,102)	370
(Gain)/loss on disposal of assets	(17)	517
Deferred taxes	(72)	3,292
Changes in operating assets and liabilities:
Accounts receivable, net	(15,336)	(12,463)
Inventories, net	(19,734)	17,212
Prepaid expenses and other	(12,895)	(18,110)
Other assets	(864)	941
Accounts payable	(4,495)	(5,663)
Accrued expenses	(4,129)	(40,270)
Other liabilities	(3,360)	(8,839)
Net cash (used in) / provided by operating activities	(22,077)	7,541

Cash flows from investing activities:
Purchases of property and equipment	(11,487)	(10,279)
Proceeds on investment sales	4,986	4,076
Purchases of investments	(8,195)	(3,930)
Net cash used in investing activities	(14,696)	(10,133)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	4,184	3,516
Payment of cash dividends	(19,392)	(19,293)
Repurchases of shares of common stock	—	(10,006)
Finance lease principal payments	(912)	(476)
Payments of debt	(2,500)	(7,500)
Proceeds from debt	20,000	—
Net cash provided by/(used in) financing activities	1,380	(33,759)

Effect of exchange rate changes on cash	609	(1,026)

Net decrease in cash and cash equivalents	(34,784)	(37,377)

Cash and cash equivalents, beginning of period	264,725	339,593

Cash and cash equivalents, end of period	$229,941	$302,216

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2022 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024. The amendments in ASU 2020-04 are elective and are effective upon issuance for all entities. The Company had previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In the second quarter of 2022, the Company elected the hedge accounting expedient that allows an update to the hedged risk in active hedging relationships without de-designation as the Company’s debt transitioned to the Secured Overnight Financing Rate (“SOFR”). In the fourth quarter of 2022, the Company elected the hedge accounting expedient that allows an amendment to existing hedges without de-designation as the Company’s hedges transitioned to SOFR. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$175,579	$163,797
Finished goods	190,958	182,386
Total Inventory, net	$366,537	$346,183

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2023 and December 31, 2022 was $17.4 million and $18.7 million, respectively. The contract liabilities impact to revenue for the three-month periods ended March 31, 2023, and 2022 was an increase of $1.3 million and an increase of $1.2 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The Company completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2022, and concluded that the fair value of the reporting units were determined to be in excess of its carrying amounts and no goodwill impairment charge was required. As of the October 1, 2022 testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit's fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the goodwill impairment tests will prove to be an accurate prediction of the future.  Although the Manufacturing reporting unit showed strong revenue growth in fiscal year 2020 and 2021, the fair value of the reporting unit in 2022 was negatively impacted by an increase in the discount rate due to the current interest rate environment, and lower near-term revenue projections. Current projections used for the Manufacturing reporting unit reflect revenue growth attributable to the continued expansion of capacity, continued intercompany sales to Nu Skin, and the recent acquisition of new customers. While historical performance and current expectations have resulted in fair values of the Manufacturing reporting unit in excess of carrying values, if the assumptions are not realized an impairment charge may be recorded in the future.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2023 and December 31, 2022 (U.S. dollars in thousands):

	March 31, 2023	December 31, 2022
Nu Skin
Americas	$9,449	$9,449
South Korea	29,261	29,261
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
Japan	16,019	16,019
EMEA	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz Other	12,603	12,603
Total	$206,432	$206,432

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect.  The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of March 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2023 and December 31, 2022:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2023 (1)(2)	Balance as of December 31, 2022 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$392.5 million	$395.0 million	Variable 30 day: 6.91%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$30.0 million	$10.0 million	Variable 30 day: 6.83%	Revolving line of credit expires June 14, 2027.

(1)
As of March 31, 2023 and December 31, 2022, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $17.5 million and $15.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.4 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of March 31, 2023, the weighted average remaining lease term was 8.8 and 4.4 years for operating and finance leases, respectively. As of March 31, 2023, the weighted average discount rate was 3.3% and 3.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expense
Operating lease cost	$8,161	$10,439
Variable lease cost	1,075	1,157
Short-term lease cost	—	30
Finance lease expense
Amortization of right-of-use assets	1,000	556
Interest on lease liabilities	134	66
Total lease expense	$10,370	$12,248

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash outflow from operating leases	$8,150	$10,405
Operating cash outflow from finance leases	$132	$68
Financing cash outflow from finance leases	$912	$476
Right-of-use assets obtained in exchange for operating lease obligations	$7,981	$23,730
Right-of-use assets obtained in exchange for finance lease obligations	$520	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2023	$18,542	$2,875
2024	20,249	3,474
2025	14,916	3,400
2026	10,241	3,305
2027	7,885	2,953
Thereafter	43,851	—
Total	115,684	16,007
Less: Finance charges	15,200	1,269
Total principal liability	$100,484	$14,738

The Company has additional lease liabilities of $1.3 million which have not yet commenced as of March 31, 2023, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2023 and 2022, the only dilutive common shares outstanding relate to the Company’s outstanding stock awards and options. For the three-month periods ended March 31, 2023 and 2022, stock options of 0.1 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2023, the Company’s board of directors declared a quarterly cash dividend of $0.39 per share. This quarterly cash dividend of $19.4 million was paid on March 8, 2023 to stockholders of record on February 27, 2023. In April 2023, the board of directors declared a quarterly cash dividend of $0.39 per share to be paid on June 7, 2023 to stockholders of record on May 26, 2023.

Repurchase of common stock

During the three-month periods ended March 31, 2023 and 2022, the Company repurchased zero and 0.2 million shares of its Class A common stock under its stock repurchase plans for zero and $10.0 million, respectively.  As of March 31, 2023, $175.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$46,632	$—	$—	$46,632
Derivative financial instruments asset	—	16,731	—	16,731
Life insurance contracts	—	—	42,053	42,053
Contingent consideration	—	—	(6,271)	(6,271)
Total	$46,632	$16,731	$35,782	$99,145

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$55,356	$—	$—	$55,356
Derivative financial instruments asset	—	19,738	—	19,738
Life insurance contracts	—	—	40,055	40,055
Contingent consideration	—	—	(6,364)	(6,364)
Total	$55,356	$19,738	$33,691	$108,785

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$40,055	$49,851
Actual return on plan assets	1,998	(3,401)
Ending balance at March 31	$42,053	$46,450

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$(6,364)	$(10,341)
Changes in fair value of contingent consideration	93	115
Ending balance at March 31	$(6,271)	$(10,226)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of March 31, 2023 and December 31, 2022. During the three months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the first quarter of 2023 was $3.2 million, compared to $12.0 million for the prior-year period. The effective tax rates for the first quarter 2023 was 22.0% of pre-tax income compared to 23.6% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $91.8 million and $89.3 million as of March 31, 2023 and December 31, 2022, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2022. If the amount designated as indefinitely reinvested as of December 31, 2022 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2022, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2023, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax year 2022, the Company has accepted an invitation to participate in the IRS’s new pilot program, Bridge Plus. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2019. Foreign jurisdictions have varying lengths of statues of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $3.0 to $4.0 million.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2023, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.8 million will be reclassified as a reduction to interest expense.

As of March 31, 2023 and December 31, 2022, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest Rate Swap - Asset	Prepaid expenses and other	$8,814	$9,156
Interest Rate Swap - Asset	Other assets	$7,917	$10,582

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
Derivatives in Cash flow	March 31,
Hedging Relationships:	2023	2022
Interest Rate Swaps	$(810)	$8,057

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
Derivatives in Cash flow	Income Statement	March 31,
Hedging Relationships:	Location	2023	2022
Interest Rate Swaps	Other income (expense), net	$2,197	$(18)

10.	Segment Information

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

In the first quarter of 2023, the Company adjusted how it allocates certain corporate overhead costs to the segments. The prior-year segment information has been recast to comply with current presentation. Consolidated financial information is not affected.

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Nu Skin
Americas	$101,157	$123,580
South Korea	70,324	72,133
Mainland China	67,976	124,495
Southeast Asia/Pacific	67,810	90,236
Japan	52,606	61,791
EMEA	47,444	52,968
Hong Kong/Taiwan	34,548	38,494
Other	(115)	620
Total Nu Skin	441,750	564,317
Rhyz Investments
Manufacturing (1)	35,767	40,341
Rhyz other	3,945	241
Total Rhyz Investments	39,712	40,582
Total	$481,462	$604,899

(1)
The Rhyz Investments Manufacturing segment had $11.8 million and $14.6 million of intersegment revenue for the three-month period ended March 31, 2023 and 2022, respectively.  Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Nu Skin
Americas	$16,250	$21,951
South Korea	23,575	21,998
Mainland China	13,612	28,995
Southeast Asia/Pacific	12,471	20,996
Japan	12,908	14,420
EMEA	3,638	2,622
Hong Kong/Taiwan	7,834	8,086
Nu Skin contribution	90,288	119,068
Rhyz Investments
Manufacturing	(1,373)	3,292
Rhyz other	(1,960)	(1,046)
Total Rhyz Investments	(3,333)	2,246
Total segment contribution	86,955	121,314
Corporate and other	(70,891)	(69,169)
Operating income	16,064	52,145
Other income (expense), net	(1,476)	(1,453)
Income before provision for income taxes	$14,588	$50,692

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Nu Skin
Americas	$66	$199
South Korea	453	388
Mainland China	2,775	2,884
Southeast Asia/Pacific	280	381
Japan	1,054	277
EMEA	282	230
Hong Kong/Taiwan	453	691
Total Nu Skin	5,363	5,050
Rhyz Investments
Manufacturing	3,424	3,330
Rhyz other	592	592
Total Rhyz Investments	4,016	3,922
Corporate and other	7,604	8,158
Total	$16,983	$17,130

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Nu Skin
Americas	$100	$42
South Korea	154	362
Mainland China	4,035	4,068
Southeast Asia/Pacific	64	68
Japan	5	—
EMEA	119	393
Hong Kong/Taiwan	260	263
Total Nu Skin	4,737	5,196
Rhyz Investments
Manufacturing	1,481	1,208
Rhyz other	—	—
Total Rhyz Investments	1,481	1,208
Corporate and other	5,269	3,875
Total	$11,487	$10,279

11.	Commitments and Contingencies

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

In 2021, the Company determined to exit the Grow Tech segment, to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment has been operating as part of the Company's Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. The restructuring charges were recorded in our previous Grow Tech segment, which has been recast to Corporate & Other. During the first three quarters of 2022, the Company made cash payments totaling $20.0 million, with $11.6 million in the first quarter of 2022. During the fourth quarter of 2022, the Company incurred $5.0 million in incremental charges to be settled in cash associated with the exit activities and legal settlements, leaving an ending accrual of $5.0 million as of December 31, 2022. The Company paid this amount during the first quarter of 2023, leaving no restructuring accrual related to our exit of the Grow Tech segment as of March 31, 2023.

In the third quarter of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company estimates total charges under the program will approximate $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. The Company expects to substantially complete the program during the first half of 2023. During the back half of 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million. During the first quarter of 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. During the first quarter of 2023, the Company made cash payments of $7.9 million related to this global program, leaving an ending restructuring accrual of $11.9 million.

Restructuring expense by segment

(U.S. dollars in thousands)	Three Months Ended March 31, 2023
Nu Skin
Americas	$918
South Korea	422
Mainland China	1,352
Southeast Asia/Pacific	131
Japan	1,515
EMEA	(113)
Hong Kong/Taiwan	(201)
Total Nu Skin	4,024
Rhyz Investments
Manufacturing	13
Rhyz other	—
Total Rhyz Investments	13
Corporate and other	5,750
Total	$9,787

13.	Subsequent Events

On April 29, 2023, the Company acquired 60 percent of LifeDNA, Inc. (“LifeDNA”), a DNA assessment company. Consideration paid included $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. Due to the timing of the acquisition, the initial accounting for the acquisition is incomplete.  As such, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2022 fiscal year and in any of our subsequent Securities and Exchange Commission filings.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2022 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended March 31, 2023 decreased 20% to $481.5 million, compared to $604.9 million in the prior-year period.  Our revenue in the first quarter of 2023 was negatively impacted 4% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 18%, 12% and 17%, respectively, on a year-over-year basis.

The declines for the three-month period ended March 31, 2023 were largely driven by the continued macroeconomic challenges we’ve been facing in our markets. We remain optimistic as we continue the product launch of our new personalized approach to weight management with ageLOC TRMe in several markets, along with our next smart connected device system, for which we plan to begin our launch process in the back half of the year.

Earnings per share for the first quarter of 2023 decreased 70% to $0.23, compared to $0.76 in the prior-year period. The decrease in earnings per share for the quarter is primarily driven by the decline in revenue along with $9.8 million of restructuring charges.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, South Korea, Mainland China, Southeast Asia/Pacific, Japan, EMEA and Hong Kong/Taiwan —and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant- Currency
	2023	2022	Change	Change(1)
Nu Skin
Americas	$101,157	$123,580	(18)%	(15)%
South Korea	70,324	72,133	(3)%	3%
Mainland China	67,976	124,495	(45)%	(41)%
Southeast Asia/Pacific	67,810	90,236	(25)%	(21)%
Japan	52,606	61,791	(15)%	(3)%
EMEA	47,444	52,968	(10)%	(6)%
Hong Kong/Taiwan	34,548	38,494	(10)%	(5)%
Other	(115)	620	(119)%	(119)%
Total Nu Skin	441,750	564,317	(22)%	(17)%
Rhyz Investments
Manufacturing	35,767	40,341	(11)%	(11)%
Rhyz other	3,945	241	1,537%	1,537%
Total Rhyz Investments	39,712	40,582	(2)%	(2)%
Total	$481,462	$604,899	(20)%	(16)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast due to a change in how we allocate certain corporate costs. Consolidated financial information was not affected. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2023	2022	Change
Nu Skin
Americas	$16,250	$21,951	(26)%
South Korea	23,575	21,998	7%
Mainland China	13,612	28,995	(53)%
Southeast Asia/Pacific	12,471	20,996	(41)%
Japan	12,908	14,420	(10)%
EMEA	3,638	2,622	39%
Hong Kong/Taiwan	7,834	8,086	(3)%
Total Nu Skin	90,288	119,068	(24)%
Rhyz Investments
Manufacturing	(1,373)	3,292	(142)%
Rhyz other	(1,960)	(1,046)	(87)%
Total Rhyz Investments	(3,333)	2,246	(248)%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended March 31, 2023 and 2022.

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

	Three Months Ended March 31,
	2023	2022	Change
Customers
Americas	266,378	318,458	(16)%
South Korea	120,907	140,648	(14)%
Mainland China	217,101	289,060	(25)%
Southeast Asia/Pacific	117,266	165,657	(29)%
Japan	115,161	122,616	(6)%
EMEA	190,313	216,037	(12)%
Hong Kong/Taiwan	56,410	68,975	(18)%
Total Customers	1,083,536	1,321,451	(18)%

Paid Affiliates
Americas	38,707	46,317	(16)%
South Korea	40,599	49,474	(18)%
Mainland China	24,522	22,783	8%
Southeast Asia/Pacific	36,431	43,347	(16)%
Japan	37,155	38,096	(2)%
EMEA	27,654	33,914	(18)%
Hong Kong/Taiwan	16,286	17,928	(9)%
Total Paid Affiliates	221,354	251,859	(12)%

Sales Leaders
Americas	8,242	9,548	(14)%
South Korea	6,242	6,072	3%
Mainland China(1)	10,034	14,146	(29)%
Southeast Asia/Pacific	6,337	8,012	(21)%
Japan	5,688	5,977	(5)%
EMEA	4,524	5,455	(17)%
Hong Kong/Taiwan	2,688	3,253	(17)%
Total Sales Leaders	43,755	52,463	(17)%

(1)	The March 31, 2023 number reflects a modified Sales Leader definition. See “Mainland China,” below.

The following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment is attributable to the decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. We recently launched our new affiliates rewards and recognition program in North America and are adjusting the structure of our sales compensation in our Latin America markets.  We remain optimistic for our upcoming product launches in the Americas segment, which include products aimed at social selling along with our latest connected device, which we expect to preview with our Sales Leaders by the end of the year, pending regulatory clearance.

The year-over-year decline in segment contribution for the first quarter of 2023 primarily reflects the decrease in revenue and the fixed nature of general and administrative expenses.

South Korea. Our first quarter of 2023 constant-currency revenue increased 3% compared to 2022; our reported revenue reflects a 6% negative impact from foreign-currency fluctuations. During the first quarter of 2023, we previewed our latest personalized wellness product, ageLOC TRMe, which generated approximately $19.4 million in revenue.  Our Sales Leaders for the quarter increased 3%, which is attributable to the limited preview, while our Customers and Paid Affiliates declined 14% and 18%, respectively.

The year-over-year increase in segment contribution primarily reflects a 2.7 percentage point increase in gross margin from a favorable product mix, and a decline in general and administrative expenses from savings generated by our 2022 restructuring.

Mainland China.  Our Mainland China market continued to be challenged during the first quarter of 2023.  While the market has been opening up from the COVID-related restrictions, we are anticipating the first half of 2023 to remain difficult.  As a result of the economic headwinds in the market, we made some modifications to the compensation plan during the third quarter of 2022, which provides leaders more flexible requirements to maintain their business. Our Mainland China Sales Leaders number as of March 31, 2023 reflects these modified requirements. Our Paid Affiliates benefited from promotional efforts during the quarter. We remain optimistic in the potential of our Mainland China market, with our upcoming product launches of ageLOC TRMe and the latest connected device, which we plan to preview with our Sales Leaders in the fourth quarter of 2023.

The year-over-year decrease in segment contribution for the first quarter of 2023 primarily reflects lower revenue, and the fixed nature of general and administrative expenses.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the first quarter of 2023, is partially attributable to our first quarter of 2022 launch of ageLOC Meta (locally referred to as ageLOC Reset in the Southeast Asia markets), which generated approximately $13.2 million in revenue along with a slowdown of momentum from the general macro-economic factors in the markets along with our recent price increases to address inflation.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue, along with a decline in gross margin due to product mix.

Japan. The decline in revenue is primarily attributable to a 12% negative impact from unfavorable foreign-currency fluctuations.  In addition, our revenue, Customers, Paid Affiliates, and Sales Leaders were negatively impacted by decreased promotions in the period along with timing of our product launches, as the first quarter of 2022 contained our ageLOC Meta, while we recently launched Beauty Focus Collagen+ in the second quarter of 2023.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a decline in general and administrative expenses attributable to savings from our 2022 restructuring plan.

EMEA. The continued softening of momentum in our EMEA segment, further driven by the distractions to our sales force from the ongoing geopolitical conflict, led to a 10% decline in revenue for the quarter. Our reported revenue was negatively impacted 4% from foreign-currency fluctuations. Approximately 10% of our EMEA segment revenue was from our ageLOC Lumispa iO, as we prepare for the second half of 2023 launch of the latest connected device.

The year-over-year increase in segment contribution reflects slight increases in gross margin, a 2.7 percentage point decrease in selling expenses as a percentage of revenue from higher cost associated with the incentive trips in our first quarter of 2022, all partially offset by the decline in revenue.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment reported a 10% decline in revenue for the first quarter of 2023, with a 5% negative impact from unfavorable foreign-currency fluctuations.

The decline in segment contribution was primarily driven by the decline in revenue, partially offset by a 1.2 percentage point decline in selling expenses as a percent of revenue from sales mix, as our products have differing commission percentages assigned to them.

Manufacturing. Our Manufacturing segment revenue declined 11% for the first quarter of 2023, primarily due to our customers continuing to rebalance their inventory from the higher levels in 2021, reducing current demand.  We are beginning to see an increase in orders and anticipating returning to growth in the second quarter.

The decline in segment contribution is attributed to the lower revenue on fixed costs, along with the revenue mix between our manufacturing entities with different profitability and increased labor rates from inflationary pressures.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2023 decreased 20% to $481.5 million, compared to $604.9 million in the prior-year period. For a discussion and analysis of this decrease in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 72.3% for the first quarter of 2023 compared to 73.3% for the prior-year period.  The gross margin of our core Nu Skin business declined 0.1 percentage points to 76.4%.  The decline in our gross margin is predominately attributed to a decline in gross margin at our manufacturing segment.

Selling expenses

Selling expenses as a percentage of revenue was 39.1% for the first quarter of 2023, compared to 40.1% for the prior-year period.  Selling expenses for our core Nu Skin business as a percentage of revenue decreased 1.3 percentage points to 41.7% for the first quarter of 2023. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuates plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $133.9 million in the first quarter of 2023, compared to $148.6 million in the prior-year period. The $14.7 million decline is primarily from a $8.9 million contraction in labor expenses and $4.6 million decline in occupancy related expenses, both attributable to our 2022 restructuring in which we reduced our physical footprint and reduced our headcount. General and administrative expenses as a percentage of revenue increased to 27.8% for the first quarter of 2023 from 24.6% for the prior-year period.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. We estimate total charges under the program will approximate $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and other intangibles related to the footprint optimization. We expect to substantially complete the program during the first half of 2023. During the third and fourth quarters of 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During the first quarter of 2023 we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation.

Other income (expense), net

Other expense, net for the first quarter of 2023 and 2022 remained constant at $1.5 million.

Provision for income taxes

Provision for income taxes for the first quarter of 2023 was $3.2 million, compared to $12.0 million for the prior-year period. The effective tax rate was 22.0% of pre-tax book income during the first quarter of 2023 compared to 23.6% in the prior-year period. Our first quarter of 2023 effective tax rate benefited from the statute of limitations expiration for an uncertain tax position.

Net income

As a result of the foregoing factors, net income for the first quarter of 2023 was $11.4 million compared to $38.7 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. However, in the first three months of 2023, we had a net outflow of  $22.1 million in cash from operations, compared to $7.5 million in cash from operations during the prior-year period. The decrease in cash flow from operations primarily reflects an approximate $19.7 million increase in inventory during the period, compared to a decrease in the prior year period, as we begin to stage inventory for our upcoming product launches. Our cash from operations was also impacted by lower net income in 2023, offset by a higher payout of accruals in the first quarter of 2022, primarily from sales commissions. Cash and cash equivalents, including current investments, as of March 31, 2023 and December 31, 2022 were $246.7 million and $278.5 million, respectively, with the decrease being driven by our quarterly dividend payments, capital expenditures, as discussed below, and payment on liabilities associated with our 2022 restructuring plan, partially offset by borrowings on our revolving credit facility.

Working capital. As of March 31, 2023, working capital was $400.8 million, compared to $400.6 million as of December 31, 2022.

Capital expenditures. Capital expenditures for the three months ended March 31, 2023 were $11.5 million. We expect that our capital expenditures in 2023 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $55–75 million for 2023. We are currently expecting to complete construction of the new manufacturing plant in Mainland China in the first half of 2023.  As of March 31, 2023, we have spent approximately $52.1 million on this project, including $1.4 million in the first quarter of 2023 and expect that our expenditures for this project will total approximately $54-56 million, including approximately $3-5 million during 2023.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2023 and December 31, 2022, we had $30.0 million and $10.0 million of outstanding borrowings under our revolving credit facility, and $392.5 million and $395.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $2.4 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2023, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of March 31, 2023, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first quarter of  2023, we repurchased zero shares of our Class A common stock under the plan. As of March 31, 2023, $175.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2023, our board of directors declared a quarterly cash dividend of $0.39 per share. This quarterly cash dividends of $19.4 million was paid on March 8, 2023 to stockholders of record on February 27, 2023. In April 2023, our board of directors declared a quarterly cash dividend of $0.39 per share to be paid on June 7, 2023 to stockholders of record on May 26, 2023. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2023 and December 31, 2022, we held $246.7 million and $278.5 million, respectively, in cash and cash equivalents, including current investments. These amounts include $211.4 million and $223.0 million as of March 31, 2023 and December 31, 2022, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2023, we had $36.1 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2023 and December 31, 2022, we had $15.7 million and $14.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the first quarter of 2023.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2023, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three-month periods ended March 31, 2023 and 2022.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2023 and 2022, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2023, and 2022 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the 2022 fiscal year.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2022 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
January 1 - 31, 2023	—	$—	—	$175.4
February 1 - 28, 2023	—	—	—	$175.4
March 1 - 31, 2023	—	—	—	$175.4
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2023

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)