Form 10-Q
period 2023-06-30
NU SKIN ENTERPRISES, INC.
filed 2023-08-02
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of July 31, 2023, 49,958,985 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2023

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$235,554	$264,725
Current investments	16,772	13,784
Accounts receivable, net	67,166	47,360
Inventories, net	372,250	346,183
Prepaid expenses and other	100,833	87,816
Total current assets	792,575	759,868

Property and equipment, net	430,328	444,806
Operating lease right-of-use assets	94,707	98,734
Goodwill	229,469	206,432
Other intangible assets, net	112,619	66,701
Other assets	234,078	244,429
Total assets	$1,893,776	$1,820,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,529	$53,963
Accrued expenses	255,510	280,280
Current portion of long-term debt	140,000	25,000
Total current liabilities	445,039	359,243

Operating lease liabilities	74,487	76,540
Long-term debt	367,753	377,466
Other liabilities	111,152	110,425
Total liabilities	998,431	923,674

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	615,579	613,278
Treasury stock, at cost – 40.6 million and 41.1 million shares	(1,557,777)	(1,569,061)
Accumulated other comprehensive loss	(101,446)	(86,509)
Retained earnings	1,938,898	1,939,497
Total stockholders’ equity	895,345	897,296
Total liabilities and stockholders’ equity	$1,893,776	$1,820,970

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$500,257	$560,615	$981,719	$1,165,514
Cost of sales	135,542	148,100	269,130	309,599
Gross profit	364,715	412,515	712,589	855,915

Operating expenses:
Selling expenses	185,165	219,426	373,289	462,125
General and administrative expenses	137,044	141,562	270,943	290,118
Restructuring and impairment expenses	—	—	9,787	—
Total operating expenses	322,209	360,988	654,019	752,243

Operating income	42,506	51,527	58,570	103,672
Other expense, net	(5,393)	(8,640)	(6,869)	(10,093)

Income before provision for income taxes	37,113	42,887	51,701	93,579
Provision for income taxes	10,221	8,650	13,433	20,626

Net income	$26,892	$34,237	$38,268	$72,953

Net income per share (Note 6):
Basic	$0.54	$0.68	$0.77	$1.45
Diluted	$0.54	$0.67	$0.76	$1.43

Weighted-average common shares outstanding (000s):
Basic	49,931	50,368	49,789	50,181
Diluted	50,161	50,960	50,098	50,959

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$26,892	$34,237	$38,268	$72,953

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of zero and $36 for the three months ended June 30, 2023 and 2022, respectively, and $(68) and $29 for the six months ended June 30, 2023 and 2022, respectively	(11,539)	(22,452)	(13,678)	(24,412)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(837) and $(436) for the three months ended June 30, 2023 and 2022, respectively and $(662) and $(2,179) for the six months ended June 30, 2023 and 2022, respectively	3,031	1,578	2,396	7,892
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $533 and $65 for the three months ended June 30, 2023 and 2022, respectively and $1,008 and $61 for the six months ended June 30, 2023 and 2022, respectively	(1,933)	(236)	(3,655)	(222)
	(10,441)	(21,110)	(14,937)	(16,742)
Comprehensive income	$16,451	$13,127	$23,331	$56,211

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2023	$91	$611,483	$(1,559,080)	$(91,005)	$1,931,481	$892,970

Net income	—	—	—	—	26,892	26,892
Other comprehensive loss, net of tax	—	—	—	(10,441)	—	(10,441)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(705)	1,303	—	—	598
Stock-based compensation	—	4,801	—	—	—	4,801
Cash dividends	—	—	—	—	(19,475)	(19,475)
Balance at June 30, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

	For the Three Months Ended June 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2022	$91	$599,258	$(1,526,778)	$(69,528)	$1,931,157	$934,200

Net income	—	—	—	—	34,237	34,237
Other comprehensive loss, net of tax	—	—	—	(21,110)	—	(21,110)
Repurchase of Class A common stock (Note 6)	—	—	(10,004)	—	—	(10,004)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	5,069	16,013	—	—	21,082
Stock-based compensation	—	2,022	—	—	—	2,022
Cash dividends	—	—	—	—	(19,392)	(19,392)
Balance at June 30, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	38,268	38,268
Other comprehensive loss, net of tax	—	—	—	(14,937)	—	(14,937)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,502)	11,284	—	—	4,782
Stock-based compensation	—	8,803	—	—	—	8,803
Cash dividends	—	—	—	—	(38,867)	(38,867)
Balance at June 30, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

	For the Six Months Ended June 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	72,953	72,953
Other comprehensive loss, net of tax	—	—	—	(16,742)	—	(16,742)
Repurchase of Class A common stock (Note 6)	—	—	(20,010)	—	—	(20,010)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	—	(1,503)	26,101	—	—	24,598
Stock-based compensation	—	6,149	—	—	—	6,149
Cash dividends	—	—	—	—	(38,685)	(38,685)
Balance at June 30, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$38,268	$72,953
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	34,147	35,764
Non-cash lease expense	16,522	21,978
Stock-based compensation	8,803	6,149
Foreign currency (gains)/losses	(1,435)	4,769
(Gain)/loss on disposal of assets	349	212
Deferred taxes	1,151	4,369
Changes in operating assets and liabilities:
Accounts receivable, net	(22,368)	(6,926)
Inventories, net	(18,455)	32,213
Prepaid expenses and other	(12,140)	(17,527)
Other assets	(2,709)	4,461
Accounts payable	(4,195)	10,246
Accrued expenses	(23,345)	(97,413)
Other liabilities	(1,148)	(17,152)
Net cash provided by operating activities	13,445	54,096

Cash flows from investing activities:
Purchases of property and equipment	(26,199)	(19,818)
Proceeds on investment sales	13,160	5,290
Purchases of investments	(16,883)	(13,955)
Acquisitions (net of cash acquired)	(77,275)	—
Net cash used in investing activities	(107,197)	(28,483)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	4,782	24,598
Payment of cash dividends	(38,867)	(38,685)
Repurchases of shares of common stock	—	(20,010)
Finance lease principal payments	(1,546)	(927)
Payment of debt issuance costs	—	(5,077)
Payments of debt	(5,000)	(407,500)
Proceeds from debt	110,000	460,000
Net cash provided by financing activities	69,369	12,399

Effect of exchange rate changes on cash	(4,788)	(13,682)

Net (decrease) / increase in cash and cash equivalents	(29,171)	24,330

Cash and cash equivalents, beginning of period	264,725	339,593

Cash and cash equivalents, end of period	$235,554	$363,923

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin, being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Mainland China; Southeast Asia/Pacific, which includes Australia, Indonesia, Malaysia, New Zealand, the Philippines, Singapore, Thailand and Vietnam; South Korea; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz Investments segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2023, and for the three- and six-month periods ended June 30, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2022 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$168,719	$163,797
Finished goods	202,531	182,386
Total Inventory, net	$372,250	$346,183

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2023 and December 31, 2022 was $12.7 million and $18.7 million, respectively. The contract liabilities impact to revenue for the three-month periods ended June 30, 2023 and 2022 was an increase of $4.7 million and an increase of $2.4 million, respectively. The impact to revenue for the six-month periods ended June 30, 2023, and 2022 was an increase of $6.0 million and an increase of $3.6 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments.

The Company completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2022, and concluded that the fair value of all reporting units were in excess of their carrying amounts and no impairment charge was required. As of the October 1, 2022 testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

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

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2023 and December 31, 2022 (U.S. dollars in thousands):

	June 30, 2023	December 31, 2022
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
Europe & Africa	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz other(1)	35,640	12,603
Total	$229,469	$206,432

(1)	The increase in Rhyz other goodwill relates to our second quarter of 2023 acquisitions, see Note 12 – Acquisitions, for additional information.

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect.  The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2023 and December 31, 2022:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2023 (1)(2)	Balance as of December 31, 2022 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$390.0 million	$395.0 million	Variable 30 day: 7.20%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$120.0 million	$10.0 million	Variable 30 day: 7.24%	Revolving line of credit expires June 14, 2027.

(1)
As of June 30, 2023 and December 31, 2022, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $15.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.2 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of June 30, 2023, the weighted-average remaining lease term was 8.5 and 4.2 years for operating and finance leases, respectively. As of June 30, 2023, the weighted-average discount rate was 3.7% and 3.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expense
Operating lease cost	$8,022	$10,261	$16,183	$20,700
Variable lease cost	412	1,494	1,487	2,651
Short-term lease cost	—	67	—	97
Finance lease expense
Amortization of right-of-use assets	1,603	546	2,603	1,102
Interest on lease liabilities	123	59	257	125
Total lease expense	$10,160	$12,427	$20,530	$24,675

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Operating cash outflow from operating leases	$15,310	$19,895
Operating cash outflow from finance leases	$260	$128
Financing cash outflow from finance leases	$1,546	$927
Right-of-use assets obtained in exchange for operating lease obligations	$14,052	$25,793
Right-of-use assets obtained in exchange for finance lease obligations	$576	$—

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2023	$13,320	$1,839
2024	22,765	3,440
2025	16,370	3,365
2026	11,077	3,271
2027	8,186	2,918
Thereafter	40,068	—
Total	111,786	14,833
Less: Finance charges	15,448	1,126
Total principal liability	$96,338	$13,707

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2023 and 2022, stock options of 0.2 million and 0.1 million, respectively, and for the six-month periods ended June 30, 2023 and 2022, stock options of 0.2 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2022, the Company’s board of directors declared quarterly cash dividends of $0.39 per share. These quarterly cash dividends of $19.4 million and $19.5 million were paid on March 8, 2023 and June 7, 2023, respectively, to stockholders of record on February 27, 2023 and May 26, 2023, respectively. In July 2023, the Company’s board of directors declared a quarterly cash dividend of $0.39 per share to be paid on September 6, 2023 to stockholders of record on August 25, 2023.

Repurchase of common stock

During the three- and six-month periods ended June 30, 2023, the Company repurchased zero shares of its Class A common stock under its stock repurchase plan. During the three- and six-month periods ended June 30, 2022, the Company repurchased 0.2 million shares and 0.4 million shares of its Class A common stock under its stock repurchase plan for $10.0 million and $20.0 million, respectively. As of June 30, 2023, $175.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$41,966	$—	$—	$41,966
Derivative financial instruments asset	—	18,133	—	18,133
Life insurance contracts	—	—	43,562	43,562
Contingent consideration	—	—	(6,346)	(6,346)
Total	$41,966	$18,133	$37,216	$97,315

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$55,356	$—	$—	$55,356
Derivative financial instruments asset	—	19,738	—	19,738
Life insurance contracts	—	—	40,055	40,055
Contingent consideration	—	—	(6,364)	(6,364)
Total	$55,356	$19,738	$33,691	$108,785

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$40,055	$49,851
Actual return on plan assets	3,990	(9,650)
Sales and settlements	(483)	—
Ending balance at June 30	$43,562	$40,201

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$(6,364)	$(10,341)
Changes in fair value of contingent consideration	18	1,750
Ending balance at June 30	$(6,346)	$(8,591)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of June 30, 2023 and December 31, 2022. During the three months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other expense, net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2023 was $10.2 million and $13.4 million, compared to $8.7 million and $20.6 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2023, were 27.5% and 26.0% of pre-tax income compared to 20.2% and 22.0% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $87.4 million and $89.3 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2022, tax years through 2020 have been audited and are effectively closed to further examination. For tax years 2021 and 2023, the Company is in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax year 2022, the Company has been accepted in the IRS’s new pilot program, Bridge Plus. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2019. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $3.0 to $4.0 million.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10.0 million will be reclassified as a reduction to interest expense.

As of June 30, 2023 and December 31, 2022, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest Rate Swap - Asset	Prepaid expenses and other	$10,015	$9,156
Interest Rate Swap - Asset	Other assets	$8,118	$10,582

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	2023	2022	2023	2022
Interest Rate Swaps	$3,868	$2,014	$3,058	$10,071

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2023	2022	2023	2022
Interest Rate Swaps	Other income (expense), net	$2,466	$301	$4,663	$283

10.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, Europe & Africa, and Hong Kong/Taiwan—and two Rhyz Investments segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

Effective June 2023, the Company closed its Israel market, as a result the EMEA segment has been renamed Europe & Africa.

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Nu Skin
Americas	$107,641	$124,445	$208,798	$248,025
Mainland China	88,362	86,808	156,338	211,303
Southeast Asia/Pacific	63,764	94,067	131,574	184,303
South Korea	53,686	69,308	124,010	141,441
Japan	50,862	55,952	103,468	117,743
Europe & Africa	46,968	50,871	94,412	103,839
Hong Kong/Taiwan	37,108	39,327	71,656	77,821
Nu Skin other	597	1,318	482	1,938
Total Nu Skin	448,988	522,096	890,738	1,086,413
Rhyz Investments
Manufacturing (1)	45,551	38,229	81,318	78,570
Rhyz other	5,718	290	9,663	531
Total Rhyz Investments	51,269	38,519	90,981	79,101
Total	$500,257	$560,615	$981,719	$1,165,514

(1)
The Manufacturing segment had $16.3 million and $16.7 million of intersegment revenue for the three months ended June 30, 2023 and 2022, respectively, and $28.1 million and $31.3 million for the six months ended June 30, 2023 and 2022, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Nu Skin
Americas	$28,853	$26,729	$45,103	$48,680
Mainland China	19,357	12,945	32,969	41,940
Southeast Asia/Pacific	11,396	21,997	23,867	42,993
South Korea	17,391	19,828	40,966	41,826
Japan	12,508	12,667	25,416	27,087
Europe & Africa	4,945	4,867	8,583	7,489
Hong Kong/Taiwan	10,148	8,514	17,982	16,600
Nu Skin contribution	104,598	107,547	194,886	226,615
Rhyz Investments
Manufacturing	4,218	1,188	2,845	4,480
Rhyz other	(3,392)	(1,299)	(5,352)	(2,345)
Rhyz Investments contribution	826	(111)	(2,507)	2,135
Total segment contribution	105,424	107,436	192,379	228,750
Corporate and other	(62,918)	(55,909)	(133,809)	(125,078)
Operating income	42,506	51,527	58,570	103,672
Other expense, net	(5,393)	(8,640)	(6,869)	(10,093)
Income before provision for income taxes	$37,113	$42,887	$51,701	$93,579

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Nu Skin
Americas	$126	$192	$192	$391
Mainland China	2,610	2,676	5,385	5,560
Southeast Asia/Pacific	276	381	556	762
South Korea	299	372	752	760
Japan	94	245	1,148	522
Europe & Africa	257	244	539	474
Hong Kong/Taiwan	822	718	1,275	1,409
Total Nu Skin	4,484	4,828	9,847	9,878
Rhyz Investments
Manufacturing	3,329	3,282	6,753	6,612
Rhyz other	1,176	592	1,768	1,184
Total Rhyz Investments	4,505	3,874	8,521	7,796
Corporate and other	8,175	9,932	15,779	18,090
Total	$17,164	$18,634	$34,147	$35,764

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022	2023	2022
Nu Skin
Americas	$91	$87	$191	$129
Mainland China	4,734	2,052	8,769	6,120
Southeast Asia/Pacific	127	56	191	124
South Korea	7	216	161	578
Japan	(2)	184	3	184
Europe & Africa	157	385	276	778
Hong Kong/Taiwan	348	536	608	799
Total Nu Skin	5,462	3,516	10,199	8,712
Rhyz Investments
Manufacturing	4,216	1,222	5,697	2,430
Rhyz other	—	—	—	—
Total Rhyz Investments	4,216	1,222	5,697	2,430
Corporate and other	5,034	4,801	10,303	8,676
Total	$14,712	$9,539	$26,199	$19,818

11.	Commitments and Contingencies

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

In April 2023, the Company acquired 60 percent of LifeDNA, Inc. (“LifeDNA”), a DNA assessment company.  Consideration paid included $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. The acquisition enables the Company to continue to expand its digital tools. The Company allocated the gross purchase price of $12.0 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $7.4 million of intangible assets, $1.7 million of cash, $0.1 million of current assets, $1.0 million of accrued liabilities and also resulted in a deferred tax liability of $2.0 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $5.8 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $0.6 million of customer relationships, $1.7 million of technology, $1.0 million of tradenames and $4.1 million of other intangibles. The intangibles were assigned useful lives of 7 years for the technology, tradenames and other intangibles, and 2 years for the customer relationships. All the goodwill was assigned to our Rhyz other segment. As of June 30, 2023 the allocation of the purchase price for the acquisition of LifeDNA is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

In June 2023, the Company acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), making BeautyBio a wholly owned subsidiary of the Company. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. The Company allocated the gross purchase price of $76.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $43.3 million of intangible assets, $1.5 million of cash, $4.7 million of accounts receivable, $11.0 million of inventory, $0.8 million of Prepaid and other assets, $1.0 million of fixed assets, and $3.0 million of accounts payable and accrued liabilities. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $17.2 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $18.7 million of customer relationships, $2.3 million of technology, $20.9 million of tradenames and $1.4 million of other intangibles. The intangibles were assigned useful lives of  approximately 19 years for the technology and tradenames, approximately 9 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. As of June 30, 2023 the allocation of the purchase price for the acquisition of BeautyBio is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the second quarter of 2023, the Company included $0.9 million of revenue from these acquisitions. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2022, would have been $504.1 million and $990.0 million for the three- and six-month periods ended June 30, 2023, respectively, and $564.9 million and $1,175.0 million for the three- and six-month periods ended June 30, 2022, respectively.
13.	Restructuring

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

In the third quarter of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. During the back half of 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million. During the first quarter of 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. During the first quarter of 2023, the Company made cash payments of $7.9 million related to this global program, leaving an ending restructuring accrual of $11.9 million. During the second quarter of 2023, the company incurred no incremental charges and made cash payments of $9.6 million related to this global program, leaving an ending restructuring accrual of $2.3 million. The Company expects to make the remaining cash payments in the back half of 2023.

Restructuring expense by segment

(U.S. dollars in thousands)	Three Months Ended March 31, 2023
Nu Skin
Americas	$918
South Korea	422
Mainland China	1,352
Southeast Asia/Pacific	131
Japan	1,515
Europe & Africa	(113)
Hong Kong/Taiwan	(201)
Total Nu Skin	4,024
Rhyz Investments
Manufacturing	13
Rhyz other	—
Total Rhyz Investments	13
Corporate and other	5,750
Total	$9,787

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, acquisitions and the integration of acquisition targets, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2022 fiscal year and in any of our subsequent Securities and Exchange Commission filings.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2022 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended June 30, 2023 decreased 11% to $500.3 million, compared to $560.6 million in the prior-year period, and revenue for the six-month period ended June 30, 2023 decreased 16% to $1.0 billion, compared to $1.2 billion in the prior-year period. Our revenue in the second quarter and first six months of 2022 was negatively impacted 3% and 4%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 25%, 23% and 9%, respectively, on a year-over-year basis.

The declines in our second quarter and first half of 2023 revenue were largely driven by continued macroeconomic pressures we’ve been facing in our markets. During the second quarter we began the launch process for ageLOC TRMe, our new personalized approach to weight management,  which generated approximately $12.7 million in revenue. In the third quarter of 2023, we plan to begin our launch process for our next smart connected device system, ageLOC WellSpa iO, with limited previews starting in select markets, followed by majority of our markets launching in the fourth quarter of 2023 and with the remainder continuing throughout the first half of 2024. We currently anticipate ageLOC WellSpa iO sales will generate approximately $70-90 million for the second half of 2023.

Earnings per share for the second quarter of 2023 decreased 19% to $0.54, compared to $0.67 in the prior-year period. Earnings per share for the first six months of 2023 decreased 47% to $0.76, compared to $1.43 in the prior-year period. The decrease in earnings per share for the second quarter and first half of 2023 is primarily driven by a decline in revenue. The decline in earnings per share for the first half of 2023 was also impacted by our $9.8 million of restructuring charges incurred in the first quarter of 2023.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, Europe & Africa, and Hong Kong/Taiwan—and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during the second quarter of 2021 and 2023. Our Europe & Africa segment was previously EMEA, but was changed following the June 2023 closure of the Israel market.

The following table sets forth revenue for the three- and six-month periods ended June 30, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2023	2022	Change	Change(1)	2023	2022	Change	Change(1)
Nu Skin
Americas	$107,641	$124,445	(14)%	(10)%	$208,798	$248,025	(16)%	(12)%
Mainland China	88,362	86,808	2%	8%	156,338	211,303	(26)%	(21)%
Southeast Asia/Pacific	63,764	94,067	(32)%	(30)%	131,574	184,303	(29)%	(26)%
South Korea	53,686	69,308	(23)%	(19)%	124,010	141,441	(12)%	(8)%
Japan	50,862	55,952	(9)%	(4)%	103,468	117,743	(12)%	(3)%
Europe & Africa	46,968	50,871	(8)%	(9)%	94,412	103,839	(9)%	(8)%
Hong Kong/Taiwan	37,108	39,327	(6)%	(3)%	71,656	77,821	(8)%	(4)%
Nu Skin other	597	1,318	(55)%	(55)%	482	1,938	(75)%	(75)%
Total Nu Skin	448,988	522,096	(14)%	(11)%	890,738	1,086,413	(18)%	(14)%
Rhyz Investments
Manufacturing	45,551	38,229	19%	19%	81,318	78,570	3%	3%
Rhyz other	5,718	290	1,872%	1,872%	9,663	531	1,720%	1,720%
Total Rhyz Investments	51,269	38,519	33%	33%	90,981	79,101	15%	15%
Total	$500,257	$560,615	(11)%	(8)%	$981,719	$1,165,514	(16)%	(12)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast due to a change in how we allocate certain corporate costs. Consolidated financial information was not affected. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Nu Skin
Americas	$28,853	$26,729	8%	$45,103	$48,680	(7)%
Mainland China	19,357	12,945	50%	32,969	41,940	(21)%
Southeast Asia/Pacific	11,396	21,997	(48)%	23,867	42,993	(44)%
South Korea	17,391	19,828	(12)%	40,966	41,826	(2)%
Japan	12,508	12,667	(1)%	25,416	27,087	(6)%
Europe & Africa	4,945	4,867	2%	8,583	7,489	15%
Hong Kong/Taiwan	10,148	8,514	19%	17,982	16,600	8%
Total Nu Skin	104,598	107,547	(3)%	194,886	226,615	(14)%
Rhyz Investments
Manufacturing	4,218	1,188	255%	2,845	4,480	(36)%
Rhyz other	(3,392)	(1,299)	(161)%	(5,352)	(2,345)	(128)%
Total Rhyz Investments	$826	$(111)	844%	$(2,507)	$2,135	(217)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,
	2023	2022	Change
Customers
Americas	263,138	302,849	(13)%
Mainland China	214,907	392,268	(45)%
Southeast Asia/Pacific	106,283	152,775	(30)%
South Korea	112,019	135,290	(17)%
Japan	112,484	122,643	(8)%
Europe & Africa	177,472	205,379	(14)%
Hong Kong/Taiwan	54,815	69,411	(21)%
Total Customers	1,041,118	1,380,615	(25)%

Paid Affiliates
Americas	36,048	44,523	(19)%
Mainland China	28,825	19,257	50%
Southeast Asia/Pacific	32,769	41,512	(21)%
South Korea(1)	23,012	48,605	(53)%
Japan	36,765	38,269	(4)%
Europe & Africa(1)	19,906	32,323	(38)%
Hong Kong/Taiwan(1)	10,327	17,644	(41)%
Total Paid Affiliates	187,652	242,133	(23)%

Sales Leaders
Americas	7,872	9,320	(16)%
Mainland China(2)	13,777	11,458	20%
Southeast Asia/Pacific	5,814	8,407	(31)%
South Korea	5,784	6,557	(12)%
Japan	5,853	6,097	(4)%
Europe & Africa	4,105	5,192	(21)%
Hong Kong/Taiwan	2,602	3,054	(15)%
Total Sales Leaders	45,807	50,085	(9)%

(1)
The June 30, 2023 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “South Korea,” “Europe & Africa,” and “Hong Kong/Taiwan,” below. We plan to implement these changes in additional segments over the next several quarters.

(2)	The June 30, 2023 number reflects a modified Sales Leader definition. See “Mainland China,” below.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment for the second quarter and first half of 2023 is attributable to the decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In the first quarter of 2023 we have launched our new affiliates rewards and recognition program in North America. In the second quarter of 2023, we implemented our new e-commerce platform in North America and adjusted the structure of our sales compensation in our Latin America markets. Despite some early difficulties with migration and adoption of the new programs and platforms, we believe these changes will be beneficial for our future growth opportunities. We remain optimistic for our upcoming product launches in the Americas segment, which include products aimed at social selling along with ageLOC WellSpa iO, which we expect to preview with our Sales Leaders in Canada and Latin America by the end of the year. We also expect to preview a similar device in our United States market during the fourth quarter of 2023, pending regulatory clearance.

The year-over-year increase in segment contribution for the second quarter of 2023 primarily reflects a 2.5 percentage point increase in gross margin from favorable product mix as well as less sales discounts in the period, a 2.5 percentage point decrease in selling expense as a percentage of revenue from sales mix, as our products have differing commission percentages assigned to them, all  partially offset by a decrease in revenue. The decline in segment contribution for the first half of 2023 is primarily from the decline in revenue as well as increased general and administrative expenses in the first quarter.

Mainland China.  Our Mainland China market continued to be challenged during the first quarter of 2023, while during the second quarter we have seen improving trends with a 2% increase in revenue as well as increases in Paid Affiliates and Sales Leaders, while our Customers declined due to prior year customer promotion. Our revenue for the second quarter and first half of 2023 was negatively impacted 6% and 5%, respectively, by unfavorable foreign currency fluctuations. During the third quarter of 2022, as a result of the economic headwinds in the market, we made some modifications to the compensation plan, which provided leaders more flexible requirements to maintain their business. Our Mainland China Sales Leaders number as of June 30, 2023 reflects these modified requirements. We remain optimistic in the potential of our Mainland China market, with our upcoming product launch of ageLOC TRMe.

The year-over-year increase in segment contribution for the second quarter of 2023 primarily reflects the increase in revenue, a 4.2 percentage point increase in gross margin from favorable sales mix as well as our prior year period incurred higher cost associated with the COVID related factors, a decrease in general and administrative expenses from cost savings realized from our 2022 restructuring plan, as well as a 2.5 percentage point decrease in selling expenses as a percentage of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue particularly when there is a sequential change in revenue.  The decrease in segment contribution for the first half of 2023 is primarily driven by a decline in revenue, partially offset by the second quarter improvements in gross margin and selling expense mentioned above.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2023 is partially attributable to slowing momentum from the general macro-economic factors in the markets along with our recent price increases to address inflation. In addition, in the first half of 2022 we launched ageLOC Meta (locally referred to as ageLOC Reset in our Southeast Asia markets), which generated $18.2 million and $31.4 million in revenue for the second quarter and first half of 2022, respectively, compared to $5.2 million and $11.6 million for the second quarter and first half of 2023, respectively.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue, along with a 2.6 and 2.5 percentage point decline in gross margin for the second quarter and first half of 2023, respectively, due to product mix, as well as the fixed nature of general and administrative expenses on lower revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2023. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 19 thousand Paid Affiliates for the second quarter of 2023.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue, partially offset by decreases in general and administrative expenses from savings generated by our 2022 restructuring plan and a 2.9 and 1.2 percentage point decline in selling expenses as a percentage of revenue for the second quarter and first half of 2023, respectively. The decreases in our selling expenses for both periods presented are partially from the decline in Sales Leaders, along with adjustments to the compensation structure.

Japan. The decline in revenue for the second quarter and first half of 2023 is primarily attributable to a 5% and 9%  negative impact, respectively, from unfavorable foreign-currency fluctuations. In addition, our revenue, Customers, Paid Affiliates, and Sales Leaders were negatively impacted by inflationary pressures and our associated price increases implemented in the second quarter of 2023.

The year-over-year decline in segment contribution for the second quarter and first half of 2023 reflects the decreased revenue, partially offset by a decline in general and administrative expenses attributable to savings from our 2022 restructuring plan.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2023 reflects the continued softening of momentum in this segment, as well as macroeconomic factors that have led to a decline in purchasing power of our customers. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 5 thousand Paid Affiliates for the second quarter of 2023. Effective June 2023, we closed our Israel market. This market generated $32 thousand and $65 thousand of revenue for the second quarter and first half of 2023, respectively.

The year-over-year increase in segment contribution for the second quarter and first half of 2023 reflects slight increases in gross margin, from favorable sales mix and price increase, partially offset by the decline in revenue.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment revenue declined 6% for the second quarter and 8% for the first half of 2023 on a year-over-year basis. Our revenue was negatively impacted 3% for second quarter and 4% for the first half of 2023 from unfavorable foreign-currency fluctuations. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 5 thousand Paid Affiliates for the second quarter of 2023.

The increase in segment contribution for the second quarter and first half of 2023 was primarily driven by a 2.9 and 1.6 percentage point improvement, respectively, in gross margin from cost saving initiatives to reduce freight and overhead cost and a 3.9 and 2.6 percentage point decrease in selling expenses as a percentage of revenue, respectively, from lower incentive trip accruals.

Manufacturing. Our Manufacturing segment revenue increased 19% for the second quarter, primarily from the onboarding of new customers and automation efforts to increase efficiencies.

The increase in segment contribution for the second quarter is primarily from the increased revenue and efficiencies gained from automation. The decrease in segment contribution for first half of 2023 is attributable to the lower revenue in the first quarter.

Rhyz Other. The increase in revenue in our Rhyz other segment is primarily driven by $4.6 million and $8.2 million of growth at our previously acquired social commerce platform for the second quarter and first half of 2023, respectively.

In April 2023, we acquired 60 percent of LifeDNA, Inc. (“LifeDNA”), a DNA assessment company.  Consideration paid included $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. In June 2023, we acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), a clean and clinically proven skin care and beauty device company. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. During the second quarter of 2023, we recognized approximately $0.9 million of revenue from these entities. Because we acquired these entities during the quarter, our reported revenue for these entities consists only of the revenue after the acquisition dates, not the full quarter.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2023 decreased 11% to $500.3 million, compared to $560.6 million in the prior-year period. Revenue for the six-month period ended June 30, 2023 decreased 16% to $1.0 billion compared to $1.2 billion. Our reported revenue was negatively impacted 3% and 4% from foreign-currency fluctuations for the three- and six-month periods ended June 30, 2023, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 72.9% for the second quarter of 2023, compared to 73.6% for the prior-year period, and 72.6% for the first six months of 2023, compared to 73.4% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin increased 0.2 percentage points to 77.2% for the second quarter of 2023 and increased 0.1 percentage points to 76.8% for the first six months of 2023. Our gross margin was impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the second quarter and first half of 2023 than in the prior-year periods.

Selling expenses

Selling expenses as a percentage of revenue decreased to 37.0% for the second quarter of 2023, compared to 39.1% for the prior year period, and decreased to 38.0% for the first six months of 2023, compared to 39.6% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 1.8 percentage points to 40.2% for the second quarter of 2023 and decreased 1.5 percentage points to 41.0% for the first half of 2023. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.  The declines in our selling expenses for the second quarter and first half of 2023 also reflect the sequential growth in Mainland China and the associated impact on selling expenses as discussed above in “Mainland China.”

General and administrative expenses

General and administrative expenses decreased to $137.0 million in the second quarter of 2023, compared to $141.6 million in the prior-year period and decreased to $270.9 million in the first half of 2023, compared to $290.1 million in the prior-year period. The $4.6 million decrease for the second quarter of 2023 and $19.2 million decrease for the first half of 2023 was primarily from contraction in labor expense and occupancy related expenses, both attributable to our 2022 restructuring in which we reduced our physical footprint and reduced our headcount. General and administrative expenses as a percentage of revenue increased to 27.4% for the second quarter of 2023, from 25.3% for the prior-year period, and increased to 27.6% for the first half of 2023, from 24.9% for the prior-year period.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. We incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and other intangibles related to the footprint optimization. During the third and fourth quarters of 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During the first quarter of 2023 we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. No restructuring charges were incurred in the second quarter of 2023.

Other income (expense), net

Other income (expense), net was $(5.4) million for the second quarter of 2023 compared to $(8.6) for the prior-year period and $(6.9) million for the first six months of 2023 compared to $(10.1) for the prior-year period. The decrease in other expense for the second quarter and first half of 2023 are primarily from a $5.7 million unrealized investment loss recorded in the second quarter of 2022, related to a controlled environment agriculture company we invested in as part of our previous Grow Tech segment, this was partially offset by a second quarter 2022 $1.6 million decline in contingent consideration associated with our previous acquisition.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2023 was $10.2 million and $13.4 million, respectively, compared to $8.7 million and $20.6 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2022 were 27.5% and 26.0% of pre-tax income compared, respectively, to 20.2% and 22.0% in the prior-year periods. The increase in effective tax rate for the second quarter and first six months of 2023 primarily reflects the geographic mix of our profitability and the associated variations in foreign tax rates.

Net income

As a result of the foregoing factors, net income for the second quarter of 2023 was $26.9 million, compared to $34.2 million in the prior-year period. Net income for the first six months of 2023 was $38.3 million, compared to $73.0 million for the first six months of 2022.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2023, we generated $13.4 million in cash from operations, compared to $54.1 million during the prior-year period. The decrease in cash flow from operations primarily reflects an approximate $18.5 million increase in inventory during the period, compared to a decrease in the prior year period, as we begin to stage inventory for our upcoming product launches. Our cash from operations was also impacted by lower net income in 2023, offset by a higher payout of accruals in the first quarter of 2022, primarily from sales commissions. Cash and cash equivalents, including current investments, as of June 30, 2023 and December 31, 2022 were $252.3 million and $278.5 million, respectively, with the decrease being driven by our quarterly dividend payments, capital expenditures, as discussed below, and payment on liabilities associated with our 2022 restructuring plan, partially offset by borrowings on our revolving credit facility.

Working capital. As of June 30, 2023, working capital was $347.5 million, compared to $400.6 million as of December 31, 2022. Our decline in working capital is primarily attributable to our second quarter acquisitions of BeautyBio and LifeDNA.

Capital expenditures. Capital expenditures for the six months ended June 30, 2023 were $26.2 million. We expect that our capital expenditures in 2023 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $55–75 million for 2023. The construction of the new manufacturing plant in Mainland China was materially completed during the second quarter of 2023. As of June 30, 2023, we have spent approximately $55.3 million on this project, including $4.6 million in the first half of 2023 and expect that our expenditures for this project will total approximately $56-58 million, including approximately $5-7 million during 2023.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2023 and December 31, 2022, we had $120.0 million and $10.0 million of outstanding borrowings under our revolving credit facility, and $390.0 million and $395.0 million on our term loan facility. In June 2023, we drew $80.0 million under our revolving credit facility primarily to fund our acquisition of BeautyBio. The carrying value of the debt also reflects debt issuance costs of $2.2 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2023, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of June 30, 2023, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the second quarter and first half of  2023, we repurchased zero shares of our Class A common stock under the plan. As of June 30, 2023, $175.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and May 2023, our board of directors declared quarterly cash dividends of $0.39 per share. These quarterly cash dividends of $19.4 million and $19.5 million were paid on March 8, 2023 and June 7, 2023 to stockholders of record on February 27, 2023 and May 26, 2023. In July 2023, our board of directors declared a quarterly cash dividend of $0.39 per share to be paid on September 6, 2023 to stockholders of record on August 25, 2023. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2023 and December 31, 2022, we held $252.3 million and $278.5 million, respectively, in cash and cash equivalents, including current investments. These amounts include $207.3 million and $223.0 million as of June 30, 2023 and December 31, 2022, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2023, we had $52.4 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of June 30, 2023 and December 31, 2022, we had $16.2 million and $14.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the second quarter of 2023.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2023, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and six-month periods ended June 30, 2023 and 2022.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2023 and 2022, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2023, and 2022 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments concerning the matters discussed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the 2022 fiscal year.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2022 fiscal year and subsequent reports.

Cyber security risks and the failure to maintain the integrity of company, employee, sales force or consumer data could expose us to data loss, litigation, liability and harm to our reputation.

We collect, transmit and/or store large volumes of company, employee, sales force and consumer data, including payment card information, personally identifiable information and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize and report such data. The connected devices that we have developed or are developing also collect consumer data. The integrity and protection of this data is critical to our business.

We are subject to significant security and privacy regulations, as well as requirements imposed by the payment card industry. For example, during 2018, the General Data Protection Regulation went into effect in the European Union, imposing increased data protection regulations, the violation of which could result in fines of up to 4% of our annual consolidated revenue. Numerous states have recently enacted new data protection laws and regulations. Many other jurisdictions, including California and Mainland China, have increased enforcement of laws and regulations that have recently taken effect. We believe these trends will continue. In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. The prospect of new data privacy laws and ambiguity regarding the interpretation of existing laws has resulted in significant uncertainty and compliance costs. In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. In particular, maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. For example, data privacy laws in Mainland China and other jurisdictions place restrictions on the cross-border transmission of data, which could impede our ability to perform many business functions, including calculating and paying compensation to our sales force, absent significant changes to our information system architecture. Changing our information system architecture and data storage processes is difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines, reputational harm and an inability to continue doing business in certain jurisdictions. Private actions by affected individuals could also result in significant monetary or reputational damage.

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

In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or consumer data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. This risk is heightened as a result of changes due to the COVID-19 pandemic as many of our employees are working remotely. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as the providers and social media platforms could be vulnerable to the same types of breaches and other risks. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
April 1 - 30, 2023	—	$—	—	$175.4
May 1 - 31, 2023	—	—	—	$175.4
June 1 - 30, 2023	—	—	—	$175.4
Total	—	$—	—

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

Draw On Revolving Credit Facility
On June 13, 2023, we drew $80.0 million under our revolving credit facility, bringing the total balance under our revolving credit facility to $120.0 million as of the date hereof. The material terms of the Credit Agreement are described in Note 4 to the consolidated financial statements contained in this Quarterly Report and in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 17, 2022. Such descriptions are incorporated by reference herein.

Trading Plans
On May 5, 2023, Emma Battle, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell 1,272 shares of our Class A Common Stock between August 2023 and July 2024. It is anticipated that all of the shares will be sold in August 2023.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Nu Skin Enterprises, Inc. Amended and Restated 2009 Key Employee Death Benefit Plan.
10.2	Amendment 1 to Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan.
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2023

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)