Form 10-Q
period 2023-09-30
NU SKIN ENTERPRISES, INC.
filed 2023-11-02
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 31, 2023, 49,409,268 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2023

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$233,314	$264,725
Current investments	16,673	13,784
Accounts receivable, net	77,251	47,360
Inventories, net	291,103	346,183
Prepaid expenses and other	82,781	87,816
Total current assets	701,122	759,868

Property and equipment, net	428,932	444,806
Operating lease right-of-use assets	86,315	98,734
Goodwill	229,469	206,432
Other intangible assets, net	108,972	66,701
Other assets	238,281	244,429
Total assets	$1,793,091	$1,820,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,583	$53,963
Accrued expenses	245,432	280,280
Current portion of long-term debt	140,000	25,000
Total current liabilities	434,015	359,243

Operating lease liabilities	68,208	76,540
Long-term debt	362,896	377,466
Other liabilities	105,785	110,425
Total liabilities	970,904	923,674

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	619,193	613,278
Treasury stock, at cost – 41.2 million and 41.1 million shares	(1,570,718)	(1,569,061)
Accumulated other comprehensive loss	(108,836)	(86,509)
Retained earnings	1,882,457	1,939,497
Total stockholders’ equity	822,187	897,296
Total liabilities and stockholders’ equity	$1,793,091	$1,820,970

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$498,772	$537,805	$1,480,491	$1,703,319
Cost of sales	206,505	173,500	475,635	483,099
Gross profit	292,267	364,305	1,004,856	1,220,220

Operating expenses:
Selling expenses	187,750	216,478	561,039	678,603
General and administrative expenses	130,882	137,987	401,825	428,105
Restructuring and impairment expenses	—	30,124	9,787	30,124
Total operating expenses	318,632	384,589	972,651	1,136,832

Operating income (loss)	(26,365)	(20,284)	32,205	83,388
Other expense, net	(8,086)	(8,680)	(14,955)	(18,773)

Income (loss) before provision for income taxes	(34,451)	(28,964)	17,250	64,615
Provision (benefit) for income taxes	2,504	(3,574)	15,937	17,052

Net income (loss)	$(36,955)	$(25,390)	$1,313	$47,563

Net income (loss) per share (Note 6):
Basic	$(0.74)	$(0.51)	$0.03	$0.95
Diluted	$(0.74)	$(0.51)	$0.03	$0.94

Weighted-average common shares outstanding (000s):
Basic	49,859	50,199	49,812	50,187
Diluted	49,859	50,199	50,029	50,822

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(36,955)	$(25,390)	$1,313	$47,563

Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of taxes of zero and $(10) for the three months ended September 30, 2023 and 2022, respectively, and $(68) and $19 for the nine months ended September 30, 2023 and 2022, respectively	(6,518)	(22,502)	(20,196)	(46,914)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(328) and $(1,262) for the three months ended September 30, 2023 and 2022, respectively and $(990) and $(3,441) for the nine months ended September 30, 2023 and 2022, respectively	1,187	4,570	3,583	12,462
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $569 and $225 for the three months ended September 30, 2023 and 2022, respectively and $1,577 and $286 for the nine months ended September 30, 2023 and 2022, respectively	(2,059)	(815)	(5,714)	(1,037)
	(7,390)	(18,747)	(22,327)	(35,489)
Comprehensive income (loss)	$(44,345)	$(44,137)	$(21,014)	$12,074

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

Net loss	—	—	—	—	(36,955)	(36,955)
Other comprehensive loss, net of tax	—	—	—	(7,390)	—	(7,390)
Repurchase of Class A common stock (Note 6)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(111)	70	—	—	(41)
Stock-based compensation	—	3,725	—	—	—	3,725
Cash dividends	—	—	—	—	(19,486)	(19,486)
Balance at September 30, 2023	$91	$619,193	$(1,570,718)	$(108,836)	$1,882,457	$822,187

	For the Three Months Ended September 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2022	$91	$606,349	$(1,520,769)	$(90,638)	$1,946,002	$941,035

Net loss	—	—	—	—	(25,390)	(25,390)
Other comprehensive loss, net of tax	—	—	—	(18,747)	—	(18,747)
Repurchase of Class A common stock (Note 6)	—	—	(40,028)	—	—	(40,028)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	366	830	—	—	1,196
Stock-based compensation	—	3,171	—	—	—	3,171
Cash dividends	—	—	—	—	(19,303)	(19,303)
Balance at September 30, 2022	$91	$609,886	$(1,559,967)	$(109,385)	$1,901,309	$841,934

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	1,313	1,313
Other comprehensive loss, net of tax	—	—	—	(22,327)	—	(22,327)
Repurchase of Class A common stock (Note 6)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,613)	11,354	—	—	4,741
Stock-based compensation	—	12,528	—	—	—	12,528
Cash dividends	—	—	—	—	(58,353)	(58,353)
Balance at September 30, 2023	$91	$619,193	$(1,570,718)	$(108,836)	$1,882,457	$822,187

	For the Nine Months Ended September 30, 2022
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	47,563	47,563
Other comprehensive loss, net of tax	—	—	—	(35,489)	—	(35,489)
Repurchase of Class A common stock (Note 6)	—	—	(60,038)	—	—	(60,038)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	(1,137)	26,931	—	—	25,794
Stock-based compensation	—	9,320	—	—	—	9,320
Cash dividends	—	—	—	—	(57,988)	(57,988)
Balance at September 30, 2022	$91	$609,886	$(1,559,967)	$(109,385)	$1,901,309	$841,934

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,313	$47,563
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	52,339	53,935
Non-cash lease expense	24,967	33,250
Stock-based compensation	12,528	9,320
Inventory write-down (1)	83,642	37,862
Foreign currency losses	169	7,077
Loss on disposal of assets	626	568
Deferred taxes	(9,969)	2,483
Impairment of fixed assets and other intangibles	—	9,916
Changes in operating assets and liabilities:
Accounts receivable, net	(27,829)	(15,523)
Inventories, net	(25,901)	10,560
Prepaid expenses and other	4,227	(6,801)
Other assets	(432)	8,030
Accounts payable	(4,667)	(1,224)
Accrued expenses	(43,062)	(95,928)
Other liabilities	(3,479)	(18,551)
Net cash provided by operating activities	64,472	82,537

Cash flows from investing activities:
Purchases of property and equipment	(38,105)	(45,274)
Proceeds on investment sales	13,160	5,535
Purchases of investments	(16,883)	(13,955)
Acquisitions (net of cash acquired)	(77,275)	—
Net cash used in investing activities	(119,103)	(53,694)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	4,741	25,794
Payment of cash dividends	(58,353)	(57,988)
Repurchases of shares of common stock	(13,011)	(60,038)
Finance lease principal payments	(2,382)	(1,401)
Payment of debt issuance costs	—	(5,077)
Payments of debt	(10,000)	(410,000)
Proceeds from debt	110,000	460,000
Net cash provided by / (used in) financing activities	30,995	(48,710)

Effect of exchange rate changes on cash	(7,775)	(25,590)

Net decrease in cash and cash equivalents	(31,411)	(45,457)

Cash and cash equivalents, beginning of period	264,725	339,593

Cash and cash equivalents, end of period	$233,314	$294,136

The accompanying notes are an integral part of these consolidated financial statements.

(1)	The nine months ended September 2022 has been recast from Inventories, net to comply with the current presentation.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2022 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$159,807	$163,797
Finished goods	131,296	182,386
Total Inventory, net	$291,103	$346,183

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$41,017	$20,211	$37,267	$18,643
Additions(1)	68,563	26,985	83,642	37,862
Disposals	(7,347)	(7,306)	(18,676)	(16,615)
Ending Balance	$102,233	$39,890	$102,233	$39,890

(1)
During the third quarter of 2023, the Company made the strategic decision to re-balance and narrow their product portfolio, which resulted in an incremental adjustment to the inventory carrying value. This resulted in an incremental reserve of $65.7 million. During the third quarter of 2022, the Company reserved an incremental $26.9 million of inventory.

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2023 and December 31, 2022 was $11.9 million and $18.7 million, respectively. The contract liabilities impact to revenue for the three-month periods ended September 30, 2023 and 2022 was an increase of $0.8 million and an increase of $0.7 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2023, and 2022 was an increase of $6.8 million and an increase of $4.3 million, respectively.

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

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2023 and December 31, 2022 (U.S. dollars in thousands):

	September 30, 2023	December 31, 2022
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
Europe & Africa	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz other(1)	35,640	12,603
Total	$229,469	$206,432

(1)	The increase in Rhyz other goodwill relates to the second quarter of 2023 acquisitions. See Note - 12 Acquisitions for additional information.

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect.  The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.  As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2023 and December 31, 2022:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2023 (1)(2)	Balance as of December 31, 2022 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$385.0 million	$395.0 million	Variable 30 day: 7.42%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$120.0 million	$10.0 million	Variable 30 day: 7.43%	Revolving line of credit expires June 14, 2027.

(1)
As of September 30, 2023 and December 31, 2022, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $15.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.1 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of September 30, 2023, the weighted-average remaining lease term was 8.7 and 3.9 years for operating and finance leases, respectively. As of September 30, 2023, the weighted-average discount rate was 3.6% and 3.7% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense
Operating lease cost	$6,762	$9,479	$22,945	$30,179
Variable lease cost	1,923	1,572	3,410	4,223
Short-term lease cost	—	84	—	181
Finance lease expense
Amortization of right-of-use assets	1,240	530	3,843	1,632
Interest on lease liabilities	123	53	380	178
Total lease expense	$10,048	$11,718	$30,578	$36,393

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating cash outflow from operating leases	$21,975	$28,880
Operating cash outflow from finance leases	$360	$170
Financing cash outflow from finance leases	$2,382	$1,401
Right-of-use assets obtained in exchange for operating lease obligations	$14,351	$28,785
Right-of-use assets obtained in exchange for finance lease obligations	$782	$203

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2023	$5,967	$903
2024	20,769	3,479
2025	14,696	3,293
2026	10,227	3,197
2027	7,658	2,844
Thereafter	43,097	—
Total	102,414	13,716
Less: Finance charges	14,204	986
Total principal liability	$88,210	$12,730

The Company has additional lease liabilities of $3.5 million which have not yet commenced as of September 30, 2023, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2023 and 2022, stock options of 2.1 million and 0.5 million, respectively, and for the nine-month periods ended September 30, 2023 and 2022, stock options of 1.3 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May and July 2023, the Company’s board of directors declared quarterly cash dividends of $0.39 per share. These quarterly cash dividends of $19.4 million, $19.5 million and $19.5 million were paid on March 8, 2023, June 7, 2023 and September 6, 2023, respectively, to stockholders of record on February 27, 2023, May 26, 2023 and August 25, 2023, respectively. In October 2023, the Company’s board of directors declared a quarterly cash dividend of $0.39 per share to be paid on December 6, 2023 to stockholders of record on November 24, 2023.

Repurchase of common stock

During the three- and nine-month periods ended September 30, 2023, the Company repurchased 0.6 million shares of its Class A common stock under its stock repurchase plan for $13.0 million.  During the three- and nine-month periods ended September 30, 2022, the Company repurchased 1.0 million shares and 1.4 million shares of its Class A common stock under its stock repurchase plan for $40.0 million and $60.0 million, respectively.  As of September 30, 2023, $162.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$45,949	$—	$—	$45,949
Derivative financial instruments asset	—	17,020	—	17,020
Life insurance contracts	—	—	41,913	41,913
Contingent consideration	—	—	(6,422)	(6,422)
Total	$45,949	$17,020	$35,491	$98,460

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$55,356	$—	$—	$55,356
Derivative financial instruments asset	—	19,738	—	19,738
Life insurance contracts	—	—	40,055	40,055
Contingent consideration	—	—	(6,364)	(6,364)
Total	$55,356	$19,738	$33,691	$108,785

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$40,055	$49,851
Actual return on plan assets	2,341	(11,549)
Sales and settlements	(483)	—
Ending balance at September 30	$41,913	$38,302

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$(6,364)	$(10,341)
Changes in fair value of contingent consideration	(58)	1,969
Ending balance at September 30	$(6,422)	$(8,372)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of September 30, 2023 and December 31, 2022. During the three months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2023 was $2.5 million and $15.9 million, compared to $(3.6) million and $17.1 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2023, were (7.3)% and 92.4% of pre-tax income compared to 12.3% and 26.4% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $96.6 million and $89.3 million as of September 30, 2023 and December 31, 2022, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $10.2 million will be reclassified as a reduction to interest expense.

As of September 30, 2023 and December 31, 2022, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest Rate Swap - Asset	Prepaid expenses and other	$10,201	$9,156
Interest Rate Swap - Asset	Other assets	$6,819	$10,582

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in OCI on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	2023	2022	2023	2022
Interest Rate Swaps	$1,515	$5,832	$4,573	$15,903

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2023	2022	2023	2022
Interest Rate Swaps	Other expense, net	$2,628	$1,040	$7,291	$1,323

10.	Segment Information

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

Effective June 2023, the Company closed its Israel market. As a result the Europe, Middle East and Africa (“EMEA”) segment has been renamed Europe & Africa.

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022	2023	2022

Nu Skin
Americas	$91,671	$131,591	$300,469	$379,616
Mainland China	70,225	75,151	226,563	286,454
Southeast Asia/Pacific	68,743	83,502	200,317	267,805
South Korea	63,709	67,237	187,719	208,678
Japan	53,399	53,276	156,867	171,019
Europe & Africa	50,048	45,099	144,460	148,938
Hong Kong/Taiwan	40,724	39,587	112,380	117,408
Nu Skin other	(274)	496	208	2,434
Total Nu Skin	438,245	495,939	1,328,983	1,582,352
Rhyz Investments
Manufacturing (1)	49,714	41,328	131,032	119,898
Rhyz other	10,813	538	20,476	1,069
Total Rhyz Investments	60,527	41,866	151,508	120,967
Total	$498,772	$537,805	$1,480,491	$1,703,319

(1)
The Manufacturing segment had $16.2 million and $17.5 million of intersegment revenue for the three months ended September 30, 2023 and 2022, respectively, and $44.3 million and $48.9 million for the nine months ended September 30, 2023 and 2022, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022	2023	2022

Nu Skin
Americas	$16,627	$19,644	$61,730	$68,324
Mainland China	15,223	12,933	48,192	54,873
Southeast Asia/Pacific	13,190	18,098	37,057	61,091
South Korea	19,433	19,671	60,399	61,497
Japan	14,617	12,295	40,033	39,382
Europe & Africa	6,562	2,047	15,145	9,536
Hong Kong/Taiwan	10,146	7,737	28,128	24,337
Nu Skin contribution	95,798	92,425	290,684	319,040
Rhyz Investments
Manufacturing	4,838	1,755	7,683	6,235
Rhyz other	(5,966)	(1,724)	(11,318)	(4,069)
Rhyz Investments contribution	(1,128)	31	(3,635)	2,166
Total segment contribution	94,670	92,456	287,049	321,206
Corporate and other	(121,035)	(112,740)	(254,844)	(237,818)
Operating income (loss)	(26,365)	(20,284)	32,205	83,388
Other expense, net	(8,086)	(8,680)	(14,955)	(18,773)
Income (loss) before provision for income taxes	$(34,451)	$(28,964)	$17,250	$64,615

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022	2023	2022

Nu Skin
Americas	$115	$89	$307	$480
Mainland China	2,742	3,528	8,127	9,088
Southeast Asia/Pacific	257	382	813	1,144
South Korea	310	377	1,062	1,137
Japan	93	148	1,241	670
Europe & Africa	271	125	810	599
Hong Kong/Taiwan	715	743	1,990	2,152
Total Nu Skin	4,503	5,392	14,350	15,270
Rhyz Investments
Manufacturing	3,297	3,161	10,050	9,773
Rhyz other	2,048	592	3,816	1,776
Total Rhyz Investments	5,345	3,753	13,866	11,549
Corporate and other	8,344	9,025	24,123	27,116
Total	$18,192	$18,170	$52,339	$53,935

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022	2023	2022

Nu Skin
Americas	$18	$23	$209	$152
Mainland China	3,496	2,946	12,265	9,066
Southeast Asia/Pacific	130	19	321	143
South Korea	361	35	522	613
Japan	81	16	84	200
Europe & Africa	46	183	322	961
Hong Kong/Taiwan	90	587	698	1,386
Total Nu Skin	4,222	3,809	14,421	12,521
Rhyz Investments
Manufacturing	2,621	1,923	8,318	4,353
Rhyz other	20	—	20	—
Total Rhyz Investments	2,641	1,923	8,338	4,353
Corporate and other	5,043	19,723	15,346	28,400
Total	$11,906	$25,455	$38,105	$45,274

11.	Commitments and Contingencies

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

In April 2023, the Company acquired 60 percent of LifeDNA, Inc. (“LifeDNA”), a DNA assessment company.  Consideration paid included $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. The acquisition enables the Company to continue to expand its digital tools. The Company allocated the gross purchase price of $12.0 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $7.4 million of intangible assets, $1.7 million of cash, $0.1 million of current assets, $1.0 million of accrued liabilities and also resulted in a deferred tax liability of $2.0 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $5.8 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $0.6 million of customer relationships, $1.7 million of technology, $1.0 million of tradenames and $4.1 million of other intangibles. The intangibles were assigned useful lives of 7 years for the technology, tradenames and other intangibles, and 2 years for the customer relationships. All the goodwill was assigned to our Rhyz other segment. As of September 30, 2023 the allocation of the purchase price for the acquisition of LifeDNA is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

In June 2023, the Company acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), making BeautyBio a wholly owned subsidiary of the Company. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. The Company allocated the gross purchase price of $76.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $43.3 million of intangible assets, $1.5 million of cash, $4.7 million of accounts receivable, $11.0 million of inventory, $0.8 million of Prepaid and other assets, $1.0 million of fixed assets, and $3.0 million of accounts payable and accrued liabilities. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $17.2 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $18.7 million of customer relationships, $2.3 million of technology, $20.9 million of tradenames and $1.4 million of other intangibles. The intangibles were assigned useful lives of approximately 19 years for the technology and tradenames, approximately 9 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. As of September 30, 2023, the allocation of the purchase price for the acquisition of BeautyBio is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the third quarter and first nine months of 2023, the Company included $5.0 and $5.8 million of revenue from these acquisitions, respectively. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2022, would have been $1,489.1 million for the nine-month period ended September 30, 2023 and $547.8 million and $1,722.8 million for the three- and nine-month periods ended September 30, 2022, respectively.

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

In the third quarter of 2022, the Company adopted a strategic plan to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. During the back half of 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million. During the first quarter of 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. During the first quarter of 2023, the Company made cash payments of $7.9 million related to this global program, leaving an ending restructuring accrual of $11.9 million. During the second quarter of 2023, the company incurred no incremental charges and made cash payments of $9.6 million related to this global program, leaving an ending restructuring accrual of $2.3 million. During the third quarter of 2023, the Company incurred no incremental charges and made cash payments of $1.3 million related to this global program, leaving an ending restructuring accrual of $1.0 million.  The Company expects to make the remaining cash payments in the fourth quarter of 2023.

Restructuring expense by segment

(U.S. dollars in thousands)	Three Months Ended March 31, 2023
Nu Skin
Americas	$918
South Korea	422
Mainland China	1,352
Southeast Asia/Pacific	131
Japan	1,515
Europe & Africa	(113)
Hong Kong/Taiwan	(201)
Total Nu Skin	4,024
Rhyz Investments
Manufacturing	13
Rhyz other	—
Total Rhyz Investments	13
Corporate and other	5,750
Total	$9,787

14.	Subsequent Events

In October of 2023, the Company adopted a strategic plan to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions. The Company estimates total charges for the fourth quarter of 2023 under the program will approximate $15–$25 million in cash charges of severance. The Company expects to substantially complete the program during the first half of 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, acquisitions, and the integration of acquisition targets, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2022 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2022 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2023 decreased 7% to $498.8 million, compared to $537.8 million in the prior-year period, and revenue for the nine-month period ended September 30, 2023 decreased 13% to $1.5 billion, compared to $1.7 billion in the prior-year period. Our revenue in the third quarter and first nine months of 2023 was negatively impacted 1% and 3%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 21%, 23% and 6%, respectively, on a year-over-year basis.

The declines in our third quarter and first nine months of 2023 revenue were largely driven by continued macroeconomic pressures we’ve been facing in our markets, which has negatively impacted consumer spending and customer acquisition. During 2023 we began the launch process of ageLOC TRMe, our new personalized approach to weight management, which generated approximately $30.2 million and $66.3 million in revenue, for the third quarter and first nine months of 2023, respectively, with the launch process continuing in the fourth quarter with previews in Mainland China. In the third quarter of 2023, we began the launch process of our next smart connected device system, ageLOC WellSpa iO, with limited previews starting in select markets, which generated $35.6 million in revenue. The launch process continues in the fourth quarter of 2023 with a majority of our markets launching this product and with the remainder continuing throughout the first half of 2024.

Earnings per share for the third quarter of 2023 decreased 45% to $(0.74), compared to $(0.51) in the prior-year period. Earnings per share for the first nine months of 2023 decreased 97% to $0.03, compared to $0.94 in the prior-year period. The decrease in earnings per share for the third quarter and first nine months of 2023 is primarily driven by a third quarter of 2023 inventory write-off charge of $65.7 million, along with overall decline in revenue, partially offset by a third quarter of 2022 restructuring. The decline in earnings per share for the first nine months of 2023 was also impacted by our $9.8 million of restructuring charges incurred in the first quarter of 2023.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, Europe & Africa, and Hong Kong/Taiwan—and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz strategic investment arm, which were entered into during the second quarter of 2021 and 2023. Our Europe & Africa segment was previously Europe, Middle East and Africa (“EMEA”), but was changed following the June 2023 closure of the Israel market.

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2023	2022	Change	Change(1)	2023	2022	Change	Change(1)

Nu Skin
Americas	$91,671	$131,591	(30)%	(27)%	$300,469	$379,616	(21)%	(17)%
Mainland China	70,225	75,151	(7)%	(1)%	226,563	286,454	(21)%	(16)%
Southeast Asia/Pacific	68,743	83,502	(18)%	(16)%	200,317	267,805	(25)%	(23)%
South Korea	63,709	67,237	(5)%	(7)%	187,719	208,678	(10)%	(8)%
Japan	53,399	53,276	—	5%	156,867	171,019	(8)%	(1)%
Europe & Africa	50,048	45,099	11%	3%	144,460	148,938	(3)%	(4)%
Hong Kong/Taiwan	40,724	39,587	3%	6%	112,380	117,408	(4)%	(1)%
Nu Skin other	(274)	496	(155)%	(155)%	208	2,434	(91)%	(91)%
Total Nu Skin	438,245	495,939	(12)%	(10)%	1,328,983	1,582,352	(16)%	(13)%
Rhyz Investments
Manufacturing	49,714	41,328	20%	20%	131,032	119,898	9%	9%
Rhyz other	10,813	538	1,910%	1,910%	20,476	1,069	1,815%	1,815%
Total Rhyz Investments	60,527	41,866	45%	45%	151,508	120,967	25%	25%
Total	$498,772	$537,805	(7)%	(6)%	$1,480,491	$1,703,319	(13)%	(10)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast due to a change in how we allocate certain corporate costs. Consolidated financial information was not affected. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Nu Skin
Americas	$16,627	$19,644	(15)%	$61,730	$68,324	(10)%
Mainland China	15,223	12,933	18%	48,192	54,873	(12)%
Southeast Asia/Pacific	13,190	18,098	(27)%	37,057	61,091	(39)%
South Korea	19,433	19,671	(1)%	60,399	61,497	(2)%
Japan	14,617	12,295	19%	40,033	39,382	2%
Europe & Africa	6,562	2,047	221%	15,145	9,536	59%
Hong Kong/Taiwan	10,146	7,737	31%	28,128	24,337	16%
Total Nu Skin	95,798	92,425	4%	290,684	319,040	(9)%
Rhyz Investments
Manufacturing	4,838	1,755	176%	7,683	6,235	23%
Rhyz other	(5,966)	(1,724)	(246)%	(11,318)	(4,069)	(178)%
Total Rhyz Investments	$(1,128)	$31	(3,739)%	$(3,635)	$2,166	(268)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended September 30, 2023 and 2022.

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

	Three Months Ended September 30,
	2023	2022	Change
Customers
Americas	231,215	316,123	(27)%
Mainland China	189,221	256,183	(26)%
Southeast Asia/Pacific	111,151	153,432	(28)%
South Korea	109,550	134,549	(19)%
Japan	114,316	121,202	(6)%
Europe & Africa	169,320	187,906	(10)%
Hong Kong/Taiwan	54,134	69,989	(23)%
Total Customers	978,907	1,239,384	(21)%
Paid Affiliates
Americas	32,769	44,745	(27)%
Mainland China	27,509	23,088	19%
Southeast Asia/Pacific	33,574	40,624	(17)%
South Korea(1)	24,110	47,852	(50)%
Japan	37,695	38,119	(1)%
Europe & Africa(1)	19,254	31,409	(39)%
Hong Kong/Taiwan(1)	11,251	17,439	(35)%
Total Paid Affiliates	186,162	243,276	(23)%
Sales Leaders
Americas	7,537	9,545	(21)%
Mainland China	12,647	11,897	6%
Southeast Asia/Pacific	6,351	7,618	(17)%
South Korea	6,436	6,992	(8)%
Japan	7,087	6,063	17%
Europe & Africa	4,105	4,777	(14)%
Hong Kong/Taiwan	2,868	2,932	(2)%
Total Sales Leaders	47,031	49,824	(6)%

(1)
The September 30, 2023 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “South Korea,” “Europe & Africa,” and “Hong Kong/Taiwan,” below. We plan to implement these changes in additional segments over the next several quarters.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment for the third quarter and first nine months of 2023 is attributable to the continued decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In the first quarter of 2023 we have launched our new affiliates rewards and recognition program in North America. In the second quarter of 2023, we adjusted the structure of our sales compensation program in our Latin America markets and implemented our new e-commerce platform in North America. Despite some early difficulties with migration and adoption of the new programs and platforms, we believe these changes will be beneficial for our future growth opportunities.

The year-over-year decrease in segment contribution for the third quarter of 2023 and first nine months of 2023 primarily reflect the decline in revenue, partially offset by 2.2 and 2.0 percentage point decrease in selling expenses as a percent of revenue from sales mix, as our products have differing commission percentages assigned to them.

Mainland China.  Our Mainland China market has continued to be challenged during 2023. Although we had seen certain improving trends during the second quarter, ongoing macroeconomic factors in the third quarter and the associated decrease in consumer spending led to declines in revenue and Customers. The year-over-year increases in our Sales Leaders and Paid Affiliates reflect the second quarter growth in these metrics. Our revenue for the third quarter and first nine months of 2023 was negatively impacted 6% and 5%, respectively, by unfavorable foreign currency fluctuations. During the third quarter we launched ageLOC TRME, which we continue to focus on in the fourth quarter, along with preparations for our preview of the ageLOC WellSpa iO, which we will begin previewing the back half of the fourth quarter.

The year-over-year increase in segment contribution for the third quarter of 2023 primarily reflects a decrease in general and administrative expenses from cost savings realized from our 2022 restructuring plan, partially offset by the decline in revenue as well as a 2.4 percentage point increase in selling expenses as a percentage of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue particularly when there is a sequential change in revenue.  The decrease in segment contribution for the first nine months of 2023 is primarily driven by a decline in revenue, partially offset by improvements in general and administrative expenses.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2023 is partially attributable to slowing momentum from the general macro-economic factors in the markets along with our recent price increases to address inflation. In addition, in the first half of 2022 we launched ageLOC Meta (locally referred to as ageLOC Reset in our Southeast Asia markets), which generated $40.3 million in revenue for the first nine months of 2022, respectively, compared to $17.1 million for the first nine months of 2023. We reported sequential improvements from the prior quarter in the region in revenue, Customers, Paid Affiliates and Sales Leaders as our recent promotions helped to generate momentum and we are aligning the Sales Leaders for the upcoming fourth quarter of 2023 preview of ageLOC WellSpa iO, along with further promotions directed towards customers.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue, along with a 0.9 and 2.0 percentage point decline in gross margin for the third quarter and first nine months of 2023, respectively, due to product mix.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2023. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 17 thousand Paid Affiliates for the third quarter of 2023.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue, partially offset by decreases in general and administrative expenses from savings generated by our 2022 restructuring plan.

Japan. For the third quarter and first nine months of 2023 revenue was negatively impacted 5% and 7%, respectively, from unfavorable foreign-currency fluctuations. In addition, our revenue, Customers and Paid Affiliates were negatively impacted by inflationary pressures and our associated price increases implemented in the second quarter of 2023. Our third quarter increase in local-currency revenue and Sales Leaders was driven by our preview of the ageLOC WellSpa iO and Sales Leader incentive promotions.

The year-over-year improvement in segment contribution for the third quarter and first nine months of 2023 reflects the cost savings generated from the 2022 restructuring plan, and a decrease in selling expenses due to a reduction in the incentive trips accrual. For the first nine months of 2023, the improvements in segment contribution were partially offset by a decline in revenue.

Europe & Africa. During the third quarter of 2023 we previewed the ageLOC WellSpa iO which generated $4.3 million and had a successful ageLOC LumiSpa iO promotion within our Vera app, resulting in revenue growth for the quarter.  Our revenue for the third quarter of 2023 benefited 8% from favorable foreign currency fluctuations. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders for the first nine months of 2023 reflects the softening of momentum that occurred during the first half of 2023, as well as macroeconomic factors that have led to a decline in purchasing power of our customers. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 4 thousand Paid Affiliates for the third quarter of 2023. Effective June 2023, we closed our Israel market. This market generated $65 thousand of revenue for the first half of 2023 prior to its closure and $172 thousand for the full year 2022.

The year-over-year increase in segment contribution for the third quarter and first nine months of 2023 reflects a slight improvement in gross margin due to favorable sales mix and price increase, and a 2.2 and 1.3 percentage point decrease in selling expenses as a percent of revenue, respectively, from a favorable sales mix and lower incentive trip accruals primarily from a decrease in Sales Leaders who qualified for the trips.  For the third quarter of 2023, our segment contribution also benefited from increased revenue.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment revenue increased 3% for the third quarter and decreased 4% for the first nine months of 2023. Our revenue was negatively impacted 3% for the third quarter and the first nine months of 2023 from unfavorable foreign-currency fluctuations. During the third quarter of 2023 we previewed the ageLOC WellSpa iO, which generated approximately $8.1 million in revenue. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 5 thousand Paid Affiliates for the third quarter of 2023.

The increase in segment contribution for the third quarter of 2023 benefited from increased revenue as well as a decline in general and administrative expenses from cost savings in occupancy and labor from our 2022 restructuring plan. The increase in segment contribution for the first nine months of 2023 was primarily driven by a 1.1 percentage point improvement in gross margin from cost saving initiatives to reduce freight and overhead cost and a 2.1 percentage point decrease in selling expenses as a percentage of revenue from lower incentive trip accruals.

Manufacturing. Our Manufacturing segment revenue increased 20% for the third quarter and 9% for the first nine months of 2023, primarily from the onboarding of new customers and automation efforts to increase efficiencies, enabling an increase in production capacity.

The increase in segment contribution for the third quarter and first nine months of 2023 is primarily from the increased revenue and efficiencies gained from automation. In addition, segment contribution benefited from a favorable revenue mix between our manufacturing entities, which have differing profit levels.

Rhyz Other.  The increase in revenue in our Rhyz other segment is primarily driven by $5.3 million and $13.6 million of growth at our previously acquired social commerce platform for the third quarter and first nine months of 2023, respectively. In addition, we recognized $5.0 million and $5.8 million of revenue for the third quarter and first nine months of 2023, respectively, from our entities acquired in the second quarter of 2023. Because we acquired these entities during the year, our reported revenue for these entities consists only of the revenue after the acquisition dates, not the full year-to-date period.

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

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2023 decreased 7% to $498.8 million, compared to $537.8 million in the prior-year period. Revenue for the nine-month period ended September 30, 2023 decreased 13% to $1.5 billion compared to $1.7 billion. Our reported revenue was negatively impacted 1% and 3% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2023, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 58.6% for the third quarter of 2023, compared to 67.7% for the prior-year period, and 67.9% for the first nine months of 2023, compared to 71.6% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin decreased 11.2 percentage points to 61.8% for the third quarter of 2023 and decreased 3.7 percentage points to 71.9% for the first nine months of 2023. During the third quarter of 2023, we made the strategic decision to re-balance and narrow our product portfolio, which resulted in an incremental $65.7 million inventory write-off, compared to an incremental $26.9 million write-off in the third quarter of 2022. Our gross margin for the three- and nine-month periods ended September 30, 2023, was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the three- and nine-month periods ended September 30, 2023 than in the prior-year periods.

Selling expenses

Selling expenses as a percentage of revenue decreased to 37.6% for the third quarter of 2023, compared to 40.3% for the prior year period, and decreased to 37.9% for the first nine months of 2023, compared to 39.8% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 1.8 percentage points to 41.7% for the third quarter of 2023 and decreased 1.6 percentage points to 41.2% for the first nine months of 2023. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. The declines in our selling expenses for the third quarter and first nine months of 2023 also reflect a decline in our incentive trip accruals as fewer members of our sales force qualified for these trips.

General and administrative expenses

General and administrative expenses decreased to $130.9 million in the third quarter of 2023, compared to $138.0 million in the prior-year period and decreased to $401.8 million in the first nine months of 2023, compared to $428.1 million in the prior-year period. The $7.1 million decrease for the third quarter of 2023 and $26.3 million decrease for the first nine months of 2023 was primarily from contraction in labor expense and occupancy related expenses, both attributable to our 2022 restructuring in which we reduced our physical footprint and reduced our headcount. General and administrative expenses as a percentage of revenue increased to 26.2% for the third quarter of 2023, from 25.7% for the prior-year period, and increased to 27.1% for the first nine months of 2023, from 25.1% for the prior-year period.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. We incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and other intangibles related to the footprint optimization. During the third and fourth quarters of 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During the first quarter of 2023 we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. No restructuring charges were incurred in the second or third quarter of 2023.

In October 2023, we adopted a strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions. We estimate total charges for the fourth quarter of 2023 under the program will approximate $15–$25 million in severance charges, which will be paid in cash. We expect to substantially complete the program during the first half of 2024. The program may expand as we continue to evaluate our business, including product portfolio, global processes and organization, and operational footprint.

Other income (expense), net

Other income (expense), net was $(8.1) million for the third quarter of 2023 compared to $(8.7) million for the prior-year period and $(15.0) million for the first nine months of 2023 compared to $(18.8) million for the prior-year period. The decrease in other expense for the third quarter reflects a $0.7 million decline in foreign currency losses and a $3.3 million unrealized investment loss recorded in the third quarter of 2022 related to a controlled environment agriculture company we invested in as part of our previous Grow Tech segment, partially offset by a $3.9 million increase in interest expense. The decrease in other expense for the nine-month period ended September 30, 2023 reflects a $6.9 million decline in foreign currency losses and a $9.0 million unrealized investment loss recorded in 2022 related to the controlled environment agriculture company, partially offset by a $9.3 million increase in interest expense and a $2.0 million decline in contingent consideration that was recorded in the first nine months of 2022 in connection with a previous acquisition.

Provision for income taxes

Provision for income taxes for the three- and nine-month periods ended September 30, 2023 was $2.5 million and $15.9 million, respectively, compared to $(3.6) million and $17.1 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2023 were (7.3)% and 92.4% of pre-tax income compared, respectively, to 12.3% and 26.4% in the prior-year periods. The increase in effective tax rate for the third quarter and first nine months of 2023 primarily reflects the decline in profitability for the period which resulted in recording additional valuation allowances against our foreign tax credits.

Net income

As a result of the foregoing factors, net income (loss) for the third quarter of 2023 was $(37.0) million, compared to $(25.4) million in the prior-year period. Net income for the first nine months of 2023 was $1.3 million, compared to $47.6 million for the first nine months of 2022.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2023, we generated $64.5 million in cash from operations, compared to $82.5 million during the prior-year period. The decrease in cash flow from operations primarily reflects  lower net income in 2023 and an increase in accounts receivable from increased revenue at our manufacturing entities, partially offset by a higher payout of accrued commissions during 2022 due to higher sales for that year.  Cash and cash equivalents, including current investments, as of September 30, 2023 and December 31, 2022 were $250.0 million and $278.5 million, respectively, with the decrease being driven by our second quarter of 2023 acquisition of BeautyBio and LifeDNA, quarterly dividend payments, capital expenditures, as discussed below, and payment on liabilities associated with our 2022 restructuring plan, partially offset by borrowings on our revolving credit facility.

Working capital. As of September 30, 2023, working capital was $267.1 million, compared to $400.6 million as of December 31, 2022. Our decline in working capital is primarily attributable to our second quarter of 2023 acquisitions of BeautyBio and LifeDNA, which were purchased using proceeds from our revolving credit facility as well as our third quarter of 2023 inventory write-off.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2023 were $38.1 million. We expect that our capital expenditures in 2023 will be primarily related to:

●	purchases and expenditures for computer systems and equipment, software, and application development;
●	the expansion and upgrade of facilities in our various markets; and
●	a new manufacturing plant in Mainland China.

We estimate that capital expenditures for the uses listed above will total approximately $50–60 million for 2023. The construction of the new manufacturing plant in Mainland China was substantially completed during the second quarter of 2023, with production expected to begin in the fourth quarter of 2023. As of September 30, 2023, we have spent approximately $57.1 million on this project, including $6.4 million in the first nine months of 2023 and expect that our expenditures for this project will total approximately $60 million, including approximately $10 million during 2023.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2023 and December 31, 2022, we had $120.0 million and $10.0 million of outstanding borrowings under our revolving credit facility, and $385.0 million and $395.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $2.1 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2023, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of September 30, 2023, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the third quarter and first half of  2023, we repurchased 0.6 million shares of our Class A common stock under the plan  for $13.0 million. As of September 30, 2023, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May and July 2023, our board of directors declared quarterly cash dividends of $0.39 per share. These quarterly cash dividends of $19.4 million, $19.5 million and $19.5 million were paid on March 8, 2023, June 7, 2023 and September 6, 2023 to stockholders of record on February 27, 2023, May 26, 2023 and August 25, 2023. In October 2023, our board of directors declared a quarterly cash dividend of $0.39 per share to be paid on December 6, 2023 to stockholders of record on November 24, 2023. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2023 and December 31, 2022, we held $250.0 million and $278.5 million, respectively, in cash and cash equivalents, including current investments. These amounts include $198.2 million and $223.0 million as of September 30, 2023 and December 31, 2022, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2023, we had $20.2 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2023 and December 31, 2022, we had $16.9 million and $14.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the third quarter of 2023.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2023, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and nine-month periods ended September 30, 2023 and 2022.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2023 and 2022, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2023, and 2022 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various security and privacy regulations in the markets where we do business, as well as requirements imposed by the payment card industry. For example, during 2018, the General Data Protection Regulation went into effect in the European Union, imposing increased data protection regulations, the violation of which could result in fines of up to 4% of our annual consolidated revenue. Many other U.S. states and foreign jurisdictions have similarly enacted security and privacy regulations. Many other jurisdictions, including California and Mainland China, have increased enforcement of laws and regulations that have recently taken effect. We believe these trends will continue. In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. The prospect of new data privacy laws and ambiguity regarding the interpretation of new and existing laws has resulted in significant uncertainty and compliance costs. In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. In particular, maintaining compliance with these and other evolving regulations and requirements around the world often requires changes to our information system architecture and data storage processes. For example, data privacy laws in Mainland China and other jurisdictions place restrictions on the cross-border transmission of personal data, which could impede our ability to perform many business functions, including calculating and paying compensation to our sales force, absent significant changes to our information system architecture. Changing our information system architecture and data transfer and storage processes is difficult and expensive. Investigations by the regulators of data security laws could also result in the payment of fines, reputational harm and an inability to continue doing business in certain jurisdictions. Private actions by affected individuals could also result in significant monetary or reputational damage.

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

In addition, a breached or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force or guest data. Although we take measures to protect the security, integrity and confidentiality of our data systems, we experience cyber attacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. These risks are heightened as we work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as the providers and social media platforms could be vulnerable to the same types of breaches and other risks. Acquisition activity, which we have engaged in and which we may continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2023	—	$—	—	$175.4
August 1 - 31, 2023	50,462	23.80	50,462	$174.2
September 1 - 30, 2023	503,004	23.48	503,004	$162.4
Total	553,466	$23.51	553,466

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

Trading Plan
On September 6, 2023, Edwina Woodbury, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell 40% of the shares of Class A Common Stock underlying her 4,232 restricted stock units that will vest on April 30, 2024.  The sale is scheduled to occur on the vesting date of April 30, 2024 or the next possible business day.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1
Nu Skin Enterprises, Inc. Amended and Restated 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

10.2
Amendment 1 to Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

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

November 1, 2023

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)