Form 10-K
period 2023-12-31
NU SKIN ENTERPRISES, INC.
filed 2024-02-15
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☑

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.64 billion. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2024, 49,420,882 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, GROWTH OF OUR RHYZ BUSINESSES, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS, PLANS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS AND OTHER LEGAL MATTERS, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN MAINLAND CHINA; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “TARGETS,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE ITEM 1A. RISK FACTORS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to U.S. dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2023, our revenue of $2.0 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our business arm known as Rhyz Inc. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2023, the Rhyz companies generated $216.6 million, or 11%, of our 2023 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands.

In 2023, we generated approximately 26% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2023, our revenue was negatively impacted 3% from foreign-currency fluctuations compared to 2022. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

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

During the past several years, we have generated success in our business with innovative beauty devices. Devices are an important part of our strategy. In the second half of 2022, we began launching our first connected beauty device, ageLOC LumiSpa iO; market launches continued into 2023. In the second half of 2023, we began launching ageLOC WellSpa iO (not sold in the United States), a connected device focused on holistic wellness and beauty, in most of our markets. We also began launching a similar, FDA-cleared device, Nu Skin RenuSpa iO, in the United States. When connected to our mobile application, these connected devices gather data to provide insights into consumer behavior, with the goal of enabling us to provide more personalized experiences for our consumers. Please refer to “Distribution Channel” below for additional information about our connected devices and our business strategy that they fit into.

Also during 2023, we launched our ageLOC TRMe personalized weight wellness line of products in several markets. We plan to preview and/or launch ageLOC TRMe in additional markets in 2024.

Product Categories

We have two primary product categories: beauty products and wellness products. We develop and distribute innovative, premium-quality products in these two categories under our Nu Skin and Pharmanex brands, respectively. We also develop and distribute products under our ageLOC brand, which features innovative, premium-quality anti-aging products in both the beauty and wellness categories and in many cases is co-branded with our Nu Skin and Pharmanex products. Most of our innovative devices are ageLOC beauty products; however, ageLOC WellSpa iO spans both the beauty and wellness categories.

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

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2023		2022		2021
Beauty(1)	$858.6	43.6%	$1,069.7	48.1%	$1,442.7	53.5%
Wellness(1)	886.1	45.0%	992.3	44.6%	1,062.5	39.4%
Other(2)	224.4	11.4%	163.7	7.3%	190.5	7.1%
	$1,969.1	100.0%	$2,225.7	100.0%	$2,695.7	100.0%

(1)
Includes sales of beauty and wellness products in our core Nu Skin business. The beauty category includes $342 million, $440 million and $658 million in sales of devices and related consumables for the years ended December 31, 2023, 2022 and 2021, respectively.  For purposes of this table, sales of ageLOC WellSpa iO are included in the beauty category, together with our other devices, though this product spans both the beauty and wellness categories.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Beauty Products. Our strategy for our beauty products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium beauty markets. Our products in this category include our innovative skin care devices, cosmetics and other personal care products. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our beauty category with ingredients that are scientifically proven to provide visible results. In 2023, our top-selling product lines by revenue in this category were our ageLOC LumiSpa devices (consisting of both ageLOC LumiSpa and ageLOC LumiSpa iO) and our Nutricentials skin care products. Our ageLOC beauty products accounted for 46% of our beauty product category revenue and 20% of our total revenue in 2023.

Wellness Products. Our strategy for our wellness category is to continue to introduce innovative, substantiated nutritional supplements based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2023, our top-selling product lines by revenue in this category were our ageLOC TR90 weight management system, our Beauty Focus products (including Beauty Focus Collagen+) and our LifePak nutritional supplements. Our ageLOC wellness products accounted for 46% of our wellness product category revenue and 21% of our total revenue in 2023.

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

Intellectual Property

Our trademarks are registered in the United States and in markets where we operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, our ageLOC logos, LifePak®, Galvanic Spa®, TR90®, Epoch®, ageLOC Me®, LumiSpa®, Nutricentials®, WellSpa iO (registered outside of the United States) and ageLOC Boost (registered outside of the United States). In addition, a number of our products, including our facial spas, ageLOC WellSpa iO, Nu Skin RenuSpa iO, ageLOC Body Spa, LumiSpa, ageLOC Boost, TR90 and Pharmanex BioPhotonic Scanner, are based on proprietary technologies and designs, some of which utilize patented technologies and/or technologies licensed from third parties. We also rely on patent and trade secret protection to protect our proprietary technology and other proprietary information for some of our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2023, we sourced most of our beauty and wellness products from trusted third-party suppliers and manufacturers, and approximately 23% from our manufacturing subsidiaries. Our manufacturing entities also provide a cost of goods sold benefit and help us to maintain a more consistent supply source. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2023, two of our manufacturing subsidiaries and one third-party supplier accounted for more than 10% of our product purchases. We procure our ageLOC Galvanic Facial Spa, ageLOC Body Spa, and Nu Skin Facial Spa devices and some other products and ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. While we generally maintain good relationships with our suppliers, in the event we become unable to source any products or ingredients from our current suppliers, we believe that we would be able to locate alternative vendors, use substitute ingredients, or develop and manufacture alternative products and source them from other suppliers, as applicable. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Our manufacturing subsidiaries are owned by our Rhyz business arm. We plan to continue making strategic acquisitions going forward, as we believe these acquired companies allow us to diversify and vertically integrate our business. We also leverage their expertise to enhance our innovation, sustainability, speed to market and supply chain capabilities. In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $216.6 million in revenue from sales to external customers in 2023.

DISTRIBUTION CHANNEL

Our Nu Skin business operates in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We believe that direct selling, which has traditionally relied on face-to-face, word-of-mouth marketing, is currently being impacted by the convergence of social commerce, influencer and affiliate marketing, and the growing gig economy. These macroeconomic shifts have also disrupted traditional advertising and retail business practices, as well as e-commerce generally, in favor of socially enabled and direct-to-consumer models. The COVID-19 pandemic further accelerated disruption across many industries by causing migration to remote work, gig engagement and online shopping.

We endeavor to transform and adapt our business to these trends by helping our sales force to become more socially enabled and to grow their businesses online. In addition, we are developing more robust approaches to help our salesforce attract and develop affiliate marketers. We are currently working through a significant digital transformation in our business to achieve widespread adoption of social commerce in all of our markets. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and functionality. Our products also have served an important role in our social commerce strategy as we have developed products that are shareable and demonstrable on social media platforms. Products continue to play an important role as we transform to a more digital and socially enabled business; in particular, we believe that connected devices will provide data on consumer behaviors and needs that will engender a more personalized experience for our consumers and improved brand loyalty.

Our digital transformation will require significant expenditures over the next several years. Our digital transformation, affiliate marketing and social sharing also present certain risks and challenges to our business, and some social media platforms impose restrictions or prohibitions on content related to multi-level marketing. For further information, see Item 1A. Risk Factors.

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

●	as compared to other distribution methods, our sales force knows their customers and can foster loyalty through data-driven customer-relationship management and our subscription program;
●
prospecting for customers via social networks (both offline and online) allows affiliates and the company to attract a potentially wider audience of customers who would not typically seek out similar products in a standard retail or e-commerce marketplace; and

●
flexible and targeted compensation structures allow affiliates and the company to quickly enhance focus on specific products based on geographic, demographic, and seasonal needs and opportunities, as well as specific segments of customers, affiliate marketers and business builders.

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, customer type mix, the manner and tools used to engage potential customers, social media and third-party platforms, compensation structure, the manner and tools used to engage potential affiliates (including programs and incentives), access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market and sell our products.

Given that members of our sales force are independent contractors in most markets, we do not control or direct their business decisions or promotional efforts. We do, however, require that our sales force abide by policies and procedures that require them to act in an ethical and consumer-protective manner and in compliance with applicable laws and regulations. As a member of direct selling associations globally, we promote and abide by the industry’s codes of ethics and consumer-protective standards to support and protect those who sell and purchase our products through the direct selling channel.

In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and sell products through their personal and social networks.

Consumer Group and Sales Network

Our Nu Skin business’s distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption and share products with friends and family; and our sales network—individuals who personally buy, use and resell products, and who also attract new consumers, and recruit, train and develop new sellers. We strive to develop both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, personalized, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation, incentives and recognition.

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

The following chart sets forth information concerning our Customers, Paid Affiliates and Sales Leaders for the last three years. During the first quarter of 2022, in connection with the introduction of the new metric Paid Affiliates, we reviewed how we define Sales Leaders and adjusted this metric’s definition to what we believe provides a better insight into the trends of our business. We have recast the 2021 Sales Leaders to the new definition. The definition of our Customer metric remained unchanged.

Total Number of Customers, Paid Affiliates and Sales Leaders by Region

	Three Months Ended December 31,
	2023	2022	2021
Customers
Americas	231,183	299,287	336,564
Mainland China	207,276	202,933	315,418
Southeast Asia/Pacific	106,471	141,183	169,601
South Korea	103,151	123,749	146,354
Japan	113,670	119,152	122,813
Europe & Africa	163,178	197,917	210,414
Hong Kong/Taiwan	52,110	62,903	66,395
Total Customers	977,039	1,147,124	1,367,559

Paid Affiliates
Americas	31,910	42,633	49,328
Mainland China	25,889	23,436	30,546
Southeast Asia/Pacific	34,404	38,653	44,050
South Korea(1)	22,166	45,058	52,036
Japan(1)	22,417	38,021	38,428
Europe & Africa(1)	18,888	31,869	36,482
Hong Kong/Taiwan(1)	11,212	17,286	20,155
Total Paid Affiliates	166,886	236,956	271,025

Sales Leaders
Americas	7,126	9,594	10,879
Mainland China(2)	11,296	12,359	18,207
Southeast Asia/Pacific	6,418	6,999	8,800
South Korea	5,249	6,094	8,224
Japan	7,086	5,936	5,864
Europe & Africa	3,968	4,740	5,743
Hong Kong/Taiwan	2,916	3,015	3,666
Total Sales Leaders	44,059	48,737	61,383

(1)
The December 31, 2023 number is affected by a change in eligibility requirements for receiving certain awards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“South Korea,” “Japan,” “Europe & Africa,” and “Hong Kong/Taiwan,” for more information.

(2)
The December 31, 2023 and 2022 numbers reflect a modified Sales Leader definition. During 2022, we made some modifications to the compensation plan, which provides leaders more flexible requirements to maintain their business.

Global Direct Selling Channel

Outside of Mainland China, individuals can elect to participate in our business as follows:

●	“Brand Affiliate-Direct Consumers”—Individuals who purchase products directly from a Brand Affiliate at a price established by the Brand Affiliate.
●
“Company-Direct Consumers”—Individuals who purchase products directly from the company. These consumers are typically referred by a Brand Affiliate and may purchase at retail price or at a discount. These individuals do not have the right to build a Nu Skin business by reselling products or by recruiting others.

●
“Basic Brand Affiliates”—Brand Affiliates who purchase products for personal or family use or for resale to other consumers. These individuals are not eligible to receive compensation on a multi-level basis unless they elect to qualify as a Sales Leader under our global sales compensation plan. We consider these individuals to be part of our consumer group, as we believe a significant majority of these Brand Affiliates are purchasing products for personal use and not actively building a sales network or consumer base.

●
“Sales Leaders and Qualifiers”—Brand Affiliates who have qualified or are trying to qualify as a Sales Leader. These Brand Affiliates have elected to pursue the business opportunity as a Sales Leader and are actively attracting consumers and building a sales network under our global sales compensation plan. These Sales Leaders and Qualifiers constitute our sales network.

To become a Brand Affiliate, an individual signs a Brand Affiliate agreement and receives access to a business portfolio, which is free in most markets. In some markets, we charge a small fee for the business portfolio. The business portfolio, generally consists of documentation concerning the business, including copies of the sales compensation plan, Brand Affiliate policies and procedures, product catalog and other documentation, but does not include products. There are no requirements to purchase products or other materials to become a Brand Affiliate, and no commissions are paid on any purchase of a business portfolio.

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

In addition to our product return policy, we strive to be as protective of our customers as possible. We seek to ensure that those who use our products or participate in our business opportunity are treated fairly and are not misled by inappropriate product or earnings claims.

There are two fundamental ways in which our Brand Affiliates can earn money:

●	through retail markups on resales of products purchased from the company; and
●	through sales compensation earned on the sale of products under our global sales compensation plan.

We believe that our global sales compensation plan is among the most generous in the direct selling industry and is one of our competitive advantages. Our Brand Affiliates can receive sales compensation for product sales from the company to their own consumer groups.  Likewise, our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own consumer groups, as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor others, and we do not pay any sales compensation for recruiting or sponsoring. While all of our Brand Affiliates can sponsor others at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are the most active in sponsoring others. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales in the Sales Leader’s team of Sales Leaders across all geographic markets.

Mainland China Business Model

Because of restrictions on direct selling and multi-level commissions in Mainland China, we have implemented a business model for that market that is different from the business model we use in our other markets. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. We are currently evaluating potential changes to the structure of our sales compensation in Mainland China due to the evolving commercial and regulatory environment. These changes could have a negative impact on our sales in that market.

In Mainland China, we utilize sales employees to sell products through our retail stores, website and digital platforms; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website and digital platforms; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores, website and digital platforms. (As used in the foregoing sentence, our digital platforms include not only those owned or run by our company but also a platform operated by a third party on which we have registered a flagship store.) We rely on our sales employees, independent direct sellers and independent marketers to attract new consumers, promote repeat purchases, and educate our sales force about our products, culture and policies through training meetings.

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

Sales Leader previews and other product introductions and promotions sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue during the quarter and can skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers, Paid Affiliates and Sales Leaders to our business, increases consumer trial, and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS

We currently sell and distribute our Nu Skin business’s products in nearly 50 markets. We have divided our markets into seven segments: Mainland China; South Korea; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand and other markets; Americas, which includes Canada, Latin America and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe & Africa, which includes markets in Europe as well as South Africa. Our Rhyz business arm also includes two additional segments: Manufacturing and Rhyz other. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2023		2022		2021
Nu Skin
Americas	$398.2	20%	$508.5	23%	$547.8	20%
Mainland China	298.1	15	360.4	16	568.8	21
Southeast Asia/Pacific	267.2	14	344.4	16	336.7	13
South Korea	236.1	12	268.7	12	354.3	13
Japan	207.8	10	224.9	10	266.2	10
Europe & Africa	192.4	10	204.3	9	283.2	11
Hong Kong/Taiwan	153.6	8	157.2	7	162.6	6
Other	(0.9)	—	4.0	—	3.5	—
Total Nu Skin	1,752.5	89	2,072.4	93	2,523.1	94
Rhyz
Manufacturing	181.4	9	149.5	7	172.1	6
Rhyz other	35.2	2%	3.8	—	0.5	—
Total Rhyz	216.6	11	153.3	7	172.6	6
Total	$1,969.1	100%	$2,225.7	100%	$2,695.7	100%

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

Direct Selling Regulations

Direct selling is regulated by various national, state and local government agencies in the United States and foreign markets. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, including “pyramid” schemes, which compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets generally:

●	impose requirements related to order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;
●	require us, or our sales force, to register with government agencies;
●	impose limits on the amount and type of sales compensation we can pay;
●	impose reporting requirements; and
●	require that our sales force is compensated for sales of products and not for recruiting others.

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. A number of states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. During the past several years, settlements and other judicial orders between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. In addition, during 2021 the FTC announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers; the FTC issued a request for public comment on this rule in November 2022. Currently, multi-level marketing companies have been deemed not covered by this rule. If this changes or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. Also during 2021, the FTC sent a notice to more than 1,100 companies, including us, that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so. In addition, during 2022, the FTC issued an Advanced Notice of Proposed Rulemaking (“ANPR”) indicating that it is considering proposing a rule regarding earnings claims. The ANPR also suggested, among other things, that the FTC would likely not consider a disclaimer (such as “results not typical”) to be sufficient to correct a misleading impression from an atypical earnings claim. For more information about these matters, other regulatory actions, and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system or to our business practices could harm our business” and “Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.”

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

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, following negative media coverage about healthcare-related product claims made by another direct selling company in Mainland China. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

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

Product Regulations

Our beauty and wellness products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state, and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General, and state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan, and similar government agencies in all other markets in which we operate. In the United States, the FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those that we distribute.

Regulation of Beauty Products in the United States. Our beauty products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further submissions as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and those who sell cosmetics have the burden to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations. In 2024, the FDA will begin implementation of portions of the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). This implementation will create a greater burden for cosmetic manufacturer facility registration and audits, mandate product notification for cosmetics, and mandate the reporting of serious adverse events to the FDA. Rollout of MoCRA is expected to continue for the coming years. Failure to correctly interpret and comply with the new requirements could lead to government actions against us and the associated impairment to our business.

The FDCA defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance . . . .” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body (“structure/function claims”). A product’s intended use can be inferred from marketing or product claims, and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use may be restricted or prohibited in the future as more is learned about such ingredients.

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

Regulation of Beauty Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, beauty products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “general cosmetics.” Products in both categories require adequate substantiation of efficacy, which must be made available to authorities prior to marketing a product and which can be reviewed and enforced upon at any time thereafter. The product registration process for some categories of beauty products in Mainland China takes from three to six months to complete under the latest regulations governing cosmetics. Certain cosmetics are categorized as “special cosmetics” and carry a more unpredictable process and approval timing frequently in excess of two years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each beauty product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, all “functional” cosmetics are required to either undergo examination by or be reported to the Ministry of Food and Drug Safety. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Regulation, which requires a uniform application for foreign companies placing finished beauty products on the EU market. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue, or reformulate and re-register products in order to sell those products.

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

Regulation of Wellness Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation, the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. A vast majority of products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for a minority of “health foods,” which allows products with only basic nutritional ingredients (some vitamins and minerals) to  undergo a simplified approval process rather than the full registration process. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” without any health food claims while applying to the authorities for “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

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

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements and cosmetic products. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in consent decrees or orders requiring, among other things, injunctive provisions, corrective advertising, consumer redress, and such other relief as the agency deems necessary to protect the public. Violation of these consent decrees or orders could result in substantial financial or other penalties. The FTC also sends warning letters as it monitors companies’ activities. For example, during 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat, cure or prevent COVID-19 and/or about the earnings that people who suffered the loss of a job or income could make. No assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States. In addition, during 2023, the FTC sent notices of penalty offense to nearly 700 companies, including us, regarding the requirement of sufficient substantiation for product claims. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the FTC’s prior administrative cases on this topic, and they could incur significant civil penalties if they or their representatives fail to do so.

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

Regulation of Medical Devices. In 2014, our Nu Skin Facial Spa device was cleared for marketing through the 510(k) process with the FDA as a medical device with cosmetic benefit. More recently, our RenuSpa iO device was cleared for marketing through the FDA’s 510(k) process. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the United States and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

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

Our Pharmanex BioPhotonic Scanner and our current and future device products may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. The interpretation of the line between medical devices and non-medical devices in each country is subjective and varied, as well as subject to change based on industry precedent, influence from the medical device sector, and other factors. Our connected devices are subject to specific testing, certification, and/or registration governing the connectivity to mobile devices. We have been required to register our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems as medical devices in a few markets, and we also have received clearance from the FDA to market our Nu Skin Facial Spa and our Nu Skin RenuSpa iO devices for over-the-counter use. We have registered ageLOC Boost as a medical device in Thailand, and we are seeking medical device registration in Thailand for Nu Skin WellSpa iO. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

Under applicable direct selling regulations in Mainland China, our Pharmanex BioPhotonic Scanner, ageLOC LumiSpa, ageLOC Galvanic Facial Spa, ageLOC WellSpa iO and ageLOC Body Spa systems are registered as “health care equipment” or “household appliances,” which enables us to market and sell them through our direct sales channel in that market. The process for registering products for the direct sales channel in Mainland China is subject to delays. However, this process and registration requirement do not apply to all of our sales channels in Mainland China; although our independent direct sellers are prohibited from earning commissions by selling products that are not so registered, sales by our sales employees or independent marketers are not subject to this requirement. Please refer to Item 1A. Risk Factors for more information on the regulatory risks associated with our device products.

COMPETITION

Products

The markets for our products are highly competitive. Our competitors include a broad array of marketers of beauty and wellness products and pharmaceutical companies, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the reach, convenience and customer servicing of our distribution system.

Direct Selling

We compete with other direct selling companies, some of which have a longer operating history, and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Natura & Co and Herbalife. We also compete with local direct selling companies in the markets in which we operate. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

RHYZ COMPANIES

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our business arm known as Rhyz Inc. Our Rhyz businesses, which are reported in two segments, primarily consist of the following consumer, technology and manufacturing companies:

Rhyz Manufacturing Segment:
●	Elevate Nutraceuticals LLC, dba Elevate Health Sciences—a manufacturer of private-label dietary supplements.
●	Ingredient Innovations International Company, dba 3i Solutions—a manufacturer of dietary supplements.
●	L&W Holdings, Inc., dba CasePak—a packaging company that consults with product developers to design and develop custom packaging.
●	Wasatch Product Development, LLC—a developer and manufacturer of personal care products, dietary supplements and functional foods.

Rhyz Other Segment:
●	Beauty Biosciences LLC—a beauty company that sells its products through digital and retail channels.
●	LifeDNA, Inc.—a DNA assessment and recommendation technology company that we believe holds potential for our broader personalization strategy.
●
MyFavoriteThings, Inc., dba Mavely—a social commerce platform that offers creators a suite of social selling tools to help them promote products from Mavely partner brands and retailers and earn a commission for their converted sales.

In 2023, the Rhyz companies generated $216.6 million, or 11%, of our 2023 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands.

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had approximately 3,700 full- and part-time employees worldwide. This does not include approximately 11,500 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

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

Hiring, Engagement, Development and Retention. We seek to hire and retain employees with the talents and capabilities to succeed at our company. The level of competition for qualified employees is high, owing to employment market trends both internationally and in Utah, where our corporate headquarters are located and which has one of the lowest unemployment rates in the United States. These conditions have made it more difficult for us to fill some job positions and retain employees. We address this issue by building a strong employer brand, allowing remote work options to reach potential employees in other locations, and providing competitive compensation and benefits. In addition, our hiring and retention efforts must be consistent with our overall business size and strategy. During 2023, we engaged in restructuring initiatives, in which we canceled some open job positions and reduced our employee headcount to enable us to operate more efficiently.

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

Diversity, Equity and Inclusion. We believe a diverse, equitable and inclusive work environment allows us to benefit from unique perspectives and provides vitality, creativity, new ideas and growth. We are committed to our Diversity, Equity and Inclusion vision statement: “We are a force for good as we seek, develop, and empower diverse individuals and perspectives. We aspire to be a global community where every employee, entrepreneur, and consumer knows and feels they belong.”

We have established employee resource groups to help ensure that under-represented populations feel welcome at Nu Skin, including people of color, women and LGBTQIA+ individuals. Our Healthy Workplace Policy also aims to cultivate a culture of mutual respect and to provide all employees a work environment free from harassment, discrimination and unprofessional behavior. Our employees receive training on their responsibility in this important area, and we make a Healthy Workplace Hotline available for employees to report concerns anonymously.

We also incorporate DEI practices into our hiring process. We conduct training to create awareness of unintentional biases that may be present in the hiring process. We work to ensure the wording of our job postings is inclusive and utilize multiple broad-based candidate search engines to expand our talent pools and increase our access to diverse candidates.

Employee Health and Well-Being. Our employees’ health and well-being is an essential component of our human capital management strategy. We established “The Best You” wellness program in the United States to improve the quality of each employee’s physical, emotional, intellectual and financial wellness by encouraging and incentivizing healthy lifestyle practices through health screenings, prevention programs and education. Our employees also receive free product benefits, including our wellness products. Employees at our corporate headquarters also have access to an on-site gym, as well as our employee assistance program, which includes free counseling services. Employees in our global markets also receive benefits and other services focused on maintaining health and well-being.

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

We have adopted a Code of Conduct that applies to all of our employees, officers and directors, including those of our subsidiaries. Our Code of Conduct is available in the “Governance” section of our Investor Relations website at ir.nuskin.com. In addition, stockholders may obtain a copy, free of charge, by making a written request to Investor Relations, Nu Skin Enterprises, Inc., 75 West Center Street, Provo, Utah 84601. Any amendments or waivers (including implicit waivers) regarding the Code of Conduct requiring disclosure under applicable SEC rules or NYSE listing standards will be disclosed in the same section of our website.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 14, 2024 are as follows:

Name	Age	Position
Steven J. Lund	70	Executive Chairman of the Board
Ryan S. Napierski	50	President and Chief Executive Officer
James D. Thomas	45	Executive Vice President and Chief Financial Officer
Chayce D. Clark	41	Executive Vice President and General Counsel
Steven K. Hatchett	52	Executive Vice President and Chief Product Officer

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

Ryan S. Napierski has served as our Company’s President since 2017 and as our CEO since 2021. Previously, he served as President of Global Sales and Operations from 2015 to 2017. Prior to serving in that position, he served as both President of our North Asia region since 2014 and President of Nu Skin Japan since 2010. Mr. Napierski has fulfilled multiple leadership positions for Nu Skin since joining our company in 1995, including Vice President of Business Development for Nu Skin EMEA and General Manager of the United Kingdom. Mr. Napierski has a Bachelor’s degree in business, a Master of Business Administration degree from Duke University and a Master’s degree in international business from Goethe Universitat in Germany.

James D. Thomas has served as our Chief Financial Officer since July 2023. Immediately preceding his appointment as CFO in July 2023, he served as Interim CFO since March 2023 and as Senior Vice President and Chief Accounting Officer since 2019. He previously served as our Vice President of Finance and Accounting from 2017 until his promotion to Chief Accounting Officer. Since joining Nu Skin in 2010, he also has served as Corporate Controller and as an Internal Auditor. Before joining Nu Skin, he worked as an assistant controller of another publicly reporting company and served in the assurance practice at PricewaterhouseCoopers LLP. Mr. Thomas holds B.S. and Master of Accounting degrees from Utah State University.

Chayce D. Clark has served as our Executive Vice President and General Counsel since 2021. Mr. Clark joined our company in 2015 as Assistant General Counsel and later served as Vice President and Deputy General Counsel before beginning his current role. Prior to joining our company, he was a litigation attorney in private practice in Salt Lake City, Utah. He received a B.S. degree from Southern Utah University and a J.D. degree from the University of Utah.

Steven K. Hatchett joined our company in 2018 and served as Senior Vice President of Global Manufacturing until 2021, when he began serving as Senior Vice President of Global Products. He became Executive Vice President and Chief Product Officer in 2022. From 2015 to 2018, he served as CEO of a nutritional supplement manufacturer that our company acquired in 2018, at which time he began serving as president until December 2020. Previously, he served as vice president of manufacturing and product innovation at Forever Living Products, and as CEO and president at Cornerstone Research and Development.

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
Risks Associated with Market Conditions and Competition
●
Inability of products, platforms, business opportunities and other initiatives to gain or maintain sales force and market acceptance could harm our business, and trends among older and younger generations of customers contribute to this risk.

●	Difficult economic conditions could harm our business.
●	Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.
●	Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.
●	Product diversion may have a negative impact on our business.
Risks Associated with Epidemics and Other Widespread Crises
●	Epidemics and other crises have negatively impacted our business and may do so in the future.
International Risks
●	Our ability to conduct business in international markets may be affected by political, legal, tax and regulatory risks.
●
We are subject to financial risks as a result of our international operations, including exposure to foreign-currency fluctuations, currency controls and inflation in foreign markets, all of which could impact our financial position and results of operations.

●
Potential changes to tariff and import/export regulations, and trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

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

●	If we are unable to effectively manage our growth in certain markets, our business and operations could be harmed.
●	System failures, capacity constraints and other information technology difficulties could harm our business.
●	Any acquired companies or future acquisitions may expose us to additional risks.
Product Legal and Regulatory Risks
●	Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.
●
Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business.

●	Our operations could be harmed if we or our vendors fail to comply with Good Manufacturing Practices.
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
●
A decline in our business could adversely affect our financial position and liquidity, and our debt covenants could limit our ability to pursue transactions or other opportunities that could be beneficial to our business.

Intellectual Property Risks
●	We may be subject to claims of infringement on the intellectual property rights or trade secrets of others, resulting in costly litigation.
●
If we are unable to protect our intellectual property rights or our proprietary information and know-how, our ability to compete could be negatively impacted and the value of our products could be adversely affected.

Data Security and Privacy Risks
●
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations, and the integrity of company, employee, sales force, customer or guest data could expose us to litigation, liability, substantial negative financial consequences and harm to our reputation.

●
The unauthorized access, use, theft or destruction of our information systems or of data that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

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

During the past several years, settlements and other judicial orders between the U.S. Federal Trade Commission (“FTC”) and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. These developments have created ambiguity as to the proper interpretation of the law and related court decisions. The FTC has been active in its enforcement activities, and any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

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

●
During 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat, cure or prevent COVID-19 and/or about the earnings that people who suffered the loss of a job or income could make.

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

●
In 2022, the FTC issued an Advanced Notice of Proposed Rulemaking (“ANPR”) indicating that it is considering proposing a rule regarding earnings claims. The ANPR also suggested, among other things, that the FTC would likely not consider a disclaimer (such as “results not typical”) to be sufficient to correct a misleading impression from an atypical earnings claim.

●
In 2023, the FTC won a suit against various entities and individuals involved in two multi-level marketing programs, alleging illegal business models and inappropriate earnings claims. The defendants were permanently barred from engaging in multi-level marketing programs.

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

From time to time, we also are subject to challenges by private parties in civil actions. We are aware of civil actions against other direct-selling companies in the United States that have resulted, and may in the future result, in significant settlements. Allegations directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Our business has also been subject to formal and informal inquiries from various government regulatory authorities in the past regarding our business and our compliance with local laws and regulations. Consumer protection groups also generate media and regulatory scrutiny of companies in our industry through regulatory referrals and other channels of publicity. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

Laws and regulations may prohibit or severely restrict direct selling and cause our revenue and profitability to decline, and regulators could adopt new regulations that harm our business.

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in the United States, Japan, South Korea, Vietnam and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

●	impose requirements related to sign-up, order cancellations, product returns, inventory buy-backs and cooling-off periods for our sales force and consumers;
●	require us, or our sales force, to register with government agencies;
●	impose limits on the amount and type of sales compensation we can pay;
●	impose reporting requirements; and
●	require that our sales force is compensated for selling products and not for recruiting others.

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and requires significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. During 2021, the FTC announced that it is initiating a review of its Business Opportunity Rule, which imposes certain obligations on business opportunity sellers in their dealings with prospective buyers; the FTC issued a request for public comment on this rule in November 2022. Currently, multi-level marketing companies have been deemed not covered by this rule. If this changes or if new regulations are adopted for multi-level marketing companies, it could negatively impact the growth of our sales force and our revenue. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

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

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example:

●
During 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat, cure or prevent COVID-19 and/or about the earnings that people who suffered the loss of a job or income could make.

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

In addition, as our sales force increasingly uses social media and our digital tools to promote our business opportunity and products, this increases the burden on us to monitor compliance of such activities, and it increases the risk that such social media content or digital content (such as statements made on social media or within the chat feature of our apps) could contain claims that violate our policies and/or applicable regulations. For example, due to the borderless nature of social media, a claim that is allowed in one market may ultimately reach another market where it is not allowed.

Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.

Social media platforms have, and could in the future, decided to prohibit, block or decrease the prominence of our sales force’s content for any reason. For example, due to concerns with multi-level marketing, the TikTok and WhatsApp Business platforms’ community guidelines prohibit content related to multi-level marketing. In addition, Pinterest and Facebook prohibit ads that promote multi-level marketing opportunities, and Pinterest has also imposed restrictions on weight loss products, claims and photos. Our business is becoming increasingly dependent on social commerce. Additional social media platforms’ adoption of similar or stricter policies could significantly hamper our sales force’s ability to promote our products and attract consumers, which could cause our revenue to decline. Our reputation could also be harmed if our sales force violates any social media platform’s community guidelines.

If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

Our sales force is required to comply with our residency and work authorization policies and other local legal requirements prior to working in a market. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot assure that actions of our sales force will not violate local laws or regulations or our policies. If our business practices or policies or the actions of our sales force are deemed to be in violation of applicable regulations as they may be interpreted or enforced, then we could be sanctioned and/or required to change our business model, which could result in adverse publicity and significantly harm our business.

Our sales compensation plans or other incentives could be viewed negatively by some of our sales force, could be restricted by government regulators, and could fail to achieve desired long-term results and have a negative impact on revenue.

Our sales compensation includes some components that differ from market to market. We modify components of our sales compensation from time to time to keep our sales compensation plans and business models competitive and attractive to our existing sales force and people interested in joining our sales force, to address changing market dynamics, to provide incentives to our sales force that we believe will help grow our business, to conform to local regulations and to address other business needs. Because of the size of our sales force and the complexity of our sales compensation plans, it is difficult to predict how such changes will be viewed by our sales force and whether such changes will achieve their desired results. It also is difficult to predict how such changes may impact our ability to attract a larger potential target market of opportunity seekers. Certain changes we have made to our global sales compensation plan in the past, which were successful in several markets, did not achieve anticipated results in certain other markets, were not viewed positively by some segments of our sales force, and negatively impacted our business. Similarly, we face the risk that we could fail to make changes to our compensation plans that would be necessary to keep our compensation competitive with the market, compliant with changing regulations, and allow us to attract new opportunity seekers or segments of opportunity seekers, which could have a negative impact on our sales force.

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

●
The laws and interpretations regarding “independent contractor” status in certain jurisdictions, including the United States and the European Union, continue to evolve, and in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies. For example, in January 2024, the U.S. Department of Labor adopted a regulation that alters the employee vs. independent contractor analysis under the Fair Labor Standards Act in a way that could potentially cause more workers to be classified as employees. This regulation is currently scheduled to go into effect in March 2024.

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

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations, and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and review companies in the direct selling industry on a regular basis. We believe the regulatory environment in Mainland China continues to be challenging and restrictive.

The government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, when the government conducted a 100-day campaign to review and inspect the health products and direct selling industries following negative media coverage generated by healthcare-related product claims made by another direct selling company in Mainland China. Since 2019, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours.

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

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. We are currently evaluating potential changes to the structure of our sales compensation in Mainland China due to the evolving commercial and regulatory environment. These changes could have a negative impact on our sales in that market.

Members of our sales force in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model. We generally compensate our Sales Leaders in Mainland China at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

Other than our direct selling subsidiary, we also have a separate subsidiary in Mainland China that is a registered independent entity that engages in cross-border e-commerce, through which one of our U.S. subsidiaries can sell a limited selection of products to consumers in Mainland China for their personal consumption. Cross-border e-commerce is separated from the direct selling sales channel in Mainland China. Our Sales Leaders can contract with the China entity, promote this cross-border e-commerce platform to introduce consumers to place orders on this platform, and receive compensation in return. Through this entity, the U.S. subsidiary sells ageLOC Meta, ageLOC Youth and certain other products, which are neither registered for retail sale in Mainland China nor registered specifically as direct selling products and, therefore, can only be sold to local consumers for their personal consumption and cannot be sold through the direct selling channel. We also plan to begin selling additional products through this channel. Although we take measures (1) to maintain legal separation between our cross-border e-commerce entity and our direct selling entity; and (2) to ensure the products sold on our cross-border e-commerce platform are for consumers’ personal consumption only, our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these cross-border e-commerce sales activities and related product claims, or the accompanying actions of our sales force, to our direct selling business, and make a determination they are in violation of direct selling, customs or other applicable laws.

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

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, a vast majority of products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and with a few exceptions, the product registration process in Mainland China takes a minimum of two years and may be substantially longer. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” without any health food claims while applying to the authorities for “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

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

Risks Associated with Market Conditions and Competition
Inability of products, platforms, business opportunities and other initiatives to gain or maintain sales force and market acceptance could harm our business, and trends among older and younger generations of customers contribute to this risk.

Our ability to improve our financial performance largely depends on our ability to proactively anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences regarding products, platforms, and business opportunities in the affiliate gig and sharing economy. Our operating results have been and could be adversely affected if our products, platforms, business opportunities and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and sales force members. For example, during 2022, sales of our ageLOC LumiSpa iO device were below our expectations. Potential factors affecting the attractiveness of our products, platforms, business opportunities and other initiatives include, among other things, shifting consumer demands, perceived product quality and value, similarities to other products, product exclusivity or effectiveness, growth of the gig economy, disruption of retail commerce and e-commerce by social commerce, demographic trends, the strength of our brand and public image, growth of connected commerce, sustainability factors, DEI initiatives, economic competitiveness of our business opportunity in the marketplace, perceived ability of potential affiliates to succeed in our business opportunity, the quality and accuracy of the data we use in running our business, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention and regulatory restrictions on claims. In addition, we are currently pursuing an initiative to optimize the size of our product portfolio, which will include the discontinuation of some products. If we are unable to anticipate changes in consumer and sales force preferences and trends, or if the discontinuation of products causes customer attrition, our business, financial condition and operating results could be materially adversely affected. Likewise, if we are unable to anticipate changes in the affiliate marketing,  gig and sharing economies and adapt our business opportunity accordingly, our ability to capture growth trends in the social commerce marketplace could be materially adversely affected.

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

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We also face challenges retaining our sales force as the population of our markets transitions to a younger, millennial/Gen Z demographic, with its associated new and different dynamics of connection through social media platforms, gratification and loyalty behaviors, particularly as this segment becomes a greater share of our revenue. It is possible that, over time, increasing negative perceptions about business opportunities that involve multi-level compensation programs, particularly as affiliate marketing programs gain greater prominence in the gig economy, could develop and increase among these younger demographics, which would be detrimental to our business if we are unable to adapt. In addition, as affiliate marketing programs gain greater market share, our competition for participants from our target market becomes more intense.  Moreover, when sales through social sharing do not generate repeat purchases or subscriptions at the same rate as other sales, this creates revenue volatility and/or declines. Many in the younger demographic are particularly savvy with social sharing across multiple business opportunity platforms. Some of our initiatives have not generated lasting excitement and engagement among our sales force in the long term, and at times, our initiatives have not sufficiently generated sales force activity and productivity or motivated Sales Leaders to remain engaged in business building and developing new Sales Leaders. These outcomes could recur in the future. Some initiatives have had, and could continue to have, unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans, incentive rewards, and recognition practices. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative. In addition, if any of our products fails to deliver on consumer or sales force expectations, we could see an increase in product returns.

Difficult economic conditions could harm our business.

Difficult economic conditions, such as high unemployment levels, inflation, deflation, or recession, have in the past, and could continue to, adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, and may otherwise adversely impact our operations and overall financial condition. For example, we believe inflation had a negative impact on our 2022 and 2023 sales by curbing the discretionary spending of our consumers. Inflation also has increased the cost of our inventory and shipping expenses. Higher interest rates have increased our interest expense, as our credit facility entails variable-rate interest. In addition, the economy in Mainland China has been challenging in recent months, including with deflationary pressures. All of these conditions could continue in 2024. Current recessionary conditions also cause further uncertainty regarding the potential for growth in our business during 2024.

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

In addition, the emergence and increased adoption of artificial intelligence (“AI”) could cause us to fall behind competitively. In the rapidly evolving landscape of e-commerce and digital enterprises, AI technologies are expected to play a pivotal role in enhancing customer experiences through personalized recommendations, streamlined purchasing processes and targeted marketing strategies. Automation through AI also could streamline supply chain management, inventory tracking and order fulfillment, leading to increased efficiencies and cost effectiveness. As AI technologies become integral to improving operational efficiency, customer engagement and decision-making processes, our competitiveness and reputation could be harmed if we are unable to adopt and utilize these technologies as quickly or efficiently as our competition.

We also compete with other direct selling companies, affiliate marketing companies and gig economy companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding and innovative. Successfully marketing our sales compensation plan in a way that differentiates it from our competitors could become more difficult as the FTC increases its scrutiny of earnings claims and also of disclaimers regarding atypical earnings claims. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

We see our products being sold through online marketplace sites and other distribution channels in certain markets. Although we continually take steps to control product diversion, this activity continues to be a challenge, and we believe that changes to our global sales compensation plan, divergence of product pricing across markets, or increased use of online channels for conducting sales transactions have and may continue to lead to increased product diversion. Product diversion causes confusion regarding our distribution channels and negatively impacts the ability of our sales force to sell our products. It also creates a negative impression regarding the viability of the business opportunity for our sales force, which can harm our ability to recruit new people to join our sales force. Product diversion may also cause brand erosion and negatively impact the brand value perception. Product diversion schemes may also involve illegal importation, investment or other activities and harm our brand if gray market or counterfeit goods are passed off as our own. If we are unable to effectively address this issue or if diversion increases, our business could be harmed.

Risks Associated with Epidemics and Other Widespread Crises
Epidemics and other crises have negatively impacted our business and may do so in the future.

Due to the person-to-person nature of direct selling, our results of operations have been, and likely will in the future be, harmed if the fear of a communicable and rapidly spreading disease, or another type of crisis such as a natural disaster, results in travel restrictions or causes people to avoid group meetings, gatherings or interactions with other people.

The outbreak of COVID-19 in 2020 and ensuing pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we had such properties. Our supply chain and logistics also incurred some interruptions and cost impacts, such as difficulties in obtaining some ingredients and in shipping products in some markets. Even as COVID-related factors were alleviated, the productivity of our sales force was negatively impacted as our sales force was able to travel more freely and take vacations. All of these factors and other events related to COVID-19 negatively impacted our sales and operations and could repeat in the event of future epidemics or other crises.

In addition, during a widespread crisis, regulators are vigilant for companies that may be exploiting the crisis to the detriment of consumers. For example, during 2020 to 2022, the FTC issued letters that warned several direct-selling companies to remove and address claims that they or members of their sales force were making about their products’ ability to treat, cure or prevent COVID-19 and/or about the earnings that people who suffered the loss of a job or income could make. Although we take steps to educate our sales force on proper claims, if members of our sales force make improper claims, or if regulators determine we are making any improper claims, it could lead to an investigation and could harm our business and reputation.

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

In 2023, approximately 74% of our sales occurred in markets outside of the United States in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2023, we had $31.8 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $17.7 million.

In addition, high levels of inflation and currency devaluations in any of our markets could negatively impact our balance sheet and results of operations. Gains and losses resulting from the remeasurement of non-U.S. dollar monetary assets and liabilities of our subsidiaries operating in highly inflationary economies are recorded in our net earnings. For example, during 2018, Argentina was designated as a highly inflationary economy under U.S. generally accepted accounting principles; accordingly, we began to apply highly inflationary accounting for our Argentina operations, which has resulted in additional foreign-currency charges. Other markets may be designated as highly inflationary economies in the future, which could result in further foreign-currency charges.

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

Potential changes to tariff and import/export regulations, and trade disputes between the United States and other jurisdictions may have a negative effect on global economic conditions and our business, financial results and financial condition.

The United States and other foreign jurisdictions may change customs regulations or tariff rates that are applied to our imports or exports at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. We rely on the use of Free Trade Agreements, where available, that may experience alterations, suspensions or cancellations, which could increase our customs expense or otherwise harm our business. In addition to tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, increasing regulatory requirements, or other actions that impact our ability to obtain necessary licenses or approvals could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition and results of operations.

Human Capital Risks
If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

Our products are primarily marketed by our sales force, and we depend on them to generate virtually all of our revenue. Our sales force may terminate their services at any time, and like most direct selling companies, we experience high turnover among our sales force from year to year. People who join our company to purchase our products for personal consumption or for short-term income goals frequently only stay with us for a short time or are less consistent in their participation. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. To increase our revenue, we must increase the number of and/or the sales productivity of our sales force. We must also expand our outreach and outbound efforts to attract, connect and nurture new customers for a wider consumer base who purchase products and whom we can foster along a consumer journey to promote retention and higher lifetime value.

We have experienced periodic fluctuations in Sales Leaders, Paid Affiliates and Customers in the past and could experience such fluctuations again in the future. For example, our Sales Leaders in Mainland China declined 32% from December 31, 2021 to December 31, 2022 due to pressures from COVID-related factors. If our business, products and initiatives do not drive growth and/or sales productivity in Sales Leaders, Paid Affiliates and Customers, our operating results could be further harmed.

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
●
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies and affiliate marketing, pandemics or other conditions that curtail person-to-person interactions, and the ongoing conflicts in Russia/Ukraine and Israel/Hamas which have caused distraction to our sales force;

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

Our success depends to a significant degree upon the continued contributions of our senior and regional management, many of whom would be difficult to replace. Our senior and regional management employees may voluntarily terminate their employment with us at any time, and it is not uncommon for employees of direct-selling companies, including employees of our company, to terminate their employment and begin working for another direct-selling company. In addition, we need to continue to attract and develop qualified management personnel to sustain growth in our markets. Attracting and retaining qualified personnel has been an increased challenge during the current competitive employment environment. In addition, there has been downward pressure on our employees’ incentive compensation in recent years, and our recent restructurings have in some cases caused employees to take on additional responsibilities, both of which have presented challenges to our employee morale and could lead to employee attrition. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

The success of our business also depends on our key Sales Leaders. For the three months ended December 31, 2023, we had approximately 44,059 Sales Leaders. As of December 31, 2023, approximately 294 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China approximately 98 key Sales Leaders were playing a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders (or other sales force members that they train, collaborate with, support and service) for a substantial majority of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Risks Associated with Our Manufacturing and Operations
Production difficulties, quality control problems, inaccurate forecasting, shortages in ingredients, and reliance on our suppliers could harm our business.

Production difficulties, quality control problems, inaccurate forecasting, and our reliance on third-party suppliers to manufacture and deliver products that meet our specifications in a timely manner could harm our business. Occasionally, we have experienced production difficulties with respect to our products, including the availability of labor, raw materials, components, packaging, and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past, and could in the future, result in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

In addition, we and manufacturers in our supply chain acquire ingredients, components, products, and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain our ageLOC Galvanic Facial Spa, ageLOC Body Spa, and Nu Skin Facial Spa devices and some other products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to maintain or renew our contracts with any of these suppliers, manufacturers or other third parties, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our products, including ageLOC Meta and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that are only harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, climate or environmental events, fires, floods, earthquakes, labor shortages, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, global uncertainties, acts of terrorism, and other external or macroeconomic factors over which we have no control. For example, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) may be widespread and unpredictable. Certain impacts of physical risk may include temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain components; flooding and storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. These risks may be heightened if we consolidate certain of our manufacturing, distribution, or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we pursue our current strategy of acquiring manufacturing companies and thereby conducting more of our manufacturing in-house. The loss of, or disruption or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, reputation, results of operations and financial condition.

We have experienced, and may continue to experience, disruptions to the transportation channels used in our supply chain and distribution operations, including increased airport and shipping port congestion, a lack of transportation capacity, increased fuel expenses, import or export controls or delays, and labor disputes or shortages. Disruptions in our container shipments may result in increased costs, including the additional use of air freight to meet demand. Congestion to ports can affect previously negotiated contracts with shipping companies, resulting in unexpected increases in shipping costs and reduction in our profitability. For example, the COVID-19 pandemic resulted in several disruptions and delays, as well as quantity limits and price increases, in our global transportation channels.

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

If we do not accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging, or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, during the third quarter of 2023, we made the strategic decision to re-balance and narrow our product portfolio, which resulted in an incremental $65.7 million inventory write-off. Each of these issues has impacted us in the past, and they could again occur with our ongoing or future product offerings. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability also could be negatively impacted.

If we are unable to effectively manage our growth in certain markets, our business and operations could be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during 2020 we experienced significant growth in some of the markets in the Americas and Europe. Growth can strain our ability to effectively manage our operations, as it requires us to expand our management team, labor force, technology bandwidth and capabilities, and manufacturing operations. Insufficient management execution to support growth could result in, among other things, product delays or shortages, decreases in product quality, service level challenges, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquires and investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

In addition, to the extent we expand into new markets, our efforts might not be successful in driving growth. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may have difficulty attracting Brand Affiliates to our business opportunity due to our lack of name recognition or other reasons, and it may be difficult to find and retain qualified employees and vendors. We also might be unable to successfully navigate the risks inherent in international operations, such as differing legal and regulatory requirements that may apply to our products and/or operations, including those that pertain to privacy and data protection, direct selling, employment and intellectual property. If we do not successfully execute plans to enter new markets, these new markets may not generate growth and may be unprofitable, causing our business, financial condition or results of operations to be adversely affected.

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

Our or our third-party providers’ systems may be damaged or disrupted by fires, floods, earthquakes or other natural disasters, human error, telecommunications failures, power loss, physical or electronic break-ins, computer viruses, cyberattacks, changes in our information technology systems or organization, and other events. We have experienced system failures, outages and cyberattacks, and we may experience them in the future. We cannot guarantee that the preventive measures we take, including redundancies, security protocols, network protection mechanisms and other procedures, will be adequate to prevent or remedy system failure or interruption, data loss, security breaches or other data security incidents. Furthermore, any mitigation process could take several days or more, resulting in a loss of revenue, loss of ability to track and timely pay sales compensation to our sales force, loss of confidence of our sales force and harm to our reputation. Two third-party providers that we rely on are Amazon Web Services (for our network, compute and storage needs) and Infosys Limited (for e-commerce and managed services). Any significant disruption or limitation of, or interference with, our use of these providers’ services would negatively impact our operations, and any transition to a different provider would cause us to incur significant time and expense. We currently plan to outsource additional technology functions to third parties, which may significantly increase our reliance on third-party services for the operation and protection of our information technology systems. We may also experience disruptions to our systems as we transition these functions to third parties.

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

Our systems could also be strained by growth in our business. Although we work to expand and enhance our e-commerce features, network infrastructure and other technologies to accommodate increases in the volume of traffic to our ecommerce channels, we may be unsuccessful in these efforts. Our failure, or our third-party providers’ failure, to achieve or maintain system capacity could significantly reduce our ability to process orders and could harm our business, reputation, revenue and financial condition.

Any acquired companies or future acquisitions may expose us to additional risks.

We have acquired certain businesses, and we plan to continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. For example, in April 2023, we acquired 60% of LifeDNA, Inc., a DNA assessment company for consideration of $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. Also, in June 2023, we acquired 100% ownership in Beauty Biosciences, LLC, a clean and clinically proven skin care and beauty device company. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. At any particular time, we may be in various stages of assessment, discussion and/or negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties, and some of our past acquisition targets have been in industries in which we lack operational or market experience. Our past acquisitions have, and future acquisitions could, entailed numerous risks, including:

●	difficulties in integrating acquired operations or products;
●	the difficulties of imposing financial and operating controls on the acquired companies and their management and the potential costs of doing so;
●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses;
●	disruption to our direct selling channel;
●	diversion of management’s and other employees’ attention from our core business;
●	the failure to achieve the strategic objectives of these acquisitions;
●	increased fixed costs;
●	financing structures that dilute the interests of our stockholders and/or result in an increase in our indebtedness;
●	the failure of the acquired businesses to achieve the results we have projected in either the near or long term;
●	the assumption of unexpected liabilities, including litigation risks or compliance issues not discovered during pre-acquisition diligence;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers;
●	the risk of being unable to protect intellectual property related to newly acquired technologies; and
●
risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

The expansion of our Rhyz business into new businesses has been viewed negatively by some of our Sales Leaders as these new companies sell products that are similar to those of our core business and are viewed as using our resources for non-core businesses. These perspectives of our Sales Leaders could have a material negative impact on the number or productivity of our Sales Leaders and result in a reduction in our revenue.

Our failure to successfully complete the integration of any acquired business, a failure to adjust our fixed costs quickly enough or sufficiently to adapt to rapidly changing market conditions, or any other of the risks discussed above could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates, consummate acquisitions on favorable terms or realize the anticipated benefits of an acquisition.

Product Legal and Regulatory Risks
Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.

Our products are subject to extensive government regulation by numerous federal, state, and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can, and often do, have several impacts on our business, including but not limited to:

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

The FDA currently does not have a pre-market approval system for cosmetics. However, cosmetic products may become subject to more extensive regulation in the future, even beyond the requirements mandated by the recently enacted Modernization of Cosmetics Regulation Act of 2022. These events could interrupt the marketing and sale of our products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales.

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

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our spa devices and ageLOC Transformation anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products and beauty products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us and we could be fined and/or forced to alter our marketing materials. In addition, during 2023, the FTC sent notices of penalty offense to nearly 700 companies, including us, regarding the requirement of sufficient substantiation for product claims. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the FTC’s prior administrative cases on this topic, and they could incur significant civil penalties if they or their representatives fail to do so.

Our operations could be harmed if we or our vendors fail to comply with Good Manufacturing Practices.

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices that apply to us and to our vendors covering product categories such as dietary supplements, cosmetics, foods, over-the-counter drugs and medical devices. The Good Manufacturing Practices impose stringent requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which often require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, are particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, certain Good Manufacturing Practices obligate us to track and periodically report adverse events to government agencies. Compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. In addition, our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, we have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions. In addition, these risks associated with noncompliance could increase as we acquire businesses, including our current and future Rhyz businesses.

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

While we have not been required to register our device products as medical devices in most markets, we have registered some of them in some markets, including ageLOC Boost in Thailand and our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems in Indonesia, Thailand, Peru and Colombia. We also sought and received clearance from the United States Food and Drug Administration to market our Nu Skin Facial Spa device and, more recently, our Nu Skin RenuSpa iO device for over-the-counter use. We are currently pursuing medical device registration of Nu Skin WellSpa iO in Thailand, and the registration process could delay the launch of this product in Thailand.

In some cases, challenges can arise even after we have completed the required registration/clearance process or determined that a product does not need registration/clearance. This could occur if a jurisdiction changes its laws or interpretations thereof, for example. In addition, if, in violation of our policies, our sales force attempts to import or export products from one market to another, makes medical claims regarding our products, or uses our products to perform medical diagnoses or other activities limited to licensed professionals or approved medical devices (in markets where the product is not approved), it could negatively impact our ability to market or sell these products and subject us to legal or regulatory actions.

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

We have been, and regularly are, a party to litigation, government inquiries or investigations, audits or other legal matters. These legal proceedings may include, among other things, claims alleging violation of the federal securities laws or state corporate laws, or claims related to employment matters, contracts, intellectual property, fair-competition/anti-trust laws, our products, business opportunity or advertising, defamation, negligence, data breaches, privacy compliance, or other matters. Claims may be brought by a regulator, investor, member of our sales force, consumer, employee or other private parties and in some cases may be brought as class action lawsuits.

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

Our international operations are subject to various anti-corruption laws, including principally the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and the anti-corruption laws of other jurisdictions where we operate generally prohibit companies and their agents or intermediaries from making improper payments for the purpose of obtaining or retaining business, and they require companies to maintain books and records and internal accounting controls. We dedicate time and resources to internal investigations of any allegation that we are not or may not be in compliance with anti-corruption laws. Such allegations, even if untrue, may result in a government investigation by a foreign or U.S. regulator, including the U.S. Department of Justice and the Securities and Exchange Commission. Our corporate policies require all employees to comply with the FCPA and other applicable anti-corruption laws, including the FCPA’s books-and-records and internal-accounting-controls requirements. Any regulatory determination, however, that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities.

Although we have implemented anti-corruption policies, controls and training globally to maintain a sufficient system of books and records and internal accounting controls, we have in the past and may in the future have regulatory investigations and penalties. We cannot guarantee that our compliance efforts will prevent future investigations, fines or penalties under the FCPA or other anti-corruption laws. Our competitors operating in Mainland China have also faced allegations from U.S. regulators and been fined accordingly in some circumstances. For example, in 2020, one of our competitors entered into a large settlement with U.S. regulators related to allegations that its employees violated the FCPA in Mainland China.

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

As a U.S. company doing business globally, we are subject to applicable tax and customs laws, including those relating to intercompany pricing regulations and transactions between our corporate entities in the jurisdictions in which we do business, as well as customs valuation and classification, income taxes, value-added taxes, withholding taxes, payroll taxes, and other applicable taxes. Tax and customs laws, regulations, administrative practices and interpretations in each jurisdiction are subject to change, with or without notice, due to economic, political or other conditions. For example, in 2022, the United States enacted the Inflation Reduction Act, which imposes a 1% excise tax on stock repurchases, subject to certain adjustments or exceptions. Changes in the law or in authorities’ interpretation of the law can materially increase our tax or customs expense and our effective tax rate.

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

Despite our best efforts to be aware of and comply with tax and customs laws, including changes to and interpretations thereof, local authorities can and sometimes do question our tax and customs positions. We are regularly subject to tax and customs audits, investigations, inquiries or other tax controversies by tax and customs authorities around the world regarding income taxes, customs valuation and classification, transfer pricing, value-added taxes, withholding taxes, payroll taxes, and other applicable taxes. The ultimate resolution of these matters can take several years, and the outcome is uncertain and can include additional taxes/customs duties, the payment of back taxes/customs duties, interest and penalties. We reserve in our consolidated financial statements amounts that we believe are in accordance with U.S. GAAP, and we regularly assess the likelihood of an adverse outcome in these matters to determine the adequacy of our accruals and adjust them as appropriate. However, developments in these matters could warrant an additional accrual and expense, and the ultimate outcome could be materially different from our accruals, which could materially impact our effective tax rate and/or our overall tax or customs expense.

A decline in our business could adversely affect our financial position and liquidity, and our debt covenants could limit our ability to pursue transactions or other opportunities that could be beneficial to our business.

Any significant decline in our operating results could adversely affect our financial position and liquidity. Under the terms of our credit facility, we are required to maintain certain interest coverage and leverage ratios. In addition, our outstanding borrowings under our credit facility and related term loan impose debt service and amortization requirements. A significant deterioration in our results of operations, whether as a result of prevailing economic, financial and industry conditions, or other causes, could impact our ability to comply with our debt covenants and debt service and amortization obligations, which could result in an event of default under the terms of our credit facility. An event of default under our credit facility could result in an inability to access funding under the agreement and cause all outstanding amounts to become immediately due and payable, which would have a material adverse effect on our financial condition and liquidity.

In addition, even if we do not default, our debt covenants could impose limitations on our ability to pursue transactions or other opportunities that could be beneficial to our business. For example, in June 2023, we borrowed $80 million under our revolving credit facility in connection with our purchase of Beauty Biosciences LLC. We will be unable to borrow additional funds to pursue other transactions or opportunities if such additional borrowing would cause us to be in violation of our debt covenants.

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

As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our products or services, which could negatively affect our business.

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

The market for our products depends to a significant extent upon the value associated with our product innovations and our brand equity. We rely upon patent, copyright, trademark, and trade secret laws in the United States and other markets, and non-disclosure, confidentiality, and other types of agreements with our employees, sales force, customers, suppliers and other parties, to establish, maintain and enforce our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented, or misappropriated, or such intellectual property rights may not be sufficient to permit us to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. In addition, the laws of certain foreign markets where we have significant business, including markets such as Mainland China, do not protect our intellectual property rights to the same extent as the laws of the United States.

The costs required to protect our patents and trademarks may be substantial. In some cases it may not even be practical to seek to register our intellectual property for various reasons, including costs and enforceability. We have filed patent and trademark applications globally to protect our intellectual property rights in our new technologies; however, there can be no assurance that our patent and trademark applications will be approved and issued, that any patents and trademarks issued will adequately protect our intellectual property, or that such patents and trademarks will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable. Additionally, we cannot guarantee that our intellectual property rights will be respected and not infringed by third parties. Moreover, many of our products rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

From time to time, we become aware of potential violations of our intellectual property rights. For example, we are aware of the use of and attempts to obtain trademark registrations for “Nu Skin” or phonetically similar marks and of some products that may infringe on our intellectual property related to the ageLOC LumiSpa device. To enforce and protect our intellectual property rights, we may initiate actions against third parties to protect our intellectual property, such as patent, copyright, and trademark infringement lawsuits or interference proceedings, and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail or recover on any indemnification claim. Litigation also puts our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent and trademark applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

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

Data Security and Privacy Risks
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations, and the integrity of company, employee, sales force, customer or guest data could expose us to litigation, liability, substantial negative financial consequences and harm to our reputation.

We collect, transmit and/or store large volumes of company, employee, sales force, customer and guest data, including payment card information, personally identifiable information, health-related data and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize, report and transmit such data. The various mobile applications, connected beauty and wellness devices, and other connected tools that we have developed or are developing also collect data. The integrity and protection of this data is critical to our business.

We are subject to various security and privacy regulations in the markets where we do business, as well as requirements imposed by the payment card industry. For example, the General Data Protection Regulation, which went into effect in the European Union in 2018, imposes increased data protection regulations, the violation of which could result in fines of up to 4% of annual consolidated revenue. Many other U.S. states and foreign jurisdictions have similarly enacted security and privacy regulations. California’s newest privacy laws, the California Consumer Privacy Act and the California Privacy Rights Act, enacted in 2018 and 2020, respectively, provide a private right of action for consumers against businesses who have violated their rights under these laws, including the right to recover statutory damages ranging between $100 and $750 per consumer per incident for certain types of data breaches. Other data privacy or data protection laws or regulations have been adopted or are under consideration in many other jurisdictions. We anticipate that federal, state and international regulators will continue to enact legislation related to data protection and privacy. These laws may impose restrictions on our ability to gather and/or transfer personal data, provide individuals with additional rights around their personal data, and place downstream obligations on our Brand Affiliates or other business partners relating to their use of information we provide. Many other jurisdictions, including California and Mainland China, have increased enforcement of laws and regulations that have recently taken effect. We believe these trends will continue.

In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. Efforts have been made in recent years at the federal level to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use or otherwise control sensitive personal information. The prospect of new data privacy laws and ambiguity regarding the interpretation of new and existing laws has resulted in significant uncertainty and compliance costs.

In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Plaintiffs’ counsels have also put forward a number of novel theories suing companies on the basis of their collection and use of information under existing privacy-adjacent laws. Although we monitor regulatory developments in this area, laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions, and we may not be aware of every development that impacts our business. Any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal information needed to provide our products and services, delay or impede the development of new products and services, or negatively impact the use of or demand for our products and services, any of which could harm our business. In particular, maintaining compliance with these and other evolving regulations and requirements around the world has required changes to our information system architecture, data transfer and data storage processes. For example, data privacy laws in Mainland China and other jurisdictions place restrictions on the cross-border transmission of personal data, which could impede our ability to perform many business functions, including calculating and paying compensation to our sales force, absent significant changes to our information system architecture. Changing our information system architecture and data transfer and storage processes is difficult and expensive. Investigations by the regulators of data security or protection laws across jurisdictions could also result in the payment of fines, reputational harm and an inability to continue doing business in certain jurisdictions. Class actions or other private actions by affected individuals in some jurisdictions could also result in significant monetary or reputational damage.

The following additional factors also cause risks related to the use of data:

●
Sales force—We share certain data with our sales force. We could face fines, investigations, lawsuits or other legal action if our sales force violates, or is perceived to violate, applicable laws and regulations, and our reputation and brand could be negatively impacted.

●
Payment card industry data security standards—A failure to adhere to the payment card industry’s data security standards could cause us to incur penalties from payment card associations, termination of our ability to accept credit or debit card payments, litigation and adverse publicity, any of which could have a material adverse effect on our business and financial condition.

●
Artificial intelligence (“AI”)—If we introduce AI technologies into new or existing offerings or back-office functions, it may result in new or expanded risks and liabilities due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, and data privacy and security risks, all of which could adversely affect our business, reputation, and financial results.  For example, the use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, which could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property claims by third parties.

The unauthorized access, use, theft or destruction of our information systems or of data that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

A breached or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force, customer or guest data. Although we take measures to protect the security, integrity, accessibility and confidentiality of our data systems, we experience cyberattacks of varying degrees and types on a regular basis. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover them. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose confidential information to gain access to our systems, our data, or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident.

In addition, should a threat-actor successfully breach our systems to a significant extent, they could disable our systems or take our systems offline via ransomware, and such actions could stop or significantly impair our ability to conduct business, including processing orders and tracking and timely paying sales compensation to our sales force. Additionally, threat-actors regularly extort money from victims as a condition to returning the victim’s systems to operation and/or to not releasing stolen data to the public.

These risks are heightened as we work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as our third-party providers and the social media platforms could be vulnerable to the same types of breaches and other risks. These risks also are heightened as a result of our recent restructurings, which affected several functions at our company, including our information technology and information security functions. Acquisition activity, which we have engaged in and which we plan to continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

Sustainability Risks
Our business could be negatively impacted by corporate citizenship and sustainability matters.

There are increased and increasing expectations and focus from certain investors, Brand Affiliates, consumers, employees, regulators and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. In addition, some jurisdictions, including California and the European Union, have enacted laws requiring public disclosure of information in these areas, and from time to time, we announce certain initiatives and goals in these areas. We could fail, or be perceived to fail, in our achievement of such initiatives or goals or in meeting stakeholders’ expectations, or we could fail in complying with laws or accurately reporting our progress on such initiatives, goals and expectations. Moreover, the standards by which corporate citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, such as with our carbon footprint, recyclability of our packaging, ingredients used in our products or the sourcing of such ingredients. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Our Common Stock
The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $48.19 per share on January 31, 2022 and closed at $18.56 per share on January 31, 2024. During this two-year period, our common stock traded as low as $16.15 per share and as high as $56.76 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

●	fluctuations in our operating results;
●	government investigations of our business;
●	trends or adverse publicity related to our business, products, industry or competitors;
●	the sale of shares of Class A common stock by significant stockholders;
●	demand, and general trends in the market, for our products;
●	acquisitions by us or our competitors;
●	economic or currency exchange issues in markets in which we operate;
●	changes in estimates of our operating performance or changes in recommendations by securities analysts;
●	speculative trading, including short selling and options trading; and
●	general economic, business, regulatory and political conditions.

Broad market fluctuations could also lower the market price of our Class A common stock regardless of our actual operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Our company is exposed to a variety of evolving cybersecurity risks. We invest in our cybersecurity program to proactively manage and mitigate these risks. On an annual basis, we utilize our Enterprise Risk Management (“ERM”) program to estimate our annual loss potential based on our defined control framework and its overall effectiveness. In conjunction with our ERM program, the cybersecurity program references the CIS Critical Security Controls and the NIST Cybersecurity Framework (CSF) to guide our organization’s risk identification and mitigation procedures. In addition, we undergo an annual third-party external penetration test, as well as third-party attack-surface monitoring to understand our potential vulnerabilities, threat vectors, and additional impacts to critical assets and operations. In addition, our cybersecurity team performs procedures to identify risks that inform our annual security roadmap.

We engage third-party cybersecurity experts to provide independent assessments of our cybersecurity readiness and control effectiveness. Our goal in collaborating with external cybersecurity firms is to gain insights and knowledge into emerging threats and vulnerabilities, industry trends and best practices to inform our risk remediation efforts. Additionally, we engage with our externally retained incident response team and select internal teams to perform tabletop exercises that inform our cybersecurity response capabilities and resilience.

We also enact a process to perform a risk assessment of new third-parties, inclusive of new third-party contracts, which provides an additional layer of oversight in identifying material risks associated with the use of particular external service providers.

At this time, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition, but we cannot provide assurance that such risks or future material incidents will not materially affect us in the future. For more information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors.

Our management plays a pivotal role in assessing and managing material risks from cybersecurity threats. Our management has implemented a broad and continuous process for cyber event monitoring, analysis of emerging threats, and the development and implementation of risk mitigation strategies. Led by our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”), we implement cybersecurity policies, procedures and strategies, including employee training programs, security assessments and attack detection alerts designed to address the constantly evolving threat landscape. Our CTO has over 20 years of technology experience, including roles at Amazon Web Services, Dell EMC, and Ball Aerospace. Our CISO has over 30 years of cybersecurity and IT leadership experience.

At the Board of Directors level, our Audit Committee oversees our risks related to information security and privacy. To accomplish this responsibility, the Audit Committee meets quarterly with our CTO and CISO to receive and discuss updates on our cybersecurity program. Top risks, key initiatives, material cyber incidents, remediation activity and security metrics are shared to report the overall loss potential, program effectiveness, risk management conditions and current threat landscape. Our Board of Directors is committed to maintaining a well-informed and security-aware business by regularly engaging through updates on the organization’s roadmap and evolving threat landscape.

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

Manufacturing Facilities

We operate manufacturing facilities in Mainland China, and two of our Rhyz companies (Manufacturing segment) operate manufacturing facilities in Provo, Utah, Draper, Utah and West Valley City, Utah.

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

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2024 was 210. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2023	—	$—	—	$162.4
November 1 – 30, 2023	—	—	—	$162.4
December 1 – 31, 2023	—	—	—	$162.4
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2023 of an assumed $100 investment in our Class A common stock, the S&P SmallCap 600 Consumer Staples Index (the “SmallCap Index”) and the S&P 500 Index. The stock performance graph in our Annual Report on Form 10-K for the 2022 fiscal year included the S&P MidCap 400 Consumer Staples Index (the “MidCap Index”). We have determined to begin including the SmallCap Index rather than the MidCap Index because we believe the SmallCap Index is better reflective of our current market cap. As required by SEC rules, we include the MidCap Index in the graph below because we included it for the immediately preceding fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, the S&P SmallCap 600 Consumer Staples Index, and the S&P MidCap 400 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P MidCap 400 Consumer Staples Index	S&P SmallCap 600 Consumer Staples Index
December 31, 2018	100.00	100.00	100.00	100.00
December 31, 2019	68.99	131.49	110.85	116.91
December 31, 2020	95.75	155.68	135.49	129.93
December 31, 2021	91.60	200.37	149.15	167.35
December 31, 2022	78.83	164.08	148.00	156.52
December 31, 2023	38.56	207.21	171.24	179.98

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

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2023, our revenue of $2.0 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms. In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our business arm known as Rhyz Inc. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2023, the Rhyz companies generated $216.6 million, or 11% of our 2023 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands.

Our Global Operations

In 2023, we generated approximately 26% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2023, our revenue was negatively impacted 3% from foreign-currency fluctuations compared to 2022. In addition, our results can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Customers, Paid Affiliates and Sales Leaders

As of December 31, 2023, we had 977,039 persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate supplemental income by actively and consistently marketing and reselling products.

Our revenue is highly influenced by the number and productivity of our Sales Leaders. “Sales Leaders” are our Brand Affiliates, as well as sales employees and independent marketers in Mainland China, who achieve certain qualification requirements. Our reported Sales Leaders number is the three-month average of our monthly Sales Leaders as of the end of each month of the quarter.

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

For markets other than Mainland China, in 2023, we sourced most of our beauty products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In addition, our Rhyz Manufacturing entities in the United States are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips, cost of sales force conventions and other rewards, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. The sales force conventions are held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we currently plan to hold a global convention approximately every other year. We held our last in-person global convention in October 2019, as our 2021 global convention was held virtually due to the COVID-19 pandemic. We are currently planning to hold a global convention in 2024 to celebrate our 40th anniversary. In addition, we hold regional conventions and conventions in our major markets at different times during the year. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on sales materials. Fluctuations occur in the amount of commissions paid as our numbers of Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering, due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

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

Provision for income taxes depends on the statutory tax rates and the withholding taxes in each of the jurisdictions in which we operate. For example, statutory tax rates in 2023 were approximately 17% in Hong Kong, 20% in Taiwan, 21% in South Korea, 32% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2023, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 67.7% for the year ended December 31, 2023.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2023, we had net deferred tax assets of $105.0 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits, research and development credits and net operating losses. The valuation allowance assessment requires estimates as to future operating results. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized. When we determine that there is sufficient taxable income to utilize the foreign tax credits, the research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2023. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  The IRS has developed a new pilot phase called “Bridge Plus.” Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized.  The company was selected for Bridge Plus for the 2022, 2023 and 2024 tax years. As of December 31, 2023, all open tax years except 2021 have been audited and are effectively closed to further examination. For the tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the Bridge year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2020. Foreign jurisdictions, have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

At December 31, 2023, we had $22.0 million in unrecognized tax benefits of which $22.0 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2022, we had $23.1 million in unrecognized tax benefits of which $23.1 million, if recognized, would affect the effective tax rate. We recognized an increase of approximately $0.6 million in interest and penalties expense during the year ended December 31, 2023 and $5.7 million in interest and penalties during the year ended December 31, 2022. We had approximately $13.0 million, $12.4 million and $6.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2023, 2022 and 2021, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the quantitative assessment for fiscal years 2022 and we used the qualitative assessment for fiscal years 2023 and 2021.

Considerable management judgment and assumptions are used in our goodwill impairment assessment, including with respect to the estimated future cash flows, the earnings multiples used in the market approach, the discount rate used to discount such estimated future cash flows to their net present value and the reasonableness of the implied control premium relative to our market capitalization. These factors could materially increase or decrease the fair value of our reporting units and, accordingly, could result in a related impairment charge. Declines in our market capitalization or in our business performance could also result in a material impairment charge in a future period.

We completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2023, and concluded the qualitative assessment indicated that the fair value of the reporting units exceeded their carrying value and therefore were not at risk for impairment. As of the October 1, 2022 testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

During 2022, we recognized an impairment charge of $1.7 million associated with determinable-lived intangibles. During 2021, we recognized an impairment charge associated with our exit of the Grow Tech segment. We did not recognize any impairment charges for goodwill or intangible assets during 2023.

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Revenue	100.0%	100.0%	100.0%
Cost of sales	31.1	28.3	25.0

Gross profit	68.9	71.7	75.0

Operating expenses:
Selling expenses	37.7	39.5	40.1
General and administrative expenses	27.8	25.0	24.3
Restructuring and impairment expenses	1.0	2.2	2.0

Total operating expenses	66.5	66.7	66.3

Operating income	2.4	5.0	8.7
Other income (expense), net	(1.1)	(1.0)	(0.1)

Income before provision for income taxes	1.3	4.0	8.6
Provision (benefit) for income taxes	0.9	(0.7)	3.1

Net income	0.4%	4.7%	5.5%

2023 Compared to 2022

Overview

Revenue in 2023 decreased 12% to $1.97 billion from $2.23 billion in 2022. Our 2023 revenue was negatively impacted 3% from foreign-currency fluctuations. As of the end of the fourth quarter of 2023, Customers decreased 15%, Paid Affiliates decreased 30% and Sales Leaders decreased 10% compared to the prior year.

The year-over-year decrease in our 2023 revenue was primarily driven by the continued macroeconomic pressures we’ve been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. During 2023 we began the launch process of ageLOC TRMe, our new personalized approach to weight management, which generated approximately $87.5 million in revenue in 2023. In the third quarter of 2023, we began the launch process of our next smart connected device system, ageLOC WellSpa iO, which generated $62.2 million in revenue. The decline in our core Nu Skin segments was partially offset by 41% growth in our Rhyz segments, partially from acquisitions during the year as well as organic growth.

Earnings per share in 2023 decreased 92% to $0.17 from $2.07 in 2022. The decrease in earnings per share was primarily driven by a third quarter of 2023 inventory write-off charge of $65.7 million, a $19.8 million restructuring charge and the overall decline in revenue, partially offset by our 2022 $48.5 million restructuring charge and $26.9 million third quarter of 2022 inventory write-off charge. In addition, our Earnings per share was impacted by an increase in our effective tax rate for 2023.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, Europe & Africa, and Hong Kong/Taiwan—and our two Rhyz segments—Manufacturing and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz business arm, which were entered into during 2021 and 2023. Our Europe & Africa segment was previously Europe, Middle East and Africa (“EMEA”), but was changed following the June 2023 closure of the Israel market.

The following table sets forth revenue for the years ended December 31, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2023	2022	Change	Change(1)
Nu Skin
Americas	$398,222	$508,537	(22)%	(18)%
Mainland China	298,079	360,389	(17)%	(13)%
Southeast Asia/Pacific	267,206	344,411	(22)%	(21)%
South Korea	236,099	268,707	(12)%	(11)%
Japan	207,833	224,896	(8)%	(1)%
Europe & Africa	192,352	204,275	(6)%	(8)%
Hong Kong/ Taiwan	153,589	157,197	(2)%	1%
Other	(858)	3,959	(122)%	(122)%
Total Nu Skin	1,752,522	2,072,371	(15)%	(13)%
Rhyz
Manufacturing	181,395	149,458	21%	21%
Rhyz Other	35,214	3,830	819%	819%
Total Rhyz	216,609	153,288	41%	41%
Total	$1,969,131	$2,225,659	(12)%	(9)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2023 and 2022 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 15 to the consolidated financial statements contained in this report.

	Year Ended December 31,
	2023	2022	Change
Nu Skin
Americas	$78,943	$97,298	(19)%
Mainland China	62,259	72,362	(14)%
Southeast Asia/Pacific	47,743	75,902	(37)%
South Korea	74,091	78,811	(6)%
Japan	54,076	51,620	5%
Europe & Africa	18,592	15,959	16%
Hong Kong/Taiwan	40,582	32,584	25%
Total Nu Skin	376,286	424,536	(11)%
Rhyz
Manufacturing	12,321	3,570	245%
Rhyz Other	(20,564)	(6,180)	(233)%
Total Rhyz	(8,243)	(2,610)	216%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business as of December 31, 2023 and 2022.

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

	Three Months Ended December 31,
	2023	2022	Change
Customers
Americas	231,183	299,287	(23)%
Mainland China	207,276	202,933	2%
Southeast Asia/Pacific	106,471	141,183	(25)%
South Korea	103,151	123,749	(17)%
Japan	113,670	119,152	(5)%
Europe & Africa	163,178	197,917	(18)%
Hong Kong/Taiwan	52,110	62,903	(17)%
Total Customers	977,039	1,147,124	(15)%
Paid Affiliates
Americas	31,910	42,633	(25)%
Mainland China	25,889	23,436	10%
Southeast Asia/Pacific	34,404	38,653	(11)%
South Korea(1)	22,166	45,058	(51)%
Japan(1)	22,417	38,021	(41)%
Europe & Africa(1)	18,888	31,869	(41)%
Hong Kong/Taiwan(1)	11,212	17,286	(35)%
Total Paid Affiliates	166,886	236,956	(30)%
Sales Leaders
Americas	7,126	9,594	(26)%
Mainland China	11,296	12,359	(9)%
Southeast Asia/Pacific	6,418	6,999	(8)%
South Korea	5,249	6,094	(14)%
Japan	7,086	5,936	19%
Europe & Africa	3,968	4,740	(16)%
Hong Kong/Taiwan	2,916	3,015	(3)%
Total Sales Leaders	44,059	48,737	(10)%

(1)
The December 31, 2023 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “South Korea,” “Japan,” “Europe & Africa,” and “Hong Kong/Taiwan,” below. We plan to implement these changes in additional segments over the next several quarters.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment for the fiscal year 2023 is attributable to the continued decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In the first quarter of 2023 we launched our new affiliate rewards and recognition program in North America. In the second quarter of 2023, we adjusted the structure of our sales compensation program in our Latin America markets and implemented our new e-commerce platform in North America. In connection with the transformation efforts, we experienced disruptions to our subscriptions in North America, which negatively impacted revenue. Despite some early difficulties with migration and adoption of the new programs and platforms, we believe these changes will be beneficial for our future growth opportunities.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue.

Mainland China. Our Mainland China market continued to be challenged during 2023. Although we saw certain improving trends during the second quarter, ongoing macroeconomic factors in the third quarter and the associated decrease in consumer spending led to declines in revenue. The year-over-year increases in our Paid Affiliates reflect the second quarter growth in these metrics from promotional activities and our ageLOC TRMe preview. Our Customers increased from promotions in the fourth quarter of 2023. Our revenue for fiscal year 2023 was negatively impacted 4% by unfavorable foreign currency fluctuations. While we continue to believe in the potential of this market, we anticipate the current deflationary pressures and other economic challenges persisting as the economy works to recover.

The year-over-year decrease in segment contribution for fiscal year 2023 primarily reflects a decrease in revenue, partially offset by a 0.8 percentage point improvement in gross margin from a favorable sales mix as well as decreased production promotions and discounts during the year.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for 2023 is partially attributable to slowing momentum from the general macroeconomic factors in the markets along with price increases that we implemented to address inflation. In addition, in the first half of 2022 we launched ageLOC Meta (locally referred to as ageLOC Reset in our Southeast Asia markets), which generated $48.1 million in revenue for fiscal year 2022, respectively, compared to $22.2 million for fiscal year 2023.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue, along with a 1.7 percentage point decline in gross margin due to product mix, and a 1.0 percentage point increase in selling expenses as a percent of revenue from incremental cost associated with our Sales Leader growth program, which is aimed at channel development efforts.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the year ended December 31, 2023. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 14 thousand Paid Affiliates for the three months ended December 31, 2023.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue, partially offset by a $9.0 million decrease in general and administrative expenses from savings generated by our 2022 restructuring plan.

Japan. The decline in revenue is primarily attributable to a 7% negative impact from unfavorable foreign-currency fluctuations. On a local currency basis, revenue decreased less than 1%. The increase in Sales Leaders is primarily from a modification we made to the compensation plan starting in June 2023. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements made in the fourth quarter of 2023 for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 15 thousand Paid Affiliates for the fourth quarter of 2023.

The year-over-year decline in segment contribution reflects the decline in revenue, partially offset by cost savings generated from the 2022 restructuring plan, and a decrease in selling expenses due to a reduction in the incentive trips accrual.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the softening of momentum that occurred during the first half of 2023, as well as macroeconomic factors that have led to a decline in the purchasing power of our customers. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 6 thousand Paid Affiliates for the fourth quarter of 2023. Effective June 2023, we closed our Israel market. This market generated $65 thousand of revenue for the first half of 2023 prior to its closure and $172 thousand for the full year 2022.

The year-over-year decline in segment contribution reflects the decline in revenue, partially offset by a slight 1.4 percentage point improvement in gross margin due to favorable sales mix and price increase.

Hong Kong/Taiwan. Our Hong Kong/Taiwan segment revenue decreased 2% for fiscal year 2023. Our revenue was negatively impacted 3% from unfavorable foreign-currency fluctuations. During the back half of 2023, we previewed and launched our ageLOC WellSpa iO, which generated approximately $13.5 million of revenue.  Our decline in Customers is primarily related to the product launch process, under which the product was initially only available to our Sales Leaders for purchase. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 3 thousand Paid Affiliates for the fourth quarter of 2023.

Our segment contribution benefited from a 2.0 percentage point improvement in gross margin from cost saving initiatives to reduce freight and overhead cost, a 2.1 percentage point decrease in selling expenses as a percentage of revenue from lower incentive trip accruals, and a 1.7 percentage point decrease in general and administrative expenses from cost savings in occupancy and labor resulting primarily from our 2022 restructuring plan.

Manufacturing. Our Manufacturing segment revenue increased 21%, primarily driven by our Wasatch Manufacturing entity. During 2023, Wasatch revenue increased approximately 46%, primarily from onboarding new customers and continued automation efforts to increase efficiencies, enabling an increase in production capacity.

The increase in segment contribution for 2023 is primarily from the increased revenue and efficiencies gained from automation. In addition, segment contribution benefited from a favorable revenue mix between our manufacturing entities, which have differing profitability levels.

Rhyz Other.  The increase in revenue in our Rhyz other segment is primarily driven by $20.8 million growth at Mavely, our previously acquired social commerce platform for 2023. In addition, we recognized $10.6 million of revenue for 2023, from our entities acquired in the second quarter of 2023. Because we acquired these entities during the year, our reported revenue for these entities consists only of the revenue after the acquisition dates, not the full year.

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

The decline in segment contribution for 2023 is primarily from our recent acquisitions, which we are currently investing in to enable future growth, as well as the impacts of purchase accounting, which resulted in $3.3 million of incremental amortization of intangible assets.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2023 decreased 12% to $1.97 billion, compared to $2.23 billion in the prior-year period. For a discussion and analysis of this increase in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 68.9% in 2023, compared to 71.7% in 2022. Gross profit as a percentage of revenue for core Nu Skin decreased 2.2 percentage points to 73.2%, primarily driven by our third quarter of 2023 strategic decision to re-balance and narrow our product portfolio, which resulted in an incremental $65.7 million inventory write-off, compared to an incremental $26.9 million write-off in the third quarter of 2022. Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the year ended December 31, 2023 than in the prior-year.

Selling expenses

Selling expenses as a percentage of revenue decreased to 37.7% in 2023, compared to 39.5% for 2022. Our core Nu Skin business’s selling expense as a percentage of revenue decreased 1.2 percentage points to 41.1% for 2023, compared to 42.3% for 2022. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our selling expenses is also impacted by the growth within our Manufacturing segment, which has minimal selling expenses. We expect to see future fluctuations in our selling expenses as a result of growth in the Rhyz segments and varying level of selling expenses by entity. For example, as discussed above, Manufacturing has minimal selling expenses, and within Rhyz other, Mavely has selling expenses of approximately 80% and BeautyBio and LifeDNA are minimal.

General and administrative expenses

General and administrative expenses decreased to $546.9 million in 2023, compared to $555.8 million in 2022. The $8.9 million decrease primarily was from contraction in labor expense and occupancy related expenses, both attributable to our 2022 restructuring in which we reduced our physical footprint and headcount. As a percentage of revenue, general and administrative increased 2.8 percentage points to 27.8% for 2023, compared to 25.0% for 2022.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program included workforce reductions and footprint optimization. Total charges incurred under the program were approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to our footprint optimization. During 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2023, we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation.

In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions. We estimate total charges under the program will approximate $15–$25 million in severance charges, which will be paid in cash. We expect to substantially complete the program during the first half of 2024. The program may expand as we continue to evaluate our business, including our product portfolio, global processes and organization, and operational footprint. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges.

Other income (expense), net

Other income (expense), net for 2023 was $(21.7) million, compared to $(21.9) million in 2022. The decrease in other expense for year ended December 31, 2023 reflects a $7.2 million decline in foreign currency losses and a $9.3 million unrealized investment loss recorded in 2022 related to a controlled environment agriculture company that we invested in, partially offset by a $12.1 million increase in interest expense and a $4.0 million decline in contingent consideration that was recorded in 2022 in connection with a previous acquisition.

Provision for income taxes

Provision (benefit) for income taxes increased to $18.0 million in 2023 from $(15.8) million in 2022. Our effective tax rate increased to 67.7% of pre-tax income in 2023 from (17.8)% in 2022. The increase in the effective tax rate for 2023 is primarily due to the restructuring charges that affected our U.S. earnings. These additional expenses in the U.S. reduced our ability to utilize foreign tax credits. As a result, we recorded an additional $6.1 million valuation allowance against our foreign tax credits.

For 2024, we currently anticipate that our effective tax rate will be approximately 25-35%. Our actual 2024 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income

As a result of the foregoing factors, net income in 2023 decreased to $8.6 million, compared to $104.8 million in 2022.

2022 Compared to 2021

For a comparison of our operating results for 2022 compared to 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 44 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 16, 2023.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $118.6 million in cash from operations during 2023, compared to $108.1 million in cash from operations during 2022. The increase in cash flow from operations primarily reflects higher payout of our accruals in 2022, attributable to our 2021 restructuring and higher commission charges incurred during the fourth quarter of 2021, partially offset by a lower net income in 2023.

As of December 31, 2023, cash and cash equivalents, including current investments, were $267.8 million compared to $278.5 million as of December 31, 2022. The decrease was primarily driven by our second quarter of 2023 acquisitions of BeautyBio and LifeDNA, quarterly dividend payments, capital expenditures, as discussed below, and payment on liabilities associated with our 2022 restructuring plan, partially offset by borrowings on our revolving credit facility, a substantial portion of which was to fund our acquisition of BeautyBio. Working capital as of December 31, 2023 was $373.0 million compared to $400.6 million as of December 31, 2022. The decrease in working capital is attributable to the decline in inventory, primarily from our third quarter of 2023 $65.7 million write-off, partially offset by an increase in accounts receivable from the growth in our Rhyz segments.

Cash requirements. For 2024, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-43% of our core Nu Skin revenue.  These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2024.  In addition, we expect our 2024 lease payments will be approximately $27.2 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $40-60 million for 2024.
●
Cash requirements for financing activities. In 2024 we are obligated to make a total of $25.0 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2024, approximating $3 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

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

Capital expenditures. Capital expenditures in 2023 totaled $58.5 million. We expect that our capital expenditures in 2024 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $40-60 million for 2024. The construction of the new manufacturing plant in Mainland China was substantially completed during 2023; production began in the fourth quarter of 2023. As of December 31, 2023, we had spent approximately $53.9 million on this project, including $9.2 million in 2023.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2023 and 2022, we had $120.0 million and $10.0 million of outstanding borrowings under our revolving credit facility, and $385.0 million and $395.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $2.0 million and $2.5 million as of December 31, 2023 and 2022, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2023, we were in compliance with all debt covenants under the Credit Agreement.

Modification of previous credit agreement. On June 14, 2022, we repaid our outstanding debt under our previous credit agreement, dated as of April 18, 2018, with several financial institutions as lenders and Bank of America, N.A., as administrative agent. We had indebtedness of $70.0 million on our revolver as of December 31, 2021, and $307.5 million on our term loan as of December 31, 2021.

Derivative instruments. As of December 31, 2023, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2023, we repurchased approximately 0.6 million shares of our Class A common stock under the plan for $13.0 million. As of December 31, 2023, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May, July and October 2023, our board of directors declared quarterly cash dividends of $0.39 per share. These quarterly cash dividends of $19.4 million, $19.5 million, $19.5 million and $19.3 million were paid on March 8, 2023, June 7, 2023, September 6, 2023 and December 6, 2023 to stockholders of record on February 27, 2023, May 26, 2023, August 25, 2023 and November 24, 2023. In February 2024, our board of directors declared a reduced quarterly cash dividend of $0.06 per share to be paid on March 6, 2024 to stockholders of record on February 26, 2024. The reduction of our quarterly dividend is expected to preserve approximately $65.0 million of capital on an annualized basis, better positioning us to allocate additional capital to our growth initiatives to execute on our business strategy. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2023 and 2022, we held $267.8 million and $278.5 million, respectively, in cash and cash equivalents, including current investments. These amounts include $213.7 million and $223.0 million as of December 31, 2023 and 2022, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2023 and 2022, we had $31.8 million and $33.4 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2023 and 2022, we had $17.7 million and $14.9 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2023, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2023, 2022 and 2021.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2023, and 2022, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2023 and 2022, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2023				2022
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	429.5	295.7	232.9	190.2	162.6	136.8	118.6	107.0
Australia	1.5	1.5	1.5	1.5	1.5	1.5	1.4	1.4
Canada	1.4	1.3	1.3	1.4	1.4	1.3	1.3	1.3
Chile	896.1	847.7	800.2	810.3	915.8	930.6	840.9	809.1
Eurozone countries	0.9	0.9	0.9	0.9	1.0	1.0	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	15,605	15,229	14,885	15,235	15,553	14,933	14,536	14,344
Japan	147.6	144.8	137.4	132.4	140.8	138.1	129.5	116.2
Mainland China	7.2	7.2	7.0	6.9	7.1	6.8	6.6	6.3
Malaysia	4.7	4.6	4.5	4.4	4.6	4.5	4.3	4.2
Mexico	17.5	17.1	17.6	18.7	19.7	20.2	20.0	20.5
Philippines	56.0	56.0	55.6	54.8	57.2	56.3	52.7	51.6
Singapore	1.4	1.3	1.3	1.3	1.4	1.4	1.4	1.4
South Korea	1,321.1	1,316.6	1,314.5	1,283.0	1,358.2	1,342.2	1,262.1	1,206.2
Taiwan	31.7	31.8	30.7	30.4	31.1	30.4	29.4	28.0
Thailand	35.6	35.2	34.4	34.0	36.2	36.4	34.5	33.0
Vietnam	24,374	23,926	23,478	23,587	24,303	23,463	23,081	22,770

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt.  As of December 31, 2023, we had $503.0 million outstanding on the term loan, net of unamortized debt issuance cost and outstanding borrowings on our revolving credit facility.  Our four interest rate swaps reduce our exposure to interest rate risk on our term loan by $200.0 million as of December 31, 2023.  As a result, the total variable debt of $303.0 million was exposed to market risks as of December 31, 2023. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $3.0 million.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$256,057	$264,725
Current investments	11,759	13,784
Accounts receivable, net	72,879	47,360
Inventories, net	279,978	346,183
Prepaid expenses and other	81,198	87,816
Total current assets	701,871	759,868

Property and equipment, net	432,965	444,806
Operating lease right-of-use assets	90,107	98,734
Goodwill	230,768	206,432
Other intangible assets, net	105,309	66,701
Other assets	245,443	244,429
Total assets	$1,806,463	$1,820,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,505	$53,963
Accrued expenses	260,366	280,280
Current portion of long-term debt	25,000	25,000
Total current liabilities	328,871	359,243

Operating lease liabilities	70,943	76,540
Long-term debt	478,040	377,466
Other liabilities	106,641	110,425
Total liabilities	984,495	923,674

Commitments and contingencies (Notes 7 and 16)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	621,853	613,278
Treasury stock, at cost – 41.1 million and 41.1 million shares	(1,570,440)	(1,569,061)
Accumulated other comprehensive loss	(100,006)	(86,509)
Retained earnings	1,870,470	1,939,497
Total stockholders’ equity	821,968	897,296
Total liabilities and stockholders’ equity	$1,806,463	$1,820,970

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,969,131	$2,225,659	$2,695,669
Cost of sales	611,850	630,915	675,223
Gross profit	1,357,281	1,594,744	2,020,446

Operating expenses:
Selling expenses	742,365	879,634	1,080,153
General and administrative expenses	546,858	555,769	654,431
Restructuring and impairment expenses	19,790	48,494	51,870
Total operating expenses	1,309,013	1,483,897	1,786,454

Operating income	48,268	110,847	233,992
Other income (expense), net (Note 17)	(21,690)	(21,877)	(1,533)

Income before provision for income taxes	26,578	88,970	232,459
Provision (benefit) for income taxes	17,983	(15,808)	85,193

Net income	$8,595	$104,778	$147,266

Net income per share:
Basic	$0.17	$2.10	$2.93
Diluted	$0.17	$2.07	$2.86

Weighted-average common shares outstanding (000s):
Basic	49,711	50,002	50,193
Diluted	49,860	50,525	51,427

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$8,595	$104,778	$147,266
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $(626), $536, and $429, respectively	(7,973)	(22,918)	(13,476)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(629), $(3,519) and $(1,166), respectively	2,281	12,748	4,225
Less: Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $2,154, $674, and $(34), respectively	(7,805)	(2,443)	123
	(13,497)	(12,613)	(9,128)
Comprehensive income	$(4,902)	$92,165	$138,138

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2021	$91	$579,801	$(1,461,593)	$(64,768)	$1,840,740	$894,271

Net income	—	—	—	—	147,266	147,266
Other comprehensive loss, net of tax	—	—	—	(9,128)	—	(9,128)
Repurchase of Class A common stock (Note 8)	—	—	(80,420)	—	—	(80,420)
Exercise of employee stock options (0.7 million shares)/vesting of stock awards	—	(1,292)	15,153	—	—	13,861
Stock-based compensation	—	23,194	—	—	—	23,194
Cash dividends	—	—	—	—	(76,272)	(76,272)
Balance at December 31, 2021	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	104,778	104,778
Other comprehensive loss, net of tax	—	—	—	(12,613)	—	(12,613)
Repurchase of Class A common stock (Note 8)	—	—	(70,045)	—	—	(70,045)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	(792)	27,844	—	—	27,052
Stock-based compensation	—	12,367	—	—	—	12,367
Cash dividends	—	—	—	—	(77,015)	(77,015)
Balance at December 31, 2022	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	8,595	8,595
Other comprehensive loss, net of tax	—	—	—	(13,497)	—	(13,497)
Repurchase of Class A common stock (Note 8)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(7,071)	11,632	—	—	4,561
Stock-based compensation	—	15,646	—	—	—	15,646
Cash dividends	—	—	—	—	(77,622)	(77,622)
Balance at December 31, 2023	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$8,595	$104,778	$147,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,923	72,506	76,320
Non-cash lease expense	33,321	44,518	48,704
Stock-based compensation	15,646	12,367	23,194
Inventory write-down(1)	88,108	43,286	31,300
Foreign currency (gains)/losses	1,039	8,245	7,056
Loss on disposal of assets	780	33	13,026
Impairment of fixed assets and other intangibles	—	9,916	31,892
Unrealized (gain)/losses on equity investments	—	—	(18,077)
Deferred taxes	(18,090)	(51,626)	5,821
Changes in operating assets and liabilities:
Accounts receivable, net	(22,679)	(11,449)	20,219
Inventories, net	(13,222)	(2,972)	(126,620)
Prepaid expenses and other	6,359	2,758	15,132
Other assets	45	3,099	(19,792)
Accounts payable	(10,083)	9,263	(13,279)
Accrued expenses	(37,701)	(120,833)	(104,992)
Other liabilities	(4,402)	(15,827)	4,412
Net cash provided by operating activities	118,639	108,062	141,582

Cash flows from investing activities:
Purchases of property and equipment	(58,490)	(59,056)	(68,615)
Proceeds on investment sales	18,147	5,932	15,094
Purchases of investments	(16,883)	(13,955)	(16,242)
Acquisitions (net of cash acquired)	(77,275)	—	(18,963)
Net cash used in investing activities	(134,501)	(67,079)	(88,726)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	4,561	27,052	13,861
Payment of cash dividends	(77,622)	(77,015)	(76,272)
Repurchase of shares of common stock	(13,011)	(70,045)	(80,420)
Finance lease principal payments	(3,198)	(1,919)	(1,871)
Payment of debt issuance cost	—	(5,077)	—
Payments on debt	(10,000)	(432,500)	(115,000)
Proceeds from debt	110,000	460,000	155,000
Net cash provided by (used in) financing activities	10,730	(99,504)	(104,702)

Effect of exchange rate changes on cash	(3,536)	(16,347)	(11,244)

Net increase (decrease) in cash and cash equivalents	(8,668)	(74,868)	(63,090)

Cash and cash equivalents, beginning of period	264,725	339,593	402,683

Cash and cash equivalents, end of period	$256,057	$264,725	$339,593

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Year ended December 31, 2022 and 2021 have been recast from Inventories, net to comply with current presentation

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Mainland China;  Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; South Korea; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz business arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

Accounts receivable

Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. Accounts receivable for core Nu Skin consists primarily of credit card receivables, while accounts receivable for our Rhyz businesses consists primarily of trade receivables from customer sales.  For the Company’s trade receivables from its Rhyz customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $83.4 million and $37.3 million as of December 31, 2023 and 2022, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Raw materials	$140,133	$163,797
Finished goods	139,845	182,386
Total inventory, net	$279,978	$346,183

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2023	2022	2021
Beginning balance	$37,267	$18,643	$14,249
Additions (1)	88,108	43,286	31,300
Disposals	(41,997)	(24,662)	(26,906)
Ending balance	$83,378	$37,267	$18,643

(1)
During the third quarter of 2023 and 2022, the Company made the strategic decision to re-balance and narrow their product portfolio, which resulted in an incremental adjustment to the inventory carrying value.  This resulted in an incremental reserve of $65.7 million and $26.9 million during the years ended December 31, 2023 and 2022, respectively.  The remaining reserve balances as of the end of 2023, 2022 and 2021 related to normal, recurring activity.

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Deferred charges	$10,227	$11,748
Prepaid income tax	8,376	9,333
Prepaid inventory and import costs	5,689	3,540
Prepaid rent, insurance and other occupancy costs	1,643	5,830
Prepaid promotion and event cost	6,556	2,395
Prepaid other taxes	5,608	8,768
Derivative financial instruments	8,955	9,156
Prepaid software license	13,931	17,463
Deposits	2,295	1,153
Other	17,918	18,430
Total prepaid expense and other	$81,198	$87,816

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on October 1. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”), requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. The Company elected to perform the qualitative assessment during fiscal year 2023 and 2021, and determined that it is not more likely than not the carrying value exceeds the fair value of the reporting units. In fiscal years 2022, a quantitative assessment was performed. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

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

The Company completed the annual goodwill and indefinite-lived intangible asset impairment testing as of October 1, 2023, and concluded the qualitative assessment indicated that the fair value of the Company’s reporting units exceeded their carrying value and therefore were not at risk for impairment. If there is continued deterioration of economic conditions it may lead to an impairment. As of the October 1, 2022 quantitative analysis testing date, the fair value of the Manufacturing reporting unit was estimated to be approximately 8% in excess of its carrying amount, and therefore the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair value remains sensitive to significant unfavorable changes in revenue, gross margin and discount rates that could negatively impact future analyses.

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

Other assets
Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Deferred taxes	$105,529	$89,770
Deposits for noncancelable operating leases	8,675	13,872
Cash surrender value for life insurance policies	45,041	40,055
Right-of-use assets, Financing, net	11,170	14,259
Derivative financial instruments	3,734	10,582
Long-term investments	36,374	39,493
Other	34,920	36,398
Total other assets	$245,443	$244,429

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Accrued sales force commissions and other payments	$82,103	$95,686
Accrued other taxes	21,245	21,822
Accrued payroll and other employee expenses	44,335	37,650
Accrued payable to vendors	22,752	29,569
Short-term operating lease liability	23,898	29,376
Accrued royalties	1,139	845
Sales return reserve	4,733	3,359
Deferred revenue	20,388	27,053
Contingent consideration	6,300	—
Other	33,473	34,920
Total accrued expenses	$260,366	$280,280

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Deferred tax liabilities	$522	$439
Reserve for other tax liabilities	35,013	35,532
Liability for deferred compensation plan	49,224	44,427
Contingent consideration	—	6,364
Finance lease liabilities	9,449	12,140
Asset retirement obligation	3,483	5,978
Other	8,950	5,545
Total other liabilities	$106,641	$110,425

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $4.7 million and $3.4 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded sales returns of $34.7 million, $31.6 million and $52.1 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities was $12.6 million and $18.7 million as of December 31, 2023, and 2022, respectively. The contract liabilities impact to revenue for the years ended December 31, 2023, 2022 and 2021 was an increase of $6.1 million, an increase of $3.3 million and a decrease of $3.8 million, respectively.

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

Advertising expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. Advertising expense incurred for the years ended December 31, 2023, 2022 and 2021 totaled $18.0 million, $14.5 million and $15.5 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $22.6 million, $23.3 million and $27.2 million in 2023, 2022 and 2021, respectively.

Deferred tax assets and liabilities

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. These deferred tax assets assume sufficient future earnings will exist for their realization, and are calculated using anticipated tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The IRS has developed a new pilot phase called “Bridge Plus.” Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized. The company was selected for Bridge Plus for the 2022, 2023, and 2024 tax years. As of December 31, 2023, all open tax years except 2021 have been audited and are effectively closed to further examination. For the tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination.  With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2020. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2023	2022	2021
Gross balance at January 1	$23,099	$15,090	$17,620
Increases related to prior year tax positions	180	6,768	4,146
Increases related to current year tax positions	3,065	5,485	1,794
Settlements	(2,378)	(2,590)	(5,494)
Decreases due to lapse of statutes of limitations	(1,284)	(95)	(2,409)
Currency adjustments	(680)	(1,559)	(567)
Gross balance at December 31	$22,002	$23,099	$15,090

At December 31, 2023, the Company had $22.0 million in unrecognized tax benefits of which $22.0 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2022, the Company had $23.1 million in unrecognized tax benefits of which $23.1 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase within the next 12 months by a range of approximately $2.0 to $3.0 million.

During the years ended December 31, 2023, 2022 and 2021 the Company recognized $0.6 million, $5.7 million and $1.6 million, respectively in interest and penalties expenses related to uncertain tax positions. The Company had $13.0 million, $12.4 million and $6.7 million of accrued interest and penalties related to uncertain tax positions at December 31, 2023, 2022 and 2021, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 8).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense) in the consolidated statements of income. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $110.0 million (net of tax of $7.4 million), $102.0 million (net of tax of $8.1 million), and $79.1 million (net of tax of $7.5 million), at December 31, 2023, 2022 and 2021, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other expense, net and was not material. As of December 31, 2023, and 2022, Argentina had a small net peso monetary position. Net sales of Argentina were less than 1 percent of our consolidated net sales for the years ended December 31, 2023, 2022 and 2021.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2023 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2023 and 2022, the fair value of debt was $505.0 million and $405.0 million, respectively. The fair value of the Company’s debt is estimated using level 2 inputs based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $15.6 million, $12.4 million and $23.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, these amounts reflect the reversal of $0, $1.3, and $0, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2023, 2022 and 2021, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07,Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

3.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2023	2022
Land	$42,248	$42,931
Buildings	306,632	274,049
Construction in progress(1)	16,808	64,566
Furniture and fixtures	144,953	136,835
Computers and equipment	168,629	145,934
Leasehold improvements	99,929	114,633
Scanners	6,874	6,438
Vehicles	1,588	1,606
	787,661	786,992
Less: accumulated depreciation	(354,696)	(342,186)
	$432,965	$444,806

(1)
Construction in progress includes $8.5 million and $20.5 million as of December 31, 2023 and 2022, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $57.7 million, $61.0 million and $62.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.  The Company recorded impairments of $8.2 million and $13.7 million for the years ended December 31, 2022, and 2021, respectively in connection with our fiscal year 2022 and 2021 restructuring plans, see Note 20 – Restructuring and Severance Charges.

4.	Goodwill

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2023 and 2022 (U.S. dollars in thousands):

	December 31,
	2023	2022
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
South Korea	29,261	29,261
Japan	16,019	16,019
Europe & Africa	2,875	2,875
Hong Kong/Taiwan	6,634	6,634
Rhyz
Manufacturing	78,875	78,875
Rhyz Other	36,939	12,603
Total	$230,768	$206,432

All of the Company’s goodwill is recorded in U.S. dollar functional currency and allocated to the respective segments. Goodwill is not amortized; rather, it is subject to annual impairment tests.

The increase in the Rhyz Other segment goodwill during the year ended December 31, 2023 is due to acquisitions. See Note 19 for further discussions of these acquisitions.

5.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2023	2022
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599

	December 31, 2023		December 31, 2022		Weighted-average
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Scanner technology	$40,716	$40,716	$40,716	$40,716	18 years
Developed technology	47,821	30,322	43,841	27,365	14 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	29,904	5,844	7,860	4,200	16 years
Customer relationships	52,820	23,823	33,788	18,055	8 years
Other	20,077	9,923	14,497	8,264	8 years
	$202,936	$122,226	$152,300	$110,198	13 years

Amortization of finite-life intangible assets totaled $11.9 million, $9.7 million and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2024	$15,813
2025	12,745
2026	10,895
2027	8,340
2028	8,028

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Finite life intangibles are amortized over their useful lives unless circumstances occur that cause the Company to revise such lives or review such assets for impairment. In connection with the Company’s decision to exit the Grow Tech segment, a $3.8 million impairment charge related to other indefinite lived intangibles and a $5.2 million impairment charge related to other finite lived intangibles was recorded in the year ended December 31, 2021, see Note 20 for further discussion restructuring and impairment of the Grow Tech segment. During 2022, the Company recorded a $1.7 million impairment charge for other intangibles associated with our 2022 restructuring. See Note 20 for further discussion.

6.	Long-Term Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2023 and 2022:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2023 (1)(2)	Balance as of December 31, 2022 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$385.0 million	$395.0 million	Variable 30 day: 7.46%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$120.0 million	$10.0 million	Variable 30 day: 7.46%	Revolving line of credit expires June 14, 2027.

(1)
As of December 31, 2023 and 2022, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $25.0 million and $15.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $2.0 million and $2.5 million as of December 31, 2023 and 2022, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2023, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2024	$25,000
2025	20,000
2026	20,000
2027	440,000
2028	—
Thereafter	—
Total (1)	$505,000

(1)	The carrying value of the debt reflects the amounts stated in the above table less debt issuance costs of $2.0 million, which is not reflected in this table.

7.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 20 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2023, the weighted average remaining lease term was 8.5 and 3.7 years for operating and finance leases, respectively. As of December 31, 2023, the weighted average discount rate was 3.6% and 3.7% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense
Operating lease cost	$29,186	$39,682	$48,447
Variable lease cost	4,245	6,061	5,734
Short-term lease cost	—	210	592
Sublease income	—	—	(5,663)
Finance lease expense
Amortization of right-of-use assets	4,785	2,371	2,398
Interest on lease liabilities	502	268	319
Total lease expense	$38,718	$48,592	$51,827

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating cash outflow from operating leases	$29,055	$37,174	$51,570
Operating cash outflow from finance leases	$481	$243	$322
Financing cash outflow from finance leases	$3,198	$1,919	$1,871
Right-of-use assets obtained in exchange for operating lease obligations	$27,730	$34,026	$25,427
Right-of-use assets obtained in exchange for finance lease obligations	$1,081	$9,797	$74

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$23,503	$3,676
2025	17,440	3,490
2026	12,364	3,397
2027	9,381	3,038
2028	6,473	59
Thereafter	36,936	—
Total	106,097	13,660
Less: Finance charges	14,328	954
Total principal liability	$91,769	$12,706

The Company has additional lease liabilities of $0.8 million which have not yet commenced as of December 31, 2023, and as such, have not been recognized on the consolidated balance sheets.

8.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2023 and 2022, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic weighted-average common shares outstanding	49,711	50,002	50,193
Effect of dilutive securities:
Stock awards and options	149	523	1,234
Diluted weighted-average common shares outstanding	49,860	50,525	51,427

For the years ended December 31, 2023, 2022 and 2021, other stock options totaling 1.8 million, 0.1 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

Quarterly cash dividends for the years ended December 31, 2023 and 2022 totaled $77.6 million and $77.0 million or $0.39 per share in all quarters of 2023 and $0.385 for all quarters of 2022. In February 2024, the board of directors has declared a quarterly cash dividend of $0.06 per share of Class A common stock to be paid on March 6, 2024 to stockholders of record on February 26, 2024.

Repurchases of common stock

In July 2018, the Company’s board of directors approved a stock repurchase plan with an authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans. During the years ended December 31, 2023, 2022 and 2021, the Company purchased 0.6 million, 1.7 million and 1.6 million shares under the 2018 plan for $13.0 million, $70.0 million and $80.4 million, respectively. At December 31, 2023, $162.4 million was available for repurchases under the 2018 stock repurchase plan.

9.	Stock–Based Compensation

At December 31, 2023, the Company had the following stock-based employee compensation plans:

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

The fair value of stock option awards was estimated using the Black-Scholes option-pricing model with the following assumptions and weighted-average fair values as follows:

Stock Options:	December 31, 2021
Weighted-average grant date fair value of grants	$16.10
Risk-free interest rate(1)	0.5%
Dividend yield(2)	2.9%
Expected volatility(3)	49.5%
Expected life in months(4)	56 months

(1)	The risk-free interest rate is based upon the rate on a zero-coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of the grant.
(2)	The dividend yield is based on the average of historical stock prices and actual dividends paid.
(3)	Expected volatility is based on the historical volatility of the Company’s stock price, over a period similar to the expected life of the option.
(4)	The expected term of the option is based on the historical employee exercise behavior, the vesting terms of the respective option, and a contractual life of either seven or ten years.

Options under the plans as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – service based
Outstanding at December 31, 2022	163.9	$37.69
Granted	—	—
Exercised	(78.9)	34.60
Forfeited/cancelled/expired	(85.0)	40.78
Outstanding at December 31, 2023	—	—	—	$—
Exercisable at December 31, 2023	—	—	—	—

Options activity – performance based
Outstanding at December 31, 2022	1,461.6	$40.30
Granted	—	—
Exercised	(184.6)	30.50
Forfeited/cancelled/expired	(369.4)	46.75
Outstanding at December 31, 2023	907.6	39.67	3.03	$—
Exercisable at December 31, 2023	784.0	38.12	2.84	—

Options activity – all options
Outstanding at December 31, 2022	1,625.5	$40.04
Granted	—	—
Exercised	(263.5)	31.73
Forfeited/cancelled/expired	(454.4)	45.63
Outstanding at December 31, 2023	907.6	39.67	3.03	$—
Exercisable at December 31, 2023	784.0	38.12	2.84	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2023, 2022 and 2021, were as follows (U.S. dollars in thousands):

	December 31,
	2023	2022	2021
Cash proceeds from stock options exercised	$8,322	$31,600	$14,435
Tax benefit / (expense) realized for stock options exercised	482	229	807
Intrinsic value of stock options exercised	2,338	15,505	8,402

Nonvested restricted stock awards as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2022	953.0	$44.28

Granted	550.8	35.77
Vested	(340.7)	46.56
Forfeited	(142.6)	40.74

Nonvested at December 31, 2023	1,020.5	$39.42

Nonvested performance share units as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2022	180.2	$44.39

Granted	194.0	37.99
Vested	—	—
Forfeited	(101.3)	43.70

Nonvested at December 31, 2023	272.9	$40.09

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized no expense related to service condition stock options in 2023, 2022 and 2021; and recognized $14.4 million, $14.3 million and $15.4 million of expense related to service condition restricted stock units in 2023, 2022 and 2021, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized none, $2.0 million of income and $7.8 million of expense related to performance stock options in 2023, 2022 and 2021, respectively; and $1.2 million expense, none and none related to performance stock units in 2023, 2022 and 2021, respectively. The amount in 2022 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2023, there was no unrecognized stock-based compensation expense related to nonvested stock option awards. As of December 31, 2023, there was $26.8 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$42,916	$—	$—	$42,916
Derivative financial instruments asset	—	12,689	—	12,689
Life insurance contracts	—	—	45,041	45,041
Contingent consideration	—	—	(6,300)	(6,300)
Total	$42,916	$12,689	38,741	$94,346

	Fair Value at December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$55,356	$—	$—	$55,356
Derivative financial instruments asset	—	19,738	—	19,738
Life insurance contracts	—	—	40,055	40,055
Contingent consideration	—	—	(6,364)	(6,364)
Total	$55,356	$19,738	$33,691	$108,785

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $4.0 million and $4.9 million as of December 31, 2023 and 2022, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$40,055	$49,851
Actual return on plan assets	6,216	(9,180)
Sales and settlements	(1,230)	(616)
Ending balance at December 31	$45,041	$40,055

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2023	2022
Beginning balance at January 1	$(6,364)	$(10,341)
Changes in fair value of contingent consideration	64	3,977
Ending balance at December 31	$(6,300)	$(6,364)

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million as of December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recognized $18.1 million of upward fair value adjustments, based on the third quarter of 2021 valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within Other expense, net on the consolidated statement of income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a level 2 fair value measurement.

11.	Income Taxes

Consolidated income before provision for income taxes consists of the following for the years ended December 31, 2023, 2022 and 2021 (U.S. dollars in thousands):

	2023	2022	2021
U.S.	$(37,152)	$24,411	$45,371
Foreign	63,730	64,559	187,088
Total	$26,578	$88,970	$232,459

The provision for current and deferred taxes for the years ended December 31, 2023, 2022 and 2021 consists of the following (U.S. dollars in thousands):

	2023	2022	2021
Current
Federal	$—	$—	$—
State	3,903	1,515	1,458
Foreign	29,179	34,117	77,393
	33,082	35,632	78,851
Deferred
Federal	(18,039)	(65,733)	3,705
State	(1,440)	(1,239)	(38)
Foreign	4,380	15,532	2,675
	(15,099)	(51,440)	6,342
Provision for income taxes	$17,983	$(15,808)	$85,193

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Inventory differences	$78,338	$41,127
Foreign tax credit and other foreign benefits	37,369	51,273
Stock-based compensation	4,556	5,981
Accrued expenses not deductible until paid	33,066	37,181
Net operating losses	21,864	12,773
Capitalized research and development	27,750	26,406
R&D credit carryforward	2,294	1,795
Other	293	242
Gross deferred tax assets	205,530	176,778
Deferred tax liabilities:
Foreign currency exchange	3,596	3,225
Foreign withholding taxes	14,591	15,375
Intangibles step-up	3,787	4,446
Overhead allocation to inventory	106	3,504
Amortization of intangibles	25,020	21,211
Other	6,281	6,129
Gross deferred tax liabilities	53,381	53,890
Valuation allowance	(47,142)	(33,557)
Deferred taxes, net	$105,007	$89,331

At December 31, 2023, the Company had foreign operating loss carryforwards of $46.7 million for tax purposes, which will be available to offset future taxable income. If not used, $34.9 million of carryforwards will expire between 2024 and 2033, while $11.8 million do not expire. Tax effected, the foreign operating losses are $19.7 million. A valuation allowance has been placed on foreign operating loss carryforwards of $19.7 million. In addition, a valuation allowance of $25.1 million has been recorded on a portion of the foreign tax credit carryforwards which will expire between 2028 and 2031, and all of the R&D credit carryforward of $2.3 million which will expire between 2036 and 2042.

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

Valuation allowances have been recognized for a portion of the foreign tax credit, the foreign net operating loss carryforwards, and the R&D credit carryforward.  During 2023, the Company incurred restructuring charges that primarily affected their U.S. earnings. These additional expenses in the U.S. reduced the Company’s ability to utilize foreign tax credits. As a result, the Company recorded an additional $6.1 million valuation allowance against the Company’s foreign tax credits. The remaining valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the remaining foreign tax credits, the foreign net operating losses, or the R&D credit carryforward, the valuation allowance will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2023, 2022 and 2021 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Balance at the beginning of period	$33,557		$80,186		$67,340
Additions charged to cost and expenses	13,183	(1)	3,231	(4)	12,674	(6)
Decreases	(1,825	)(2)	(50,315	)(5)	—	(7)
Adjustments	2,227	(3)	455	(3)	172	(3)
Balance at the end of the period	$47,142		$33,557		$80,186

(1)	Increase in valuation is due primarily to net operating losses in foreign markets and the $6.1 million that was recorded on the foreign tax credit carryforward.
(2)	The decrease was due to expiration of foreign net operating losses.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)	Increase in valuation is primarily due to net operating losses in foreign markets.
(5)	The decrease was due to utilization of $18.1 million of foreign tax credits and the valuation allowance release of $32.2 million foreign tax credits.
(6)
Increase in valuation is primarily due to $11.9 million that was recorded on the foreign tax credit carryforward due to the disposal of the Company’s Grow Tech segment. The additional amount is due to net operating losses in foreign markets.

(7)	No decreases in 2021.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2023	2022
Net noncurrent deferred tax assets	$105,529	$89,770
Net noncurrent deferred tax liabilities	522	439
Deferred taxes, net	$105,007	$89,331

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2023, 2022 and 2021 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income taxes at statutory rate	21.00%	21.00%	21.00%
Excess tax benefit from equity award	5.04%	(0.12)%	(0.19)%
Deferred compensation	(4.28)%	2.18%	(0.46)%
Executive salary limitation	1.59%	2.06%	0.47%
State taxes	7.34%	0.25%	0.50%
Foreign exchange	(1.91)%	0.68%	(0.07)%
Non-U.S. income taxed at different rates	12.70%	4.78%	6.06%
Foreign withholding taxes	13.31%	(0.73)%	4.71%
Change in reserve for uncertain tax positions	1.74%	17.69%	(0.06)%
Valuation allowance recognized foreign tax credit & others	24.66%	(56.17)%	5.12%
Foreign-Derived Intangible Income (FDII)	(14.11)%	(8.14)%	(0.87)%
Other	0.58%	(1.25)%	0.44%
	67.66%	(17.77)%	36.65%

The increase in the Company’s effective tax rate for 2023 was primarily due to the Company incurring restructuring charges that primarily affected their U.S. earnings. These additional expenses in the U.S. reduced the Company’s ability to utilize foreign tax credits. The decrease in the effective tax rate for 2022 was primarily due to the Company making an election to change its capitalization policy for tax purposes related to certain direct and indirect costs for inventory and self-constructed assets under Internal Revenue Code (“IRC”) Section 263A. This method change allows the Company to utilize a portion of its tax attributes related to foreign tax credits in the United States that were previously fully reserved.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2023.  If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

12.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2023, 2022, and 2021 the Company provided matching contributions of up to 4% of employees’ compensation each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $3.6 million, $3.8 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2023, 2022 and 2021, the Company did not make any additional discretionary contributions.

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

Effective January 1, 2021, the Company amended its deferred compensation plan. Under the revision, the Company shall make matching contributions up to 5% of base salary for participants above a specified job level. The revision continues to authorize the Company to make discretionary contributions to participants’ deferred compensation accounts. In view of the opportunity to receive a 5% match, the Company reduced its discretionary contributions to 5% of base salary each year, though the Company is not obligated to make these contributions.  Under the amendment, the amounts contributed by the Company, adjusted for earnings and losses thereon, will vest 20% per year over five years, subject to acceleration upon the occurrence of certain events, including the completion of at least ten years of employment above a specified job level. All amounts a participant elects to defer, adjusted for earnings and losses thereon, are 100% vested at all times.

The Company recorded compensation expense of $2.8 million, $2.3 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $49.2 million and $44.4 million for the years ended December 31, 2023 and 2022, respectively, related to its contributions to the plan and is included in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheets of $45.0 million and $40.1 million for the years ended December 31, 2023 and 2022, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9.0 million will be reclassified as a reduction to interest expense.

As of December 31, 2023, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
		December 31,
Derivatives in Cash Flow Hedging Relationships:	Balance Sheet Location	2023	2022
Interest Rate Swap – Asset	Prepaid expenses and other	$8,955	$9,156
Interest Rate Swap – Asset	Other assets	$3,734	$10,582

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain Recognized in OCI on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2023	2022	2021
Interest Rate Swaps	$2,910	$16,267	$5,391

		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2023	2022	2021
Interest Rate Swaps	Other income (expense), net	$9,959	$3,117	$(157)

15.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, South Korea, Japan, Europe & Africa, and Hong Kong/Taiwan—and two Rhyz segments—Manufacturing and Rhyz other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz other segment includes other investments by our Rhyz business arm. These segments reflect the way the chief operating decision maker evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

Revenue by Segment

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
Nu Skin
Americas	$398,222	$508,537	$547,755
Mainland China	298,079	360,389	568,774
Southeast Asia/Pacific	267,206	344,411	336,651
South Korea	236,099	268,707	354,252
Japan	207,833	224,896	266,216
Europe & Africa	192,352	204,275	283,200
Hong Kong/Taiwan	153,589	157,197	162,611
Nu Skin Other	(858)	3,959	3,653
Total Nu Skin	1,752,522	2,072,371	2,523,112
Rhyz
Manufacturing (1)	181,395	149,458	172,120
Rhyz Other	35,214	3,830	437
Total Rhyz	216,609	153,288	172,557
Total	$1,969,131	$2,225,659	$2,695,669

(1)
The Manufacturing segment had $56.5 million, $69.2 million and $84.5 million of intersegment revenue for the years ended December 31, 2023, 2022 and 2021, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

Segment Contribution

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
Nu Skin
Americas	$78,943	$97,298	$103,067
Mainland China	62,259	72,362	151,645
Southeast Asia/Pacific	47,743	75,902	72,774
South Korea	74,091	78,811	110,328
Japan	54,076	51,620	65,167
Europe & Africa	18,592	15,959	34,846
Hong Kong/Taiwan	40,582	32,584	34,065
Nu Skin contribution	376,286	424,536	571,892
Rhyz
Manufacturing	12,321	3,570	18,346
Rhyz Other	(20,564)	(6,180)	(1,813)
Rhyz contribution	(8,243)	(2,610)	16,533
Total segment contribution	368,043	421,926	588,425
Corporate and other	(319,775)	(311,079)	(354,433)
Operating income	48,268	110,847	233,992
Other income (expense)	(21,690)	(21,877)	(1,533)
Income before provision for income taxes	$26,578	$88,970	$232,459

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
Nu Skin
Americas	$449	$591	$871
Mainland China	11,048	12,177	13,345
Southeast Asia/Pacific	1,062	1,500	1,450
South Korea	1,399	1,616	3,279
Japan	1,327	1,011	906
Europe & Africa	1,093	854	1,106
Hong Kong/Taiwan	2,614	3,743	3,637
Total Nu Skin	18,992	21,492	24,594
Rhyz
Manufacturing	13,293	13,838	11,765
Rhyz Other	5,836	2,368	1,579
Total Rhyz	19,129	16,206	13,344
Corporate and other	32,802	34,808	38,382
Total	$70,923	$72,506	$76,320

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
Nu Skin
Americas	$236	$204	$714
Mainland China	20,052	10,692	24,382
Southeast Asia/Pacific	645	263	1,330
South Korea	585	727	854
Japan	104	225	194
Europe & Africa	411	1,612	1,242
Hong Kong/Taiwan	1,212	3,338	736
Total Nu Skin	23,245	17,061	29,452
Rhyz
Manufacturing	11,162	7,301	14,022
Rhyz Other	34	—	—
Total Rhyz	11,196	7,301	14,022
Corporate and other	24,049	34,694	25,141
Total	$58,490	$59,056	$68,615

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

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
United States	$514,089	$537,081	$540,253
Mainland China	298,079	360,389	568,774
South Korea	236,099	268,707	354,252
Japan	207,833	224,896	266,216
All others	713,031	834,586	966,174
Total	$1,969,131	$2,225,659	$2,695,669

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
Beauty	$858,625	$1,069,714	$1,442,659
Wellness	886,093	992,338	1,062,549
Other	224,413	163,607	190,461
Total	$1,969,131	$2,225,659	$2,695,669

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022	2021
United States	$339,163	$343,482	$335,020
Mainland China	122,728	132,148	149,124
South Korea	23,578	30,867	25,364
Japan	13,322	18,011	23,929
All others	35,451	33,291	47,687
Total	$534,242	$557,799	$581,124

16.	Commitments and Contingencies

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

Other income (expense), net was $21.7 million, $21.9 million and $1.5 million of expense in 2023, 2022 and 2021, respectively. Other income (expense), net includes $25.6 million, $13.5 million and $11.0 million in interest expense during 2023, 2022 and 2021, respectively.

18.	Supplemental Cash Flow Information

Cash paid for interest totaled $33.3 million, $14.5 million and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash paid for income taxes totaled $32.4 million, $42.1 million and $96.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

19.	Acquisitions

In April 2023, the Company acquired 60 percent of LifeDNA, Inc. (“LifeDNA”), a DNA assessment company.  Consideration paid included $4.0 million of cash, along with the conversion of a previous $3.0 million Simple Agreement for Future Equity (“SAFE”), and a $0.2 million convertible note. The acquisition enables the Company to continue to expand its digital tools. The Company allocated the fair value of $12.0 million to the assets acquired and liabilities assumed at estimated fair values. The estimated fair value of assets acquired included $7.3 million of intangible assets, $1.7 million of cash, $0.1 million of current assets, $0.9 million of accrued liabilities and also resulted in a deferred tax liability of $0.9 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $4.7 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $0.6 million of customer relationships, $1.7 million of technology, $1.0 million of tradenames and $4.1 million of other intangibles. The intangibles were assigned useful lives of 7 years for the technology, tradenames and other intangibles, and 2 years for the customer relationships. All the goodwill was assigned to our Rhyz Other segment. The numbers above are stated net of measurement period adjustments recorded during the fourth quarter of 2023 of $1.1 million to deferred tax liability and goodwill. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended December 31, 2023.

In June 2023, the Company acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), making BeautyBio a wholly owned subsidiary of the Company. The acquisition expands the Company’s product and device offerings within its Rhyz segment. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. The Company allocated the gross purchase price of $76.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $43.0 million of intangible assets, $1.5 million of cash, $3.5 million of accounts receivable, $10.3 million of inventory, $0.8 million of prepaid and other assets, $1.0 million of fixed assets,  $1.2 million of an ROU operating lease asset and corresponding lease liability, $2.5 million of accounts payable and accrued liabilities and also resulted in a deferred tax liability of $0.7 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $19.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $18.4 million of customer relationships, $2.3 million of technology, $20.9 million of tradenames and $1.4 million of other intangibles. The intangibles were assigned useful lives of approximately 19 years for the technology and tradenames, approximately 9 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz Other segment. The numbers above are stated net of measurement period adjustments recorded during the fourth quarter of 2023 of $(1.2) million to accounts receivable, $(0.7) million of inventory, $(0.5) million of accrued liabilities, $0.7 million of deferred tax liability, $(0.3) of intangible assets and $2.4 million of goodwill. As of December 31, 2023, the allocation of the purchase price for the acquisition of BeautyBio is not yet finalized and is subject to adjustments as the Company completes the valuation analysis for this acquisition.

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the year ended December 31, 2023, the Company included $10.6 million of revenue from these acquisitions. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2021, would have been $1,978.8 million and $2,254.2 million and $2,719.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

20.	Restructuring and Severance Charges

In 2021, the Company determined to exit the Grow Tech segment to better align its resources on key strategic initiatives to achieve the future growth objectives and priorities of the core Nu Skin business. The Grow Tech segment was pursuing the commercialization of controlled-environment agriculture for use in the agriculture feed industry. This segment operated as part of the Company’s Rhyz strategic investment arm. As a result of the restructuring program, the Company recorded a non-cash charge of $38.5 million in 2021, including $9.2 million for impairment of goodwill, $9.0 million for impairment of intangibles, $13.7 million of fixed asset impairments and $6.6 million for inventory write-off, and $20.0 million of cash charges, including $6.5 million for employee severance and $13.5 million for other related cash charges with our restructuring. The restructuring charges were recorded in the Grow Tech segment. During 2022, the Company incurred $5.0 million in incremental cash charges associated with the exit activities and legal settlements. During 2022, the Company made cash payments of $20.0 million, leaving a restructuring accrual of $5.0 million as of December 31, 2022. The Company paid this amount during 2023, leaving no restructuring accrual related to our exit of the Grow Tech segment as of December 31, 2023.

In the third quarter of 2022, the Company adopted a strategic plan (“2022 Plan”) to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. During 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million. During 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. In 2023, the Company made cash payments of $19.8 million, leaving no restructuring accrual related to this plan as of December 31, 2023.

Restructuring expense by segment – 2022 Plan

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022

Nu Skin
Americas	$918	$1,687
Mainland China	1,352	13,181
Southeast Asia/Pacific	131	1,809
South Korea	422	1,533
Japan	1,515	699
Europe & Africa	(113)	2,143
Hong Kong/Taiwan	(201)	2,464
Total Nu Skin	4,024	23,516
Rhyz
Manufacturing	13	401
Rhyz other	—	—
Total Rhyz	13	401
Corporate and other	5,750	19,577
Total	$9,787	$43,494

In the fourth quarter of 2023, the Company adopted another strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions. The Company estimates total charges under the program will approximate $15–$25 million in cash charges of severance. The Company expects to substantially complete the program during the first half of 2024. During the fourth quarter of 2023 the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million.

Restructuring expense by segment – 2023 Plan

(U.S. dollars in thousands)	Year Ended December 31, 2023

Nu Skin
Americas	$598
Mainland China	2,910
Southeast Asia/Pacific	862
South Korea	—
Japan	—
Europe & Africa	554
Hong Kong/Taiwan	432
Total Nu Skin	5,356
Rhyz
Manufacturing	—
Rhyz other	—
Total Rhyz	—
Corporate and other	4,647
Total	$10,003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded LifeDNA, Inc. and Beauty Biosciences, LLC from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in purchase business combinations during 2023. We have also excluded LifeDNA, Inc. and Beauty Biosciences, LLC from our audit of internal control over financial reporting. LifeDNA, Inc. and Beauty Biosciences, LLC are consolidated subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1.0% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Income Taxes

As described in Notes 2 and 11 to the consolidated financial statements, the Company recorded a provision for income taxes of $18 million for the year ended December 31, 2023 and reported $105 million in deferred tax assets net of a valuation allowance of $47 million and $53 million in deferred tax liabilities. The Company also reported uncertain tax positions of $22 million as of December 31, 2023. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

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
February 14, 2024

We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2023, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
On April 26, 2023, and June 15, 2023, we completed the acquisitions of LifeDNA, Inc. and Beauty Biosciences, LLC, respectively.  As permitted by guidance published by the Staff of the SEC, we have excluded LifeDNA, Inc. and Beauty Biosciences, LLC from our assessment of internal control over financial reporting as of December 31, 2023. LifeDNA, Inc. and Beauty Biosciences, LLC are consolidated subsidiaries whose total assets and total revenues excluded from management’s assessment collectively represent 1.0% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2023 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

3.4	Fifth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 6, 2024).

4.1
Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 16, 2023).

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

#10.3
Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

#10.4	Third Amended and Restated 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

*#10.5	Form of Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement.

*#10.6	Form of Third Amended and Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement.

#10.7
Form of Third Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 16, 2023).

#10.8
Form of Third Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed February 11, 2021).

#10.9
Nu Skin Enterprises, Inc. Amended and Restated 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.10
Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 16, 2022).

#10.11
Amendment 1 to Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.12
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

*#10.13	Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of January 4, 2023.

#10.14
Employment Agreement between the Company and Joseph Y. Chang, effective as of October 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2020).

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Nu Skin Enterprises, Inc. Executive Officer Incentive Compensation Recovery Policy.

*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.
#	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2024.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ryan. S. Napierski
Ryan S. Napierski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2024.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ryan S. Napierski	President, Chief Executive Officer and Director
Ryan S. Napierski	(Principal Executive Officer)

/s/ James D. Thomas	Chief Financial Officer
James D. Thomas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Emma S. Battle	Director
Emma S. Battle

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Andrew D. Lipman	Director
Andrew D. Lipman

/s/ Laura Nathanson	Director
Laura Nathanson

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury