Form 10-Q
period 2024-03-31
NU SKIN ENTERPRISES, INC.
filed 2024-05-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 1, 2024, 49,667,403 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2024

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$212,532	$256,057
Current investments	8,674	11,759
Accounts receivable, net	67,041	72,879
Inventories, net	265,100	279,978
Prepaid expenses and other	93,913	81,198
Total current assets	647,260	701,871

Property and equipment, net	422,818	432,965
Operating lease right-of-use assets	93,092	90,107
Goodwill	230,768	230,768
Other intangible assets, net	101,933	105,309
Other assets	246,044	245,443
Total assets	$1,741,915	$1,806,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,237	$43,505
Accrued expenses	247,068	260,366
Current portion of long-term debt	30,000	25,000
Total current liabilities	309,305	328,871

Operating lease liabilities	74,198	70,943
Long-term debt	453,183	478,040
Other liabilities	95,023	106,641
Total liabilities	931,709	984,495

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	618,706	621,853
Treasury stock, at cost – 40.9 million and 41.1 million shares	(1,564,942)	(1,570,440)
Accumulated other comprehensive loss	(110,607)	(100,006)
Retained earnings	1,866,958	1,870,470
Total stockholders’ equity	810,206	821,968
Total liabilities and stockholders’ equity	$1,741,915	$1,806,463

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$417,306	$481,462
Cost of sales	123,242	133,588
Gross profit	294,064	347,874

Operating expenses:
Selling expenses	153,542	188,124
General and administrative expenses	124,566	133,899
Restructuring and impairment expenses	7,134	9,787
Total operating expenses	285,242	331,810

Operating income	8,822	16,064
Interest expense	7,325	4,888
Other income (expense), net	(396)	3,412

Income before provision for income taxes	1,101	14,588
Provision for income taxes	1,634	3,212

Net (loss) income	$(533)	$11,376

Net (loss) income per share (Note 6):
Basic	$(0.01)	$0.23
Diluted	$(0.01)	$0.23

Weighted-average common shares outstanding (000s):
Basic	49,538	49,644
Diluted	49,538	50,058

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(533)	$11,376

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $— and $(68) for the three months ended March 31, 2024 and 2023, respectively	(10,104)	(2,139)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(435) and $175 for the three months ended March 31, 2024 and 2023, respectively	1,574	(635)
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $572 and $475 for the three months ended March 31, 2024 and 2023, respectively	(2,071)	(1,722)
	(10,601)	(4,496)
Comprehensive (loss) income	$(11,134)	$6,880

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net loss	—	—	—	—	(533)	(533)
Other comprehensive loss, net of tax	—	—	—	(10,601)	—	(10,601)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(7,389)	5,498	—	—	(1,891)
Stock-based compensation	—	4,242	—	—	—	4,242
Cash dividends	—	—	—	—	(2,979)	(2,979)
Balance at March 31, 2024	$91	$618,706	$(1,564,942)	$(110,607)	$1,866,958	$810,206

	For the Three Months Ended March 31, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	11,376	11,376
Other comprehensive loss, net of tax	—	—	—	(4,496)	—	(4,496)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(5,797)	9,981	—	—	4,184
Stock-based compensation	—	4,002	—	—	—	4,002
Cash dividends	—	—	—	—	(19,392)	(19,392)
Balance at March 31, 2023	$91	$611,483	$(1,559,080)	$(91,005)	$1,931,481	$892,970

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(533)	$11,376
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	18,437	16,983
Non-cash lease expense	7,987	8,566
Stock-based compensation	4,242	4,002
Inventory write-down	2,003	3,267
Foreign currency losses / (gains)	1,639	(2,102)
Loss / (gain) on disposal of assets	218	(17)
Deferred taxes	1,348	(72)
Changes in operating assets and liabilities:
Accounts receivable, net	7,447	(15,336)
Inventories, net	6,999	(23,001)
Prepaid expenses and other	(13,352)	(12,895)
Other assets	(4,295)	(864)
Accounts payable	(10,575)	(4,495)
Accrued expenses	(4,227)	(4,129)
Other liabilities	(14,020)	(3,360)
Net cash provided by / (used in) operating activities	3,318	(22,077)

Cash flows from investing activities:
Purchases of property and equipment	(12,281)	(11,487)
Proceeds on investment sales	3,019	4,986
Purchases of investments	—	(8,195)
Net cash used in investing activities	(9,262)	(14,696)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,891)	4,184
Payment of cash dividends	(2,979)	(19,392)
Finance lease principal payments	(785)	(912)
Contingent consideration payments	(6,300)	—
Payments of debt	(20,000)	(2,500)
Proceeds from debt	—	20,000
Net cash (used in) / provided by financing activities	(31,955)	1,380

Effect of exchange rate changes on cash	(5,626)	609

Net decrease in cash and cash equivalents	(43,525)	(34,784)

Cash and cash equivalents, beginning of period	256,057	264,725

Cash and cash equivalents, end of period	$212,532	$229,941

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit.  Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide under the Nu Skin, Pharmanex and ageLOC brands and a small number of other products and services.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Mainland China; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz other, which includes other investments by its Rhyz business arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2023 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. The Company will adopt this standard with its fiscal 2024 annual filing. The Company is currently evaluating these new disclosure requirements and the impact of adoption.

Reclassifications

Certain prior period amounts have been reclassified to conform with current presentation. The Company reclassified $4.9 million of interest expense from other income (expense), net to the interest expense line on the consolidated statement of income for the first quarter of 2023. The reclassification had no impact on net income for the first quarter of 2023.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$133,600	$140,133
Finished goods	131,500	139,845
Total Inventory, net	$265,100	$279,978

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$83,378	$37,267
Additions	2,003	3,267
Write-offs	(4,862)	(4,518)
Ending Balance	$80,519	$36,016

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2024 and December 31, 2023 was $11.9 million and $12.6 million, respectively. The contract liabilities impact to revenue for the three-month periods ended March 31, 2024, and 2023 was an increase of $0.7 million and an increase of $1.3 million, respectively.

3.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz other. The Company’s Rhyz other segment consists of three reporting units, which as of both March 31, 2024 and December 31, 2023 had goodwill of $12.6 million, $19.6 million and $4.7 million.

During the three months ended March 31, 2024, the Company determined that the recent decline in the Company’s stock price and corresponding market capitalization was a triggering event that required the Company to perform a quantitative impairment analysis for all reporting units. Based on the analysis, the Company concluded the fair value of all reporting units were in excess of their carrying amounts and no impairment charge was required.  For goodwill, the estimated fair value of all reporting units exceeded the carrying value by approximately 1% - 7%; therefore the reporting units are considered to be at risk of future impairment. The reporting units’ fair values remain sensitive to unfavorable changes in assumptions utilized including revenue growth rates, profitability margins, estimated future cash flows, and the discount rates that could result in impairment charges in a future period.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2024 and December 31, 2023 (U.S. dollars in thousands):

	March 31, 2024	December 31, 2023
Nu Skin
Americas	$9,449	$9,449
Mainland China	32,179	32,179
Southeast Asia/Pacific	18,537	18,537
Japan	16,019	16,019
Europe & Africa	2,875	2,875
South Korea	29,261	29,261
Hong Kong/Taiwan	6,634	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz other	36,939	36,939
Total	$230,768	$230,768

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2024 and December 31, 2023:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2024(1)(2)	Balance as of December 31, 2023(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$375.0 million	$385.0 million	Variable 30 day: 7.43%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$110.0 million	$120.0 million	Variable 30 day: 7.43%	Revolving line of credit expires June 14, 2027.

(1)
As of March 31, 2024 and December 31, 2023, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $25.0 million, respectively, of the balance of its term loan under the Credit Agreement and $10.0 million and zero, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.8 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of March 31, 2024, the weighted average remaining lease term was 8.2 and 3.5 years for operating and finance leases, respectively. As of March 31, 2024, the weighted average discount rate was 3.8% and 3.7% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expense
Operating lease cost	$6,066	$8,161
Variable lease cost	1,776	1,075
Finance lease expense
Amortization of right-of-use assets	758	1,000
Interest on lease liabilities	109	134
Total lease expense	$8,709	$10,370

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash outflow from operating leases	$6,371	$8,150
Operating cash outflow from finance leases	$111	$132
Financing cash outflow from finance leases	$785	$912
Right-of-use assets obtained in exchange for operating lease obligations	$13,034	$7,981
Right-of-use assets obtained in exchange for finance lease obligations	$5	$520

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2024	$18,576	$2,541
2025	19,920	3,305
2026	15,170	3,213
2027	11,496	2,882
2028	8,531	47
Thereafter	36,730	—
Total	110,423	11,988
Less: Finance charges	15,306	795
Total principal liability	$95,117	$11,193

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2024 and 2023, the only dilutive common shares outstanding relate to the Company’s outstanding stock awards and options. For the three-month periods ended March 31, 2024 and 2023, stock awards and options of 1.8 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share. This quarterly cash dividend of $3.0 million was paid on March 6, 2024 to stockholders of record on February 26, 2024. In May 2024, the board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 12, 2024 to stockholders of record on May 31, 2024.

Repurchase of common stock

During the three-month periods ended March 31, 2024 and 2023, the Company repurchased zero shares of its Class A common stock under its stock repurchase plans.  As of March 31, 2024, $162.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$34,571	$—	$—	$34,571
Derivative financial instruments asset	—	12,054	—	12,054
Life insurance contracts	—	—	48,414	48,414
Contingent consideration	—	—	—	—
Total	$34,571	$12,054	$48,414	$95,039

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$42,916	$—	$—	$42,916
Derivative financial instruments asset	—	12,689	—	12,689
Life insurance contracts	—	—	45,041	45,041
Contingent consideration	—	—	(6,300)	(6,300)
Total	$42,916	$12,689	$38,741	$94,346

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$45,041	$40,055
Actual return on plan assets	3,373	1,998
Ending balance at March 31	$48,414	$42,053

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$(6,300)	$(6,364)
Changes in fair value of contingent consideration	—	93
Payments	6,300	—
Ending balance at March 31	$—	$(6,271)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of March 31, 2024 and December 31, 2023. During the three months ended September 30, 2021 the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision for income taxes for the first quarter of 2024 was $1.6 million, compared to $3.2 million for the prior-year period. The effective tax rate for the first quarter 2024 was 148.4% of pre-tax income compared to 22.0% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $105.6 million and $105.0 million as of March 31, 2024 and December 31, 2023, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2023. If the amount designated as indefinitely reinvested as of December 31, 2023 was repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2023, tax years through 2020 and 2022 have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2023 and 2024, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2020. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $2.0 to $3.0 million.

In 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar Two”) of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. Based on current enacted legislation, the Company anticipates the impact of Pillar Two to be immaterial for 2024.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  During 2024, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9.5 million will be reclassified as a reduction to interest expense.

As of March 31, 2024 and December 31, 2023, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest Rate Swap - Asset	Prepaid expenses and other	$9,451	$8,955
Interest Rate Swap - Asset	Other assets	$2,603	$3,734

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain (Loss) Recognized in OCI on Derivatives
	Three Months Ended
Derivatives in Cash flow	March 31,
Hedging Relationships:	2024	2023
Interest Rate Swaps	$2,009	$(810)

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
Derivatives in Cash flow	Income Statement	March 31,
Hedging Relationships:	Location	2024	2023
Interest Rate Swaps	Other income (expense), net	$2,643	$2,197

10.	Segment Information

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

Revenue by Segment

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Nu Skin
Americas	$75,031	$101,157
Mainland China	61,067	67,976
Southeast Asia/Pacific	60,065	67,810
Japan	44,236	52,606
Europe & Africa	42,273	47,444
South Korea	40,963	70,324
Hong Kong/Taiwan	30,466	34,548
Other	672	(115)
Total Nu Skin	354,773	441,750
Rhyz Investments
Manufacturing (1)	50,302	35,767
Rhyz other	12,231	3,945
Total Rhyz Investments	62,533	39,712
Total	$417,306	$481,462

(1)
The Rhyz Investments Manufacturing segment had $8.6 million and $11.8 million of intersegment revenue for the three-month period ended March 31, 2024 and 2023, respectively.  Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Nu Skin
Americas	$14,976	$16,250
Mainland China	12,253	13,612
Southeast Asia/Pacific	11,084	12,471
Japan	12,006	12,908
Europe & Africa	3,276	3,638
South Korea	12,183	23,575
Hong Kong/Taiwan	7,367	7,834
Nu Skin contribution	73,145	90,288
Rhyz Investments
Manufacturing	1,967	(1,373)
Rhyz other	(5,942)	(1,960)
Total Rhyz Investments	(3,975)	(3,333)
Total segment contribution	69,170	86,955
Corporate and other	(60,348)	(70,891)
Operating income	8,822	16,064
Interest expense	7,325	4,888
Other income (expense), net	(396)	3,412
Income before provision for income taxes	$1,101	$14,588

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Nu Skin
Americas	$105	$66
Mainland China	2,774	2,775
Southeast Asia/Pacific	249	280
Japan	81	1,054
Europe & Africa	273	282
South Korea	245	453
Hong Kong/Taiwan	579	453
Total Nu Skin	4,306	5,363
Rhyz Investments
Manufacturing	3,335	3,424
Rhyz other	1,886	592
Total Rhyz Investments	5,221	4,016
Corporate and other	8,910	7,604
Total	$18,437	$16,983

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Nu Skin
Americas	$21	$100
Mainland China	2,689	4,035
Southeast Asia/Pacific	9	64
Japan	—	5
Europe & Africa	165	119
South Korea	22	154
Hong Kong/Taiwan	198	260
Total Nu Skin	3,104	4,737
Rhyz Investments
Manufacturing	1,349	1,481
Rhyz other	635	—
Total Rhyz Investments	1,984	1,481
Corporate and other	7,193	5,269
Total	$12,281	$11,487

11.	Commitments and Contingencies

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

In June 2023, the Company acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), making BeautyBio a wholly owned subsidiary of the Company. The acquisition expands the Company’s product and device offerings within its Rhyz segment. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. The Company allocated the gross purchase price of $76.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $43.0 million of intangible assets, $1.5 million of cash, $3.5 million of accounts receivable, $10.3 million of inventory, $0.8 million of prepaid and other assets, $1.0 million of fixed assets, $1.2 million of an ROU operating lease asset and corresponding lease liability, $2.5 million of accounts payable and accrued liabilities and also resulted in a deferred tax liability of $0.7 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $19.6 million was recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $18.4 million of customer relationships, $2.3 million of technology, $20.9 million of tradenames and $1.4 million of other intangibles. The intangibles were assigned useful lives of approximately 19 years for the technology and tradenames, approximately 9 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz other segment. The numbers above are stated net of measurement period adjustments recorded during the fourth quarter of 2023 of $(1.2) million to accounts receivable, $(0.7) million of inventory, $(0.5) million of accrued liabilities, $0.7 million of deferred tax liability, $(0.3) of intangible assets and $2.4 million of goodwill. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended March 31, 2024.

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the three months ended March 31, 2024, the Company included $5.3 million of revenue from these acquisitions. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2023, would have been $486.3 million for the three months ended March 31, 2023.

13.	Restructuring

In the third quarter of 2022, the Company adopted a strategic plan (“2022 Plan”) to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company incurred total charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. During 2022, the Company incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2022, the Company made cash payments of $21.0 million related to this global program, leaving an ending restructuring accrual of $11.7 million. During the first quarter and full year of 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. In 2023, the Company made cash payments of $19.8 million, leaving no restructuring accrual related to this plan as of December 31, 2023.

Restructuring expense by segment - 2022 Plan

(U.S. dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Total
Nu Skin
Americas	$918	$1,687	$2,605
Mainland China	1,352	13,181	14,533
Southeast Asia/Pacific	131	1,809	1,940
Japan	1,515	699	2,214
Europe & Africa	(113)	2,143	2,030
South Korea	422	1,533	1,955
Hong Kong/Taiwan	(201)	2,464	2,263
Total Nu Skin	4,024	23,516	27,540
Rhyz Investments
Manufacturing	13	401	414
Rhyz other	—	—	—
Total Rhyz Investments	13	401	414
Corporate and other	5,750	19,577	25,327
Total	$9,787	$43,494	$53,281

In the fourth quarter of 2023, the Company adopted another strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions. The Company estimates total charges under the program will approximate $20–$25 million in cash charges of severance. The Company expects to substantially complete the program during the first half of 2024. During the fourth quarter of 2023, the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million. During the first quarter of 2024, the Company incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the first quarter of 2024, the Company made cash payments of $7.0 million, leaving an ending restructuring accrual of $8.8 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$3,145	$598	$3,743
Mainland China	1,017	2,910	3,927
Southeast Asia/Pacific	307	862	1,169
Japan	24	—	24
Europe & Africa	677	554	1,231
South Korea	134	—	134
Hong Kong/Taiwan	357	432	789
Total Nu Skin	5,661	5,356	11,017
Rhyz Investments
Manufacturing	—	—	—
Rhyz other	—	—	—
Total Rhyz Investments	—	—	—
Corporate and other	1,473	4,647	6,120
Total	$7,134	$10,003	$17,137

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth of our Rhyz business, acquisitions, and the integration of acquisition targets, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2023 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2023 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended March 31, 2024 decreased 13.3% to $417.3 million, compared to $481.5 million in the prior-year period.  Our revenue in the first quarter of 2024 was negatively impacted 3.8% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 19%, 30% and 12%, respectively, on a year-over-year basis.

The declines for the three-month period ended March 31, 2024 were largely driven by the continued macroeconomic challenges we’ve been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process.  During the first quarter of 2024, we continued our launch process of our newest smart connected device system, ageLOC WellSpa iO, which generated approximately $23.7 million in revenue. We remain optimistic for the remainder of 2024 with our third quarter Global Nu Skin Live!, which for 2024 will be held in South Korea for our eastern markets and the United States for our western markets.  In addition, we are expecting to start the launch process for MYND360, our new brand taking a holistic approach to cognitive health. The decline in our core Nu Skin segments was partially offset by 57.5% growth in our Rhyz segments, partially from acquisitions during the second quarter of 2023 as well as organic growth. Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands.

Earnings per share for the first quarter of 2024 decreased 104% to $(0.01), compared to $0.23 in the prior-year period. The decrease in earnings per share for the quarter is primarily driven by the decline in revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, Japan, Europe & Africa, South Korea and Hong Kong/Taiwan—and our Rhyz Investment segments—Manufacturing and Rhyz other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant- Currency
	2024	2023	Change	Change(1)
Nu Skin
Americas	$75,031	$101,157	(25.8)%	(20.1)%
Mainland China	61,067	67,976	(10.2)%	(6.1)%
Southeast Asia/Pacific	60,065	67,810	(11.4)%	(8.1)%
Japan	44,236	52,606	(15.9)%	(5.6)%
Europe & Africa	42,273	47,444	(10.9)%	(11.8)%
South Korea	40,963	70,324	(41.8)%	(39.3)%
Hong Kong/Taiwan	30,466	34,548	(11.8)%	(9.8)%
Other	672	(115)	684.3%	684.3%
Total Nu Skin	354,773	441,750	(19.7)%	(15.6)%
Rhyz Investments
Manufacturing	50,302	35,767	40.6%	40.6%
Rhyz other	12,231	3,945	210.0%	210.0%
Total Rhyz Investments	62,533	39,712	57.5%	57.5%
Total	$417,306	$481,462	(13.3)%	(9.5)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three-month periods ended March 31, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. Consolidated financial information was not affected. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended March 31,
	2024	2023	Change
Nu Skin
Americas	$14,976	$16,250	(7.8)%
Mainland China	12,253	13,612	(10.0)%
Southeast Asia/Pacific	11,084	12,471	(11.1)%
Japan	12,006	12,908	(7.0)%
Europe & Africa	3,276	3,638	(10.0)%
South Korea	12,183	23,575	(48.3)%
Hong Kong/Taiwan	7,367	7,834	(6.0)%
Total Nu Skin	73,145	90,288	(19.0)%
Rhyz Investments
Manufacturing	1,967	(1,373)	243.3%
Rhyz other	(5,942)	(1,960)	(203.2)%
Total Rhyz Investments	(3,975)	(3,333)	(19.3)%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended March 31, 2024 and 2023.

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

	Three Months Ended March 31,
	2024	2023	Change
Customers
Americas	199,399	266,378	(25)%
Mainland China	162,239	217,101	(25)%
Southeast Asia/Pacific	93,411	117,266	(20)%
Japan	108,808	115,161	(6)%
Europe & Africa	163,481	190,313	(14)%
South Korea	100,230	120,907	(17)%
Hong Kong/Taiwan	47,693	56,410	(15)%
Total Customers	875,261	1,083,536	(19)%

Paid Affiliates
Americas	29,081	38,707	(25)%
Mainland China	24,405	24,522	—
Southeast Asia/Pacific	29,778	36,431	(18)%
Japan(1)	21,679	37,155	(42)%
Europe & Africa(1)	18,313	27,654	(34)%
South Korea(1)	20,594	40,599	(49)%
Hong Kong/Taiwan(1)	10,321	16,286	(37)%
Total Paid Affiliates	154,171	221,354	(30)%

Sales Leaders
Americas	6,616	8,242	(20)%
Mainland China	9,600	10,034	(4)%
Southeast Asia/Pacific	5,570	6,337	(12)%
Japan	6,385	5,688	12%
Europe & Africa	3,715	4,524	(18)%
South Korea	4,122	6,242	(34)%
Hong Kong/Taiwan	2,601	2,688	(3)%
Total Sales Leaders	38,609	43,755	(12)%

(1)
The March 31, 2024 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “Japan,” “Europe & Africa,” “South Korea,” and “Hong Kong/Taiwan,” below. We plan to implement these changes in additional segments over the next several quarters.

The following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment is attributable to the decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In connection with our transformation efforts, we experienced disruptions to our subscription sales in North America, which negatively impacted revenue. In the first quarter of 2024, we launched our new connected device, which generated approximately $10.6 million in revenue.

The year-over-year decline in segment contribution for the first quarter of 2024 primarily reflects the decrease in revenue partially offset by a 2.3 percentage point improvement in gross margin from a decrease in sales discounts for the quarter as well as sales mix.

Mainland China. Our Mainland China market continued to be challenged during the first quarter of 2024, with ongoing macroeconomic factors and the associated decrease in consumer spending leading to declines in revenue. While we continue to believe in the potential of this market, we anticipate the current deflationary pressures and other economic challenges persisting as the economy works to recover.

The year-over-year decrease in segment contribution for the first quarter of 2024 primarily reflects lower revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the first quarter of 2024 is partially attributable to slowing momentum from the general macroeconomic factors in the markets along with price increases that we implemented in 2022 and 2023 to address inflation.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue.

Japan. The decline in revenue is primarily attributable to a 10.3% negative impact from unfavorable foreign-currency fluctuations. The increase in Sales Leaders is primarily from a modification we made to the compensation plan starting in the second quarter of  2023. Our Paid Affiliates were negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 14 thousand Paid Affiliates for the three months ended March 31, 2024.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a decline in general and administrative expenses attributable to savings from our restructuring plan.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the softening of momentum, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 5 thousand Paid Affiliates for the three months ended March 31, 2024.

The year-over-year decline in segment contribution reflects the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the quarter ended March 31, 2024. In addition, in the first quarter of 2023 we launched TRMe in our South Korea market, which generated approximately $19.4 million in revenue, while we did not have any comparable launch in the first quarter of 2024.  Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 13 thousand Paid Affiliates for the three months ended March 31, 2024.

The year-over-year decline in segment contribution primarily reflects the decline in revenue and a 3.1 percentage decrease in gross margin from increased write-offs for the quarter attributable to the decline in revenue.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the first quarter of 2024 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. In addition, we experienced some transformational pressures with new technology in Taiwan. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 3 thousand Paid Affiliates for the three months ended March 31, 2024.

The decline in segment contribution was primarily driven by the decline in revenue, partially offset by savings recognized in general and administrative expenses from our previous restructuring activities.

Manufacturing. Our Manufacturing segment revenue increased 40.6% for the first quarter of 2024, primarily driven by our Wasatch Manufacturing entity. During the first quarter of 2024, Wasatch revenue increased 70.6%, primarily from onboarding new customers and continued automation efforts to increase efficiencies and capacity.

The increase in segment contribution for the quarter is primarily from the increased revenue and efficiencies gained from automation.  In addition, segment contribution benefited from a favorable revenue mix between our manufacturing entities, which have differing profitability levels.

Rhyz Other. The increase in revenue of our Rhyz other segment is partially driven by 76.7% growth at our Mavely entity.  In addition, we recognized $5.2 million of revenue in the first quarter of 2024, from our entities we acquired in the second quarter of 2023.

The decline in segment contribution is primarily from our recent acquisitions, which we are continuing to invest in to enable future growth, as well as the impacts of purchase accounting, which resulted in $1.2 million of incremental amortization of intangible assets.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2024 decreased 13.3% to $417.3 million, compared to $481.5 million in the prior-year period. For a discussion and analysis of this decrease in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 70.5% for the first quarter of 2024 compared to 72.3% for the prior-year period.  The gross margin of our core Nu Skin business increased 0.5 percentage points to 76.9%.  Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the quarter.

Selling expenses

Selling expenses as a percentage of revenue was 36.8% for the first quarter of 2024, compared to 39.1% for the prior-year period.  Selling expenses for our core Nu Skin business as a percentage of revenue remained flat at 41.7% for the first quarter of 2024 and 2023. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuates plus or minus approximately 100 basis points from period to period.  In the third quarter of 2024, we are holding our global Nu Skin Live! event with an east Live! in South Korea and a west Live! in United States.  As a result of the global Live! we are anticipating higher selling expense for the third quarter of 2024 by approximately $8 million.

General and administrative expenses

General and administrative expenses decreased to $124.6 million in the first quarter of 2024, compared to $133.9 million in the prior-year period. The $9.3 million decline is primarily from a $6.8 million contraction in labor expenses and $2.4 million in occupancy, attributable to our cost saving efforts partially offset by increases in promotional expenses in connection with our product launches. General and administrative expenses as a percentage of revenue increased to 29.9% for the first quarter of 2024 from 27.8% for the prior-year period.

Restructuring and impairment expenses

In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program included workforce reductions and footprint optimization. Total charges incurred under the program were approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to our footprint optimization. During the fourth quarter of 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During the first quarter of 2023, we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation.

In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions. We estimate total charges under the program will approximate $20–$25 million in severance charges, which will be paid in cash. We expect to substantially complete the program during the first half of 2024. The program may expand as we continue to evaluate our business, including our product portfolio, global processes and organization, and operational footprint. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets.

Interest expense

Interest expense increased to $7.3 million in the first quarter of 2024, compared to $4.9 million in the prior-year period. The increase in interest expense was primarily due to an increase in borrowings on our revolving credit facility.

Other income (expense), net

Other income (expense), net for the first quarter of 2024 was $0.4 million of expense compared to $3.4 million of income for the first quarter of 2023. The $3.8 million increase in expense is primarily from the impact of foreign currency fluctuations on the valuation of our intercompany receivables/payables.

Provision for income taxes

Provision for income taxes for the first quarter of 2024 was $1.6 million, compared to $3.2 million for the prior-year period. The effective tax rate was 148.4% of pre-tax book income during the first quarter of 2024 compared to 22.0% in the prior-year period. Our first quarter of 2024 effective tax rate was negatively impacted by the decline in profitability for the quarter as well as the vesting of our employee stock awards.

Net income

As a result of the foregoing factors, net income for the first quarter of 2024 was $(0.5) million compared to $11.4 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first three months of 2024, we generated $3.3 million in cash from operations, compared to a net outflow of $22.1 million during the prior-year period. The increase in cash flow from operations primarily reflects less inventory purchases compared to the first quarter of 2023, as we work to right size our balance sheet following the decline in revenue. In addition, our cash from operations benefited from a decrease in accounts receivable driven by a sequential decline in sales, partially offset by a decline in net income for the first quarter of 2024.  Cash and cash equivalents, including current investments, as of March 31, 2024 and December 31, 2023 were $221.2 million and $267.8 million, respectively, with the decrease being driven by our quarterly debt payments, and capital expenditures, as discussed below, and payment on liabilities associated with our 2023 restructuring plan.

Working capital. As of March 31, 2024, working capital was $338.0 million, compared to $373.0 million as of December 31, 2023. Our decline in working capital is primarily attributable to cash payments for capital expenditures for the quarter as well as $10.0 million paid on our revolving credit facility.

Capital expenditures. Capital expenditures for the three months ended March 31, 2024 were $12.3 million. We expect that our capital expenditures in 2024 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $40–60 million for 2024.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2024 and December 31, 2023, we had $110.0 million and $120.0 million of outstanding borrowings under our revolving credit facility, and $375.0 million and $385.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.8 million and $2.0 million as of March 31, 2024 and December 31, 2023, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2024, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of March 31, 2024, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first quarter of  2024 and 2023 we repurchased no shares of our Class A common stock under the plan. As of March 31, 2024, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2024, our board of directors declared a quarterly cash dividend of $0.06 per share. This quarterly cash dividends of $3.0 million was paid on March 6, 2024 to stockholders of record on February 26, 2024. In May 2024, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 12, 2024 to stockholders of record on May 31, 2024. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2024 and December 31, 2023, we held $221.2 million and $267.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $158.2 million and $213.7 million as of March 31, 2024 and December 31, 2023, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2024, we had $28.4 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2024 and December 31, 2023, we had $18.3 million and $17.7 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

The following critical accounting policies and estimates should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the 2023 fiscal year.

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the quantitative assessment for fiscal year 2022 and we used the qualitative assessment for fiscal years 2023 and 2021.

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

During the three months ended March 31, 2024, we determined that the recent decline in our stock price and corresponding market capitalization was a triggering event that required us to perform a quantitative impairment analysis. Based on the analysis, we concluded the fair value of all reporting units were in excess of their carrying amounts and no impairment charge was required.  For goodwill, the estimated fair value of the reporting units exceeded the carrying value by approximately 1% - 7%.

Our revenue and profitability forecasts used in the goodwill impairment assessment considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.

Key assumptions developed by management and used in the quantitative analysis:

●
Financial projections and future cash flows, including a base year that considered recent actual results lower than previous internal forecasts, with revenue growth and profitability improvement throughout the forecast period that reflects the long-term strategy for the business, and terminal growth rates based on the expected long-term growth rate of the business; and

●	Market-based discount rates.

The valuation model used in our impairment testing assumes recovery from the recent downturn in our operating results and the return to revenue growth and improved profitability. If any of our reporting units are unable to achieve the financial projections, an impairment of the reporting units’ goodwill could occur in the future.

We performed a sensitivity analysis on the impairment model used to test the reporting units’ goodwill. In doing so, we determined that individual changes of a 5% reduction in our annual earnings before interest and tax, or a 40 basis point increase in the discount rate used in the discounted cash flow models did not cause the estimated fair values of the reporting units to decline below their carrying values. We made our estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. Although we believe the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that the assumptions and conclusions regarding impairment or recoverability of our reporting units’ goodwill could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill impairment testing will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and profitability. A future impairment charge to our reporting units’ goodwill could have a material effect on the consolidated financial position and results of operations.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2024, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three-month periods ended March 31, 2024 and 2023.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2024 and 2023, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2024, and 2023 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2023 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2024	—	$—	—	$162.4
February 1 - 29, 2024	—	—	—	$162.4
March 1 -31, 2024	—	—	—	$162.4
Total	—	$—	—

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

Consulting Agreement with Joseph Y. Chang
On March 28, 2024, we entered into a consulting agreement (the “Agreement”), effective as of March 30, 2024, with Joseph Y. Chang, who served as the Company’s Chief Scientific Officer until March 30, 2024. The Agreement provides that Dr. Chang will serve as a consultant for a four-year term and will receive consulting fees of $287,500 per year. Dr. Chang will also receive a payment of $500 each month for medical insurance, as well as certain other benefits. The Agreement provides that Dr. Chang will be bound by non-competition, non-solicitation, non-endorsement and non-disparagement covenants. The foregoing description of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.1 to this report.

Trading Plans
None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
3.1	Fifth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 6, 2024).
10.1	Consulting Agreement between the Company and Joseph Y. Chang, effective as of March 30, 2024.
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2024

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)