Form 10-Q
period 2024-06-30
NU SKIN ENTERPRISES, INC.
filed 2024-08-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 1, 2024, 49,701,640 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2024

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$224,250	$256,057
Current investments	8,671	11,759
Accounts receivable, net	71,554	72,879
Inventories, net	243,994	279,978
Prepaid expenses and other	105,937	81,198
Total current assets	654,406	701,871

Property and equipment, net	411,918	432,965
Operating lease right-of-use assets	88,071	90,107
Goodwill	99,885	230,768
Other intangible assets, net	88,464	105,309
Other assets	243,228	245,443
Total assets	$1,585,972	$1,806,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,305	$43,505
Accrued expenses	242,288	260,366
Current portion of long-term debt	30,000	25,000
Total current liabilities	308,593	328,871

Operating lease liabilities	70,318	70,943
Long-term debt	428,327	478,040
Other liabilities	92,570	106,641
Total liabilities	899,808	984,495

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	621,440	621,853
Treasury stock, at cost – 40.9 million and 41.1 million shares	(1,564,090)	(1,570,440)
Accumulated other comprehensive loss	(116,995)	(100,006)
Retained earnings	1,745,718	1,870,470
Total stockholders’ equity	686,164	821,968
Total liabilities and stockholders’ equity	$1,585,972	$1,806,463

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$439,081	$500,257	$856,387	$981,719
Cost of sales	131,904	135,542	255,146	269,130
Gross profit	307,177	364,715	601,241	712,589

Operating expenses:
Selling expenses	165,463	185,165	319,005	373,289
General and administrative expenses	117,921	137,044	242,487	270,943
Restructuring and impairment expenses	149,350	—	156,484	9,787
Total operating expenses	432,734	322,209	717,976	654,019

Operating income (loss)	(125,557)	42,506	(116,735)	58,570
Interest expense	6,720	5,769	14,045	10,657
Other income, net	629	376	233	3,788

Income (loss) before provision for income taxes	(131,648)	37,113	(130,547)	51,701
Provision (benefit) for income taxes	(13,390)	10,221	(11,756)	13,433

Net income (loss)	$(118,258)	$26,892	$(118,791)	$38,268

Net income (loss) per share (Note 6):
Basic	$(2.38)	$0.54	$(2.39)	$0.77
Diluted	$(2.38)	$0.54	$(2.39)	$0.76

Weighted-average common shares outstanding (000s):
Basic	49,688	49,931	49,613	49,789
Diluted	49,688	50,161	49,613	50,098

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(118,258)	$26,892	$(118,791)	$38,268

Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of taxes of zero for the three months ended June 30, 2024 and 2023, and zero and $(68) for the six months ended June 30, 2024 and 2023, respectively	(4,875)	(11,539)	(14,979)	(13,678)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(152) and $(837) for the three months ended June 30, 2024 and 2023, respectively and $(587) and $(662) for the six months ended June 30, 2024 and 2023, respectively	553	3,031	2,127	2,396
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $570 and $533 for the three months ended June 30, 2024 and 2023, respectively and $1,142 and $1,008 for the six months ended June 30, 2024 and 2023, respectively	(2,066)	(1,933)	(4,137)	(3,655)
	(6,388)	(10,441)	(16,989)	(14,937)
Comprehensive income (loss)	$(124,646)	$16,451	$(135,780)	$23,331

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2024	$91	$618,706	$(1,564,942)	$(110,607)	$1,866,958	$810,206

Net loss	—	—	—	—	(118,258)	(118,258)
Other comprehensive loss, net of tax	—	—	—	(6,388)	—	(6,388)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(912)	852	—	—	(60)
Stock-based compensation	—	3,646	—	—	—	3,646
Cash dividends	—	—	—	—	(2,982)	(2,982)
Balance at June 30, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

	For the Three Months Ended June 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2023	$91	$611,483	$(1,559,080)	$(91,005)	$1,931,481	$892,970

Net income	—	—	—	—	26,892	26,892
Other comprehensive loss, net of tax	—	—	—	(10,441)	—	(10,441)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(705)	1,303	—	—	598
Stock-based compensation	—	4,801	—	—	—	4,801
Cash dividends	—	—	—	—	(19,475)	(19,475)
Balance at June 30, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net loss	—	—	—	—	(118,791)	(118,791)
Other comprehensive loss, net of tax	—	—	—	(16,989)	—	(16,989)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,301)	6,350	—	—	(1,951)
Stock-based compensation	—	7,888	—	—	—	7,888
Cash dividends	—	—	—	—	(5,961)	(5,961)
Balance at June 30, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

	For the Six Months Ended June 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	38,268	38,268
Other comprehensive loss, net of tax	—	—	—	(14,937)	—	(14,937)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,502)	11,284	—	—	4,782
Stock-based compensation	—	8,803	—	—	—	8,803
Cash dividends	—	—	—	—	(38,867)	(38,867)
Balance at June 30, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(118,791)	$38,268
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Impairment of goodwill, fixed assets and other intangibles	147,350	—
Depreciation and amortization	36,040	34,147
Non-cash lease expense	14,769	16,522
Stock-based compensation	7,888	8,803
Inventory write-down	3,520	15,079
Foreign currency losses (gains)	2,528	(1,435)
(Gain) loss on disposal of assets	(446)	349
Deferred taxes	(2,314)	1,151
Changes in operating assets and liabilities:
Accounts receivable, net	1,394	(22,368)
Inventories, net	22,936	(33,534)
Prepaid expenses and other	(25,973)	(12,140)
Other assets	(4,169)	(2,709)
Accounts payable	(6,109)	(4,195)
Accrued expenses	(10,722)	(23,345)
Other liabilities	(13,376)	(1,148)
Net cash provided by operating activities	54,525	13,445

Cash flows from investing activities:
Purchases of property and equipment	(20,404)	(26,199)
Proceeds on investment sales	11,178	13,160
Purchases of investments	(8,567)	(16,883)
Acquisitions (net of cash acquired)	—	(77,275)
Net cash used in investing activities	(17,793)	(107,197)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,951)	4,782
Payment of cash dividends	(5,961)	(38,867)
Finance lease principal payments	(1,560)	(1,546)
Contingent consideration payments	(6,300)	—
Payments of debt	(45,000)	(5,000)
Proceeds from debt	—	110,000
Net cash (used in) / provided by financing activities	(60,772)	69,369

Effect of exchange rate changes on cash	(7,767)	(4,788)

Net decrease in cash and cash equivalents	(31,807)	(29,171)

Cash and cash equivalents, beginning of period	256,057	264,725

Cash and cash equivalents, end of period	$224,250	$235,554

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2023 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current presentation. The Company reclassified $5.8 million and $10.7 million of interest expense from other income (expense), net to the interest expense line on the consolidated statement of income for the second  quarter  and first half of 2023, respectively. The reclassification had no impact on net income for the second quarter and first half of 2023.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$129,506	$140,133
Finished goods	114,488	139,845
Total Inventory, net	$243,994	$279,978

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$80,519	$36,016	$83,378	$37,267
Additions	1,517	11,812	3,520	15,079
Write-offs	(11,753)	(6,811)	(16,615)	(11,329)
Ending Balance	$70,283	$41,017	$70,283	$41,017

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2024 and December 31, 2023 was $11.8 million and $12.6 million, respectively. The contract liabilities impact to revenue for the three-month periods ended June 30, 2024 and 2023 was an increase of $0.1 million and an increase of $4.7 million, respectively. The impact to revenue for the six-month periods ended June 30, 2024, and 2023 was an increase of $0.8 million and an increase of $6.0 million, respectively.

3.	Goodwill and Intangibles

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz other. The Rhyz other segment is made up of three reporting units, which had goodwill of $12.6 million, $3.7 million and $4.7 million as of June 30, 2024, and $12.6 million, $19.6 million and $4.7 million as of December 31, 2023, respectively.

During the three months ended June 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization as well as declines in some of the Company’s reporting units’ forecasts were triggering events that required the Company to perform a quantitative impairment analysis for all reporting units. Based on the analysis, the Company concluded the fair value of certain of its reporting units were less than their carrying value. As a result, the Company recorded non-cash goodwill impairment charges of $130.9 million within restructuring and impairment expenses on the consolidated statement of income. The impairment charges were $9.4 million for the Americas segment, $32.2 million for the Mainland China segment, $18.5 million for the Southeast Asia/Pacific segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $15.9 million for the BeautyBio reporting unit within the Rhyz other segment. As part of the Company’s impairment analysis, the fair values of the reporting units were determined using the income approach. The income approach used level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins, estimated future cash flows and discount rates.

The Manufacturing and Rhyz other reporting units’ fair values remain sensitive to unfavorable changes in assumptions utilized, including revenue growth rates, profitability margins, estimated future cash flows, and the discount rates that could result in impairment charges in a future period.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended June 30, 2024 and December 31, 2023 (U.S. dollars in thousands):

	June 30, 2024	December 31, 2023
Nu Skin
Americas	$—	$9,449
Mainland China	—	32,179
Southeast Asia/Pacific	—	18,537
Japan	—	16,019
South Korea	—	29,261
Europe & Africa	—	2,875
Hong Kong/Taiwan	—	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz other	21,010	36,939
Total	$99,885	$230,768

Accumulated impairment charges as of June 30, 2024 were $9.4 million for the Americas segment, $32.2 million for the Mainland China segment, $18.5 million for the Southeast Asia/Pacific segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $15.9 million for the Rhyz other segment. There were no accumulated impairment charges as of December 31, 2023.

Intangibles

The Company reviews long-lived assets for impairment when performance expectations, events or change in circumstances indicate that the assets’ carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the net undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset group.

During the second quarter of 2024, based on continued losses and change in forecasted losses associated with the BeautyBio retail asset group within the Rhyz other segment, the Company concluded that these factors were an interim triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the retail asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the retail asset group was impaired. The Company concluded the retail assets group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. The Company recorded an impairment charge of $10.1 million for its Rhyz other segment during the three months ended June 30, 2024 within restructuring and impairment expenses on the consolidated statement of income. The retail asset group has a remaining carrying of value of $2.3 million with a remaining amortization period of approximately 9 years.

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2024 and December 31, 2023:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2024(1)(2)	Balance as of December 31, 2023(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$370.0 million	$385.0 million	Variable 30 day: 7.44%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$90.0 million	$120.0 million	Variable 30 day: 7.44%	Revolving line of credit expires June 14, 2027.

(1)
As of June 30, 2024 and December 31, 2023, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $25.0 million, respectively, of the balance of its term loan under the Credit Agreement and $10.0 million and zero, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.7 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of June 30, 2024, the weighted-average remaining lease term was 7.0 and 3.3 years for operating and finance leases, respectively. As of June 30, 2024, the weighted-average discount rate was 3.7% and 3.7% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense
Operating lease cost	$5,873	$8,022	$11,939	$16,183
Variable lease cost	964	412	2,740	1,487
Finance lease expense
Amortization of right-of-use assets	725	1,603	1,483	2,603
Interest on lease liabilities	94	123	203	257
Total lease expense	$7,656	$10,160	$16,365	$20,530

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash outflow from operating leases	$12,515	$15,310
Operating cash outflow from finance leases	$204	$260
Financing cash outflow from finance leases	$1,560	$1,546
Right-of-use assets obtained in exchange for operating lease obligations	$14,595	$14,052
Right-of-use assets obtained in exchange for finance lease obligations	$10	$576

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2024	$12,332	$1,569
2025	20,230	2,891
2026	15,540	2,884
2027	11,810	2,811
2028	8,738	60
Thereafter	32,402	—
Total	101,052	10,215
Less: Finance charges	10,731	643
Total principal liability	$90,321	$9,572

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2024 and 2023, stock options of 1.7 million and 0.2 million, respectively, and for the six-month periods ended June 30, 2024 and 2023, stock options of 1.7 million and 0.2 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2024, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $3.0 million and $3.0 million were paid on March 6, 2024 and June 12, 2024, respectively, to stockholders of record on February 26, 2024 and May 31, 2024, respectively. In August 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 11, 2024 to stockholders of record on August 30, 2024.

Repurchase of common stock

During the three- and six-month periods ended June 30, 2024, the Company repurchased zero shares of its Class A common stock under its stock repurchase plan. As of June 30, 2024, $162.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$33,014	$—	$—	$33,014
Derivative financial instruments asset	—	10,124	—	10,124
Life insurance contracts	—	—	48,573	48,573
Contingent consideration	—	—	—	—
Total	$33,014	$10,124	$48,573	$91,711

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$42,916	$—	$—	$42,916
Derivative financial instruments asset	—	12,689	—	12,689
Life insurance contracts	—	—	45,041	45,041
Contingent consideration	—	—	(6,300)	(6,300)
Total	$42,916	$12,689	$38,741	$94,346

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$45,041	$40,055
Actual return on plan assets	3,532	3,990
Sales and settlements	—	(483)
Ending balance at June 30	$48,573	$43,562

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$(6,300)	$(6,364)
Changes in fair value of contingent consideration	—	18
Payments	6,300	—
Ending balance at June 30	$—	$(6,346)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of June 30, 2024 and December 31, 2023. During the three months ended September 30, 2021, the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision (benefit) for income taxes for the three- and six-month periods ended June 30, 2024 was $(13.4) million and $(11.8) million, compared to $10.2 million and $13.4 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2024, were 10.2% and 9.0% of pre-tax income compared to 27.5% and 26.0% in the prior-year periods. The decrease in effective tax rate for the second quarter and first six months of 2024 primarily reflects the impact of the second quarter 2024 goodwill impairment.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $108.3 million and $105.0 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2023, tax years through 2020 and 2022 have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2023 and 2024, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2020. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $2.0 to $3.0 million.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $9.4 million will be reclassified as a reduction to interest expense.

As of June 30, 2024 and December 31, 2023, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest Rate Swap - Asset	Prepaid expenses and other	$9,443	$8,955
Interest Rate Swap - Asset	Other assets	$681	$3,734

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	2024	2023	2024	2023
Interest Rate Swaps	$705	$3,868	$2,714	$3,058

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2024	2023	2024	2023
Interest Rate Swaps	Other expense, net	$2,636	$2,466	$5,279	$4,663

10.	Segment Information

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

Revenue by Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$84,935	$107,641	$159,966	$208,798
Mainland China	64,710	88,362	125,777	156,338
Southeast Asia/Pacific	60,341	63,764	120,406	131,574
Japan	42,587	50,862	86,823	103,468
South Korea	44,119	53,686	85,082	124,010
Europe & Africa	40,714	46,968	82,987	94,412
Hong Kong/Taiwan	33,846	37,108	64,312	71,656
Nu Skin other	(4)	597	668	482
Total Nu Skin	371,248	448,988	726,021	890,738
Rhyz Investments
Manufacturing (1)	51,473	45,551	101,775	81,318
Rhyz other	16,360	5,718	28,591	9,663
Total Rhyz Investments	67,833	51,269	130,366	90,981
Total	$439,081	$500,257	$856,387	$981,719

(1)
The Manufacturing segment had $9.0 million and $16.3 million of intersegment revenue for the three months ended June 30, 2024 and 2023, respectively, and $17.6 million and $28.1 million for the six months ended June 30, 2024 and 2023, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$17,379	$28,853	$32,355	$45,103
Mainland China	13,373	19,357	25,626	32,969
Southeast Asia/Pacific	10,706	11,396	21,790	23,867
Japan	11,704	12,508	23,710	25,416
South Korea	13,323	17,391	25,506	40,966
Europe & Africa	5,405	4,945	8,681	8,583
Hong Kong/Taiwan	8,414	10,148	15,781	17,982
Nu Skin contribution	80,304	104,598	153,449	194,886
Rhyz Investments
Manufacturing	1,757	4,218	3,724	2,845
Rhyz other	(5,473)	(3,392)	(11,415)	(5,352)
Rhyz Investments contribution	(3,716)	826	(7,691)	(2,507)
Total segment contribution	76,588	105,424	145,758	192,379
Corporate and other	(202,145)	(62,918)	(262,493)	(133,809)
Operating income	(125,557)	42,506	(116,735)	58,570
Interest expense	6,720	5,769	14,045	10,657
Other income, net	629	376	233	3,788
Income (loss) before provision for income taxes	$(131,648)	$37,113	$(130,547)	$51,701

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$93	$126	$198	$192
Mainland China	2,726	2,610	5,500	5,385
Southeast Asia/Pacific	174	276	423	556
Japan	71	94	152	1,148
South Korea	261	299	506	752
Europe & Africa	274	257	547	539
Hong Kong/Taiwan	318	822	897	1,275
Total Nu Skin	3,917	4,484	8,223	9,847
Rhyz Investments
Manufacturing	3,432	3,329	6,767	6,753
Rhyz other	1,966	1,176	3,852	1,768
Total Rhyz Investments	5,398	4,505	10,619	8,521
Corporate and other	8,288	8,175	17,198	15,779
Total	$17,603	$17,164	$36,040	$34,147

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$12	$91	$33	$191
Mainland China	1,578	4,734	4,267	8,769
Southeast Asia/Pacific	9	127	18	191
Japan	23	(2)	21	3
South Korea	—	7	22	161
Europe & Africa	124	157	289	276
Hong Kong/Taiwan	38	348	236	608
Total Nu Skin	1,784	5,462	4,886	10,199
Rhyz Investments
Manufacturing	1,115	4,216	2,464	5,697
Rhyz other	434	—	1,069	—
Total Rhyz Investments	1,549	4,216	3,533	5,697
Corporate and other	4,790	5,034	11,985	10,303
Total	$8,123	$14,712	$20,404	$26,199

11.	Commitments and Contingencies

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

In June 2023, the Company acquired 100 percent ownership in Beauty Biosciences, LLC (“BeautyBio”), making BeautyBio a wholly owned subsidiary of the Company. The acquisition expands the Company’s product and device offerings within its Rhyz segment. The purchase price for BeautyBio was $75.0 million, net of cash acquired of $1.5 million, all payable in cash. The Company allocated the gross purchase price of $76.5 million to the assets acquired and liabilities assumed at estimated fair values.  The estimated fair value of assets acquired included $43.0 million of intangible assets, $1.5 million of cash, $3.5 million of accounts receivable, $10.3 million of inventory, $0.8 million of prepaid and other assets, $1.0 million of fixed assets, $1.2 million of an ROU operating lease asset and corresponding lease liability, $2.5 million of accounts payable and accrued liabilities and also resulted in a deferred tax liability of $0.7 million. The excess purchase price over the aggregate fair value of assets acquired less liabilities assumed of $19.6 million was recorded as goodwill. The goodwill recognized was attributable primarily to expected synergies. None of the goodwill is expected to be deductible for income tax purposes. The intangible assets acquired comprised $18.4 million of customer relationships, $2.3 million of technology, $20.9 million of tradenames and $1.4 million of other intangibles. The intangibles were assigned useful lives of approximately 19 years for the technology and tradenames, approximately 9 years for the customer relationships and 3 years for the other intangibles. All the goodwill was assigned to our Rhyz Other segment. The numbers above are stated net of measurement period adjustments recorded during the fourth quarter of 2023 of $(1.2) million to accounts receivable, $(0.7) million of inventory, $(0.5) million of accrued liabilities, $0.7 million of deferred tax liability, $(0.3) of intangible assets and $2.4 million of goodwill. The allocation of the fair value of assets acquired and liabilities assumed for the acquisition was finalized during the three months ended March 31, 2024.

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the three and six months ended June 30, 2024, the Company included $4.4 million and $9.6 million, respectively, of revenue from these acquisitions. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2023, would have been $504.1 million and $990.0 million for the three and six months ended June 30, 2023, respectively.

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

In the fourth quarter of 2023, the Company adopted another strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions. The Company estimates total charges under the program will approximate $20.0 million in cash charges of severance, approximately $2.2 million in other cash charges and approximately $8.2 million in non-cash charges, including approximately $6.4 million in fixed asset impairments. The Company expects to substantially complete the program during the second half of 2024. During the fourth quarter of 2023, the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million. During the first quarter of 2024 the Company incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the first quarter of 2024, the Company made cash payments of $7.0 million, leaving an ending restructuring accrual of $8.8 million. During the second quarter of 2024, the Company incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million in other cash charges. In the second quarter of 2024, the Company incurred non-cash charges of $7.2 million, consisting of $6.4 million in fixed asset impairments and $0.8 million in other asset write-downs. During the second quarter of 2024, the Company made cash payments of $2.8 million, leaving an ending restructuring accrual of $7.1 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$267	$3,145	$598	$4,010
Mainland China	(162)	1,017	2,910	3,765
Southeast Asia/Pacific	190	307	862	1,359
Japan	—	24	—	24
Europe & Africa	414	677	554	1,645
South Korea	(134)	134	—	—
Hong Kong/Taiwan	(147)	357	432	642
Total Nu Skin	428	5,661	5,356	11,445
Rhyz Investments
Manufacturing	—	—	—	—
Rhyz other	40	—	—	40
Total Rhyz Investments	40	—	—	40
Corporate and other	7,896	1,473	4,647	14,016
Total	$8,364	$7,134	$10,003	$25,501

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth of our Rhyz business, acquisitions and the integration of acquired companies, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2023 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2023 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended June 30, 2024 decreased 12% to $439.1 million, compared to $500.3 million in the prior-year period, and revenue for the six-month period ended June 30, 2024 decreased 13% to $0.9 billion, compared to $1.0 billion in the prior-year period. Our revenue in the second quarter and first six months of 2024 was negatively impacted 4.2% and 4.0%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 14%, 17% and 16%, respectively, on a year-over-year basis.

The declines in our second quarter and first six months of 2024 revenue were largely driven by continued macroeconomic pressures we’ve been facing in our core Nu Skin segments, which has negatively impacted consumer spending and customer acquisition. The declines in our core Nu Skin segments were partially offset by 32.3% and 43.3% revenue growth for the second quarter and first half of 2024, respectively, in our Rhyz segments, partially from acquisitions in the second quarter of 2023 as well as organic growth. Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands. For our core Nu Skin segments, we remain optimistic for the remainder of the year with our third quarter Global Nu Skin L!VE, which was held in July 2024 in the United States for our Western markets and will be held in South Korea for our Eastern markets in September 2024.  In addition, we expect to start the launch process for MYND360, our new brand taking a holistic approach to support cognitive health, in the third quarter of 2024.

Earnings per share for the second quarter of 2024 decreased 541% to $(2.38), compared to $0.54 in the prior-year period. Earnings per share for the first six months of 2024 decreased 414% to $(2.39), compared to $0.76 in the prior-year period. The decrease in earnings per share for the second quarter and first six months of 2024 is primarily driven by second quarter of 2024 restructuring and impairment charges of $149.4 million, along with the overall decline in revenue.

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

The following table sets forth revenue for the three- and six-month periods ended June 30, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2024	2023	Change	Change(1)	2024	2023	Change	Change(1)

Nu Skin
Americas	$84,935	$107,641	(21.1)%	(15.1)%	$159,966	$208,798	(23.4)%	(17.5)%
Mainland China	64,710	88,362	(26.8)%	(24.5)%	125,777	156,338	(19.5)%	(16.5)%
Southeast Asia/Pacific	60,341	63,764	(5.4)%	(0.5)%	120,406	131,574	(8.5)%	(4.4)%
Japan	42,587	50,862	(16.3)%	(4.9)%	86,823	103,468	(16.1)%	(5.3)%
South Korea	44,119	53,686	(17.8)%	(14.3)%	85,082	124,010	(31.4)%	(28.5)%
Europe & Africa	40,714	46,968	(13.3)%	(12.3)%	82,987	94,412	(12.1)%	(12.1)%
Hong Kong/Taiwan	33,846	37,108	(8.8)%	(5.5)%	64,312	71,656	(10.2)%	(7.6)%
Nu Skin other	(4)	597	(100.7)%	(100.8)%	668	482	38.6%	38.6%
Total Nu Skin	371,248	448,988	(17.3)%	(12.6)%	726,021	890,738	(18.5)%	(14.1)%
Rhyz Investments
Manufacturing	51,473	45,551	13.0%	13.0%	101,775	81,318	25.2%	25.2%
Rhyz other	16,360	5,718	186.1%	186.1%	28,591	9,663	195.9%	195.9%
Total Rhyz Investments	67,833	51,269	32.3%	32.3%	130,366	90,981	43.3%	43.3%
Total	$439,081	$500,257	(12.2)%	(8.0)%	$856,387	$981,719	(12.8)%	(8.8)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and six-month periods ended June 30, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

Nu Skin
Americas	$17,379	$28,853	(40)%	$32,355	$45,103	(28)%
Mainland China	13,373	19,357	(31)%	25,626	32,969	(22)%
Southeast Asia/Pacific	10,706	11,396	(6)%	21,790	23,867	(9)%
Japan	11,704	12,508	(6)%	23,710	25,416	(7)%
South Korea	13,323	17,391	(23)%	25,506	40,966	(38)%
Europe & Africa	5,405	4,945	9%	8,681	8,583	1%
Hong Kong/Taiwan	8,414	10,148	(17)%	15,781	17,982	(12)%
Total Nu Skin	80,304	104,598	(23)%	153,449	194,886	(21)%
Rhyz Investments
Manufacturing	1,757	4,218	(58)%	3,724	2,845	31%
Rhyz other	(5,473)	(3,392)	(61)%	(11,415)	(5,352)	(113)%
Total Rhyz Investments	$(3,716)	$826	(550)%	$(7,691)	$(2,507)	(207)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended June 30, 2024 and 2023.

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

	Three Months Ended June 30,
	2024	2023	Change
Customers
Americas	226,626	263,138	(14)%
Mainland China	179,021	214,907	(17)%
Southeast Asia/Pacific	88,662	106,283	(17)%
Japan	109,357	112,484	(3)%
South Korea	99,358	112,019	(11)%
Europe & Africa	143,336	177,472	(19)%
Hong Kong/Taiwan	47,154	54,815	(14)%
Total Customers	893,514	1,041,118	(14)%
Paid Affiliates
Americas	29,531	36,048	(18)%
Mainland China	24,404	28,825	(15)%
Southeast Asia/Pacific(1)	29,701	32,769	(9)%
Japan(1)	21,575	36,765	(41)%
South Korea	22,116	23,012	(4)%
Europe & Africa	17,402	19,906	(13)%
Hong Kong/Taiwan	10,757	10,327	4%
Total Paid Affiliates	155,486	187,652	(17)%
Sales Leaders
Americas	6,070	7,872	(23)%
Mainland China	10,266	13,777	(25)%
Southeast Asia/Pacific	5,601	5,814	(4)%
Japan	6,116	5,853	4%
South Korea	4,689	5,784	(19)%
Europe & Africa	3,432	4,105	(16)%
Hong Kong/Taiwan	2,418	2,602	(7)%
Total Sales Leaders	38,592	45,807	(16)%

(1)
The June 30, 2024 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “Japan,” and “Southeast Asia/Pacific,” below. We plan to implement these changes in additional segments over the next several quarters.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The decline in revenue, Customers, Paid Affiliates and Sales Leaders in our Americas segment is attributable to the decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In connection with our transformation efforts, we experienced disruptions to our subscription sales in North America, which negatively impacted revenue. In the first quarter of 2024, we launched our new connected device, which generated approximately $21.7 million in revenue for the first half of 2024. In the third quarter of 2024 we expect to start the launch process for our new ageLOC TruFace Peptide Retinol Complex with advanced peptide technology. Our revenue for the second quarter and first half of 2024 was negatively impacted 6% by unfavorable foreign currency fluctuations.

The year-over-year decline in segment contribution for the second quarter of 2024 primarily reflects the decrease in revenue as well as 3.0 percentage point decline in gross margin, and a 4.7 percentage point increase in selling expenses partially offset by improvements in general and administrative expenses. The decline in gross margin for the second quarter of 2024 is primarily attributable to sales promotions during the quarter as well as sales mix.  The increase in selling expenses for the second quarter of 2024 is primarily from sales mix, as our products have differing commission percentages assigned to them. The year-over-year decline in segment contribution for the first half of 2024 primarily reflects the decrease in revenue as well as a 2.5 percentage point increase in selling expenses, primarily from sales mix as well as increased pressure from our recent incentive programs.

Mainland China.  Our Mainland China market continued to be challenged during the second quarter and first half of 2024, with ongoing macroeconomic factors and the associated decrease in consumer spending leading to declines in revenue. We anticipate issues related to the current Chinese-American relations and regulatory pressures as well as deflationary and other economic challenges persisting as the economy works to recover.

The year-over-year decrease in segment contribution for the second quarter and first half of 2024 primarily reflects lower revenue.  In addition, our segment contribution was impacted by a 2.7 percentage point and 2.6 percentage point decrease in gross margin for the second quarter and first half of 2024, respectively, attributable to increased sales promotions as well as pressure from the new manufacturing plant that went live in the fourth quarter of 2023. Our segment contribution was also impacted by a 2.7 percentage point and 2.5 percentage point increase in selling expenses as a percent of revenue for the second quarter and first half of 2024, respectively, from increased transitional sales force incentives.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2024 is partially attributable to slowing momentum from the general macroeconomic factors in the markets along with price increases that we implemented in 2022 and 2023 to address inflation. During the second quarter of 2024, we began to see year-over-year improvements in many of our markets, but our Indonesia market remains challenging. Our revenue for the second quarter and first half of 2024 was negatively impacted 5% and 4%, respectively, by unfavorable foreign currency fluctuations. Our Paid Affiliates were negatively impacted by a change in eligibility requirements in our Pacific markets for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately one thousand Paid Affiliates for the three months ended June 30, 2024.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue.

Japan. The decline in revenue is primarily attributable to an 11.3% and 10.8% negative impact from unfavorable foreign-currency fluctuations for the second quarter and first half of 2024, respectively. The increase in Sales Leaders is primarily from a modification we made to the compensation plan starting in the second quarter of 2023. Our Paid Affiliates were negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 14 thousand Paid Affiliates for the three months ended June 30, 2024.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a decline in general and administrative expenses attributable to savings from our restructuring plan.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2024.

The year-over-year decline in segment contribution for the second quarter of 2024 primarily reflects the decline in revenue, as well as a 2.0 percentage point increase in selling expenses, attributable to our recent incentive programs, partially offset a decrease in general and administrative expense.  For the first half of 2024 the decline in segment contribution is primarily from the decline in revenue, as well as a 1.7 percentage point decline in gross margin, primarily from increased inventory write-offs in the first quarter associated with the decline in revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the softening of momentum, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers for the second quarter and first half of 2024.

The year-over-year increase in segment contribution for the second quarter and first half of 2024 is primarily from declines in selling expenses for the second quarter, primarily from sales mix, as our products have differing commission percentages assigned to them and decline in general and administrative expenses from the restructuring efforts.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the second quarter and first half of 2024 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. In addition, we experienced some pressures with the introduction of new technology in Taiwan. The increase in Paid Affiliates for the second quarter of 2024 is primarily attributable to recent incentive programs aimed at driving increased affiliates.

The decline in segment contribution was primarily driven by the decline in revenue, partially offset by savings recognized in general and administrative expenses from our previous restructuring activities.

Manufacturing. Our Manufacturing segment revenue increased 13.0% and 25.2% for the second quarter and first half of 2024, respectively, primarily driven by our Wasatch Manufacturing entity. During the second quarter of 2024 and first half of 2024, Wasatch revenue increased 29.6% and 47.1%, respectively, primarily from onboarding new customers and continued automation efforts to increase efficiencies and capacity.

The decrease in segment contribution for the second quarter is primarily from the decline in revenue at some of our manufacturing entities.  The increase in segment contribution for the first half of 2024 is primarily from the increased revenue.

Rhyz Other.  The increase in revenue of our Rhyz other segment is partially driven by 146.8% and 115.4% growth at our Mavely entity, for the second quarter and first half of 2024.

The decline in segment contribution is primarily from the companies we acquired in the second quarter of 2023, which we are continuing to invest in to enable future growth, as well as the impacts of purchase accounting, which resulted in $0.8 million and $2.1 million of incremental amortization of intangible assets for the second quarter and first half of 2024. This was partially offset by improving profitability at our Mavely entity.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2024 decreased 12% to $439.1 million, compared to $500.3 million in the prior-year period. Revenue for the six-month period ended June 30, 2024 decreased 13% to $0.9 billion compared to $1.0 billion. Our reported revenue was negatively impacted 4.2% and 4.0% from foreign-currency fluctuations for the three- and six-month periods ended June 30, 2024, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 70.0% for the second quarter of 2024, compared to 72.9% for the prior-year period, and 70.2% for the first six months of 2024, compared to 72.6% for the prior-year period.  Gross profit as a percentage of revenue for our core Nu Skin segments decreased 1.1 percentage points to 76.1% for the second quarter of 2024 and decreased 0.3 percentage points to 76.5% for the first six months of 2024. The second quarter of 2024 decline in our core Nu Skin segments gross margin is primarily attributable to sales promotions in our Americas and Mainland China segments during the quarter. Our gross margin for the three- and six-month periods ended June 30, 2024, was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the three- and six-month periods ended June 30, 2023 than in the prior-year periods.

Selling expenses

Selling expenses as a percentage of revenue increased to 37.7% for the second quarter of 2024, compared to 37.0% for the prior year period, and decreased to 37.3% for the first six months of 2024, compared to 38.0% for the prior-year period. Core Nu Skin segments selling expenses as a percentage of revenue increased 2.0 percentage points to 42.2% for the second quarter of 2024 and increased 1.0 percentage points to 42.0% for the first six months of 2024. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. The increases in our selling expenses for the second quarter and first six months of 2024 also reflect changing market revenue mix and increased sales incentives. In the third quarter of 2024, we are holding our global Nu Skin L!VE event with an east L!VE in South Korea and a west L!VE in the United States.  As a result of the global L!VE events we are anticipating an increase in selling expense as a percentage of revenue for the third quarter of 2024.

General and administrative expenses

General and administrative expenses decreased to $117.9 million in the second quarter of 2024, compared to $137.0 million in the prior-year period and decreased to $242.5 million in the first six months of 2024, compared to $270.9 million in the prior-year period. The $19.1 million decrease for the second quarter of 2024 and $28.4 million decrease for the first six months of 2024 was primarily from contraction in labor expense and occupancy related expenses, both attributable to our ongoing restructuring efforts in which we reduced our physical footprint and reduced our headcount. General and administrative expenses as a percentage of revenue decreased to 26.9% for the second quarter of 2024, from 27.4% for the prior-year period, and increased to 28.3% for the first six months of 2024, from 27.6% for the prior-year period.

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

In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions. We estimate total charges under the program will approximate $20.0 million in cash charges of severance, approximately $2.2 million in other cash charges and approximately $8.2 million in non-cash charges, including approximately $6.4 million in fixed asset impairments. We expect to substantially complete the program during the second half of 2024. The program may expand as we continue to evaluate our business, including our product portfolio, global processes and organization, and operational footprint. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the second quarter of 2024, we incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million on other cash charges, and non-cash charges of $7.2 million in write-down of assets.

During the three months ended June 30, 2024, we determined that the continued decline in our stock price and corresponding market capitalization as well as declines in some of our reporting units’ forecasts were triggering events that required us to perform a quantitative impairment analysis. When we performed an impairment test during the second quarter of 2024, we concluded that the estimated fair value of Americas, Mainland China, Southeast Asia/Pacific, Japan, South Korea, Europe & Africa, Hong Kong/Taiwan and our BeautyBio reporting units were less than their carrying value of equity as June 30, 2024. As a result, we recorded a non-cash goodwill impairment charge of $130.9 million in the second quarter of 2024.

In addition, during the three months ended June 30, 2024, we determined that the current operating losses and decline in forecasted losses associated with our BeautyBio retail asset group were an interim triggering event that required us to perform an interim impairment analysis on our BeautyBio retail asset group. We assessed the recoverability of the related asset group comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated. The recoverability test indicated the retail asset group was impaired. We concluded the carrying value of the retail asset group exceeded the estimated fair value which resulted in an impairment charge of $10.1 million in our Rhyz other segment.

Interest expense

Interest expense increased to $6.7 million in the second quarter of 2024, compared to $5.8 million in the prior-year period. and $14.0 million for the first six months of 2024 compared to $10.7 million for the prior-year period. The increases in interest expense were primarily due to an increase in borrowings on our revolving credit facility.

Other income (expense), net

Other income (expense), net was $0.6 million for the second quarter of 2024 compared to $0.4 million for the prior-year period and $0.2 million for the first six months of 2024 compared to $3.8 million for the prior-year period. The decrease in other expense for the six-month period ended June 30, 2024 expense is primarily from the impact of foreign currency fluctuations on the valuation of our intercompany receivables/payables.

Provision for income taxes

Provision (benefit) for income taxes for the three- and six-month periods ended June 30, 2024 was $(13.4) million and $(11.8) million, respectively, compared to $10.2 million and $13.4 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2024 were 10.2% and 9.0% of pre-tax income compared, respectively, to 27.5% and 26.0% in the prior-year periods. The decrease in effective tax rate for the second quarter and first six months of 2024 primarily reflects the impact of the second quarter of 2024 goodwill impairment.

Net income (loss)

As a result of the foregoing factors, net income (loss) for the second quarter of 2024 was $(118.3) million, compared to $26.9 million in the prior-year period. Net income (loss) for the first six months of 2024 was $(118.8) million, compared to $38.3 million for the first six months of 2023.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2024, we generated $54.5 million in cash from operations, compared to $13.4 million during the prior-year period. The increase in cash flow from operations primarily reflects less inventory purchases compared to the first half of 2023, as we work to right size our balance sheet following the decline in revenue, partially offset by an increase in cash expenditures for the second quarter of 2024. Cash and cash equivalents, including current investments, as of June 30, 2024 and December 31, 2023 were $232.9 million and $267.8 million, respectively, with the decrease being driven by our quarterly debt payments, $30.0 million paid on our revolving credit facility and capital expenditures, as discussed below, partially offset by $54.5 million in cash from operations.

Working capital. As of June 30, 2024, working capital was $345.8 million, compared to $373.0 million as of December 31, 2023. Our decline in working capital is primarily attributable to the decline in cash as discussed above and a lower inventory balance partially offset by an increase in prepaid expenses primarily associated with corporate income tax payments.

Capital expenditures. Capital expenditures for the six months ended June 30, 2024 were $20.4 million. We expect that our capital expenditures in 2024 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $40–60 million for 2024.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2024 and December 31, 2023, we had $90.0 million and $120.0 million of outstanding borrowings under our revolving credit facility, and $370.0 million and $385.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.7 million and $2.0 million as of June 30, 2024 and December 31, 2023, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2024, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of June 30, 2024, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the second quarter of  2024 and 2023 we repurchased no shares of our Class A common stock under the plan. As of June 30, 2024, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and May 2024, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 and $3.0 million were paid on March 6, 2024 and June 12, 2024 to stockholders of record on February 26, 2024 and May 31, 2024. In August 2024, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 11, 2024 to stockholders of record on August 30, 2024. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2024 and December 31, 2023, we held $232.9 million and $267.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $170.1 million and $213.7 million as of June 30, 2024 and December 31, 2023, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2024, we had $26.9 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of June 30, 2024 and December 31, 2023, we had $18.6 million and $17.7 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

During the three months ended June 30, 2024, we determined that the continued decline in our stock price and corresponding decrease in market capitalization as well as declines in some of our reporting units’ forecasts were triggering events that required us to perform a quantitative impairment analysis. Based on the analysis, we concluded that the estimated fair value of Americas, Mainland China, Southeast Asia/Pacific, Japan, South Korea, Europe & Africa, Hong Kong/Taiwan and our BeautyBio reporting units were less than their carrying value of equity as June 30, 2024. As a result, we recorded a non-cash goodwill impairment charge of $130.9 million in the second quarter of 2024.

Our revenue and profitability forecasts used in the goodwill impairment assessments considered recent and historical performance, strategic initiatives, industry trends and macroeconomic factors. Assumptions used in the valuations were similar to those that would be used by market participants performing independent valuations of the business.

Key assumptions developed by management and used in the quantitative analyses:

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

Our BeautyBio reporting unit remains sensitive to future increases in discount rates and changes in our forecast. We performed a sensitivity analysis on the impairment model used to test the manufacturing and Rhyz other reporting units’ goodwill. In doing so, we determined that individual changes of a 5% reduction in our annual earnings before interest and tax, or a 40 basis point increase in the discount rate used in the discounted cash flow models did not cause the estimated fair values of the reporting units to decline below their carrying value. We made our estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. Although we believe the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that the assumptions and conclusions regarding impairment or recoverability of our reporting units’ goodwill could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill impairment testing will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and profitability. A future impairment charge to our reporting units’ goodwill could have a material effect on the consolidated financial position and results of operations.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2024, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and six-month periods ended June 30, 2024 and 2023.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2024 and 2023, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2024, and 2023 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2023 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2024	—	$—	—	$162.4
May 1 - 31, 2024	—	—	—	$162.4
June 1 - 30, 2024	—	—	—	$162.4
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description

10.1	Nu Skin Enterprises, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2024).
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2024

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)