Form 10-Q
period 2024-09-30
NU SKIN ENTERPRISES, INC.
filed 2024-11-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 31, 2024, 49,711,020 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2024

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$227,751	$256,057
Current investments	10,077	11,759
Accounts receivable, net	68,812	72,879
Inventories, net	247,789	279,978
Prepaid expenses and other	98,942	81,198
Total current assets	653,371	701,871

Property and equipment, net	410,673	432,965
Operating lease right-of-use assets	85,550	90,107
Goodwill	99,885	230,768
Other intangible assets, net	85,266	105,309
Other assets	248,150	245,443
Total assets	$1,582,895	$1,806,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,736	$43,505
Accrued expenses	246,615	260,366
Current portion of long-term debt	60,000	25,000
Total current liabilities	339,351	328,871

Operating lease liabilities	68,351	70,943
Long-term debt	373,470	478,040
Other liabilities	94,848	106,641
Total liabilities	876,020	984,495

Commitments and contingencies (Notes 5 and 11)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	624,665	621,853
Treasury stock, at cost – 40.9 million and 41.1 million shares	(1,563,878)	(1,570,440)
Accumulated other comprehensive loss	(105,040)	(100,006)
Retained earnings	1,751,037	1,870,470
Total stockholders’ equity	706,875	821,968
Total liabilities and stockholders’ equity	$1,582,895	$1,806,463

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$430,145	$498,772	$1,286,532	$1,480,491
Cost of sales	128,682	206,505	383,828	475,635
Gross profit	301,463	292,267	902,704	1,004,856

Operating expenses:
Selling expenses	167,612	187,750	486,617	561,039
General and administrative expenses	115,620	130,882	358,107	401,825
Restructuring and impairment expenses	—	—	156,484	9,787
Total operating expenses	283,232	318,632	1,001,208	972,651

Operating income (loss)	18,231	(26,365)	(98,504)	32,205
Interest expense	6,500	7,535	20,545	18,192
Other income (expense), net	1,567	(551)	1,800	3,237

Income (loss) before provision for income taxes	13,298	(34,451)	(117,249)	17,250
Provision (benefit) for income taxes	4,996	2,504	(6,760)	15,937

Net income (loss)	$8,302	$(36,955)	$(110,489)	$1,313

Net income (loss) per share (Note 6):
Basic	$0.17	$(0.74)	$(2.23)	$0.03
Diluted	$0.17	$(0.74)	$(2.23)	$0.03

Weighted-average common shares outstanding (000s):
Basic	49,707	49,859	49,645	49,812
Diluted	49,733	49,859	49,645	50,029

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$8,302	$(36,955)	$(110,489)	$1,313

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of zero for the three months ended September 30, 2024 and 2023, and zero and $(68) for the nine months ended September 30, 2024 and 2023, respectively	14,985	(6,518)	6	(20,196)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $262 and $(328) for the three months ended September 30, 2024 and 2023, respectively and $(325) and $(990) for the nine months ended September 30, 2024 and 2023, respectively	(949)	1,187	1,178	3,583
Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $574 and $569 for the three months ended September 30, 2024 and 2023, respectively and $1,716 and $1,577 for the nine months ended September 30, 2024 and 2023, respectively	(2,081)	(2,059)	(6,218)	(5,714)
	11,955	(7,390)	(5,034)	(22,327)
Comprehensive income (loss)	$20,257	$(44,345)	$(115,523)	$(21,014)

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

Net income	—	—	—	—	8,302	8,302
Other comprehensive income, net of tax	—	—	—	11,955	—	11,955
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(265)	212	—	—	(53)
Stock-based compensation	—	3,490	—	—	—	3,490
Cash dividends	—	—	—	—	(2,983)	(2,983)
Balance at September 30, 2024	$91	$624,665	$(1,563,878)	$(105,040)	$1,751,037	$706,875

	For the Three Months Ended September 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2023	$91	$615,579	$(1,557,777)	$(101,446)	$1,938,898	$895,345

Net loss	—	—	—	—	(36,955)	(36,955)
Other comprehensive loss, net of tax	—	—	—	(7,390)	—	(7,390)
Repurchase of Class A common stock (Note 6)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(111)	70	—	—	(41)
Stock-based compensation	—	3,725	—	—	—	3,725
Cash dividends	—	—	—	—	(19,486)	(19,486)
Balance at September 30, 2023	$91	$619,193	$(1,570,718)	$(108,836)	$1,882,457	$822,187

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net loss	—	—	—	—	(110,489)	(110,489)
Other comprehensive loss, net of tax	—	—	—	(5,034)	—	(5,034)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,566)	6,562	—	—	(2,004)
Stock-based compensation	—	11,378	—	—	—	11,378
Cash dividends	—	—	—	—	(8,944)	(8,944)
Balance at September 30, 2024	$91	$624,665	$(1,563,878)	$(105,040)	$1,751,037	$706,875

	For the Nine Months Ended September 30, 2023
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	1,313	1,313
Other comprehensive loss, net of tax	—	—	—	(22,327)	—	(22,327)
Repurchase of Class A common stock (Note 6)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(6,613)	11,354	—	—	4,741
Stock-based compensation	—	12,528	—	—	—	12,528
Cash dividends	—	—	—	—	(58,353)	(58,353)
Balance at September 30, 2023	$91	$619,193	$(1,570,718)	$(108,836)	$1,882,457	$822,187

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(110,489)	$1,313
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Impairment of goodwill, fixed assets and other intangibles	147,350	—
Depreciation and amortization	53,361	52,339
Non-cash lease expense	23,644	24,967
Stock-based compensation	11,378	12,528
Inventory write-down	5,104	83,642
Foreign currency losses	2,238	169
(Gain) loss on disposal of assets	(337)	626
Deferred taxes	(7,625)	(9,969)
Changes in operating assets and liabilities:
Accounts receivable, net	5,074	(27,829)
Inventories, net	24,948	(25,901)
Prepaid expenses and other	(21,174)	4,227
Other assets	(4,061)	(432)
Accounts payable	(10,556)	(4,667)
Accrued expenses	(19,032)	(43,062)
Other liabilities	(13,866)	(3,479)
Net cash provided by operating activities	85,957	64,472

Cash flows from investing activities:
Purchases of property and equipment	(29,000)	(38,105)
Proceeds on investment sales	18,378	13,160
Purchases of investments	(13,718)	(16,883)
Acquisitions (net of cash acquired)	—	(77,275)
Net cash used in investing activities	(24,340)	(119,103)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,004)	4,741
Payment of cash dividends	(8,944)	(58,353)
Repurchase of shares of common stock	—	(13,011)
Finance lease principal payments	(2,302)	(2,382)
Contingent consideration payments	(6,300)	—
Payments of debt	(85,000)	(10,000)
Proceeds from debt	15,000	110,000
Net cash (used in) / provided by financing activities	(89,550)	30,995

Effect of exchange rate changes on cash	(373)	(7,775)

Net decrease in cash and cash equivalents	(28,306)	(31,411)

Cash and cash equivalents, beginning of period	256,057	264,725

Cash and cash equivalents, end of period	$227,751	$233,314

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2024, and for the three- and nine-month periods ended September 30, 2024 and 2023. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2023 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in the update and existing segment disclosures in Topic 280. This amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. Early adoption is permitted. While the Company will adopt this standard with its fiscal 2024 annual filing. The Company does not expect the adoption of this guidance to have a material impact on its financial position, results of operations or cash flows, the Company will be required to provide enhanced segment disclosures beginning in the Annual Report for the fiscal year ended December 31, 2024 and subsequent interim periods.

Reclassifications

Certain prior period amounts have been reclassified to conform with current presentation. The Company reclassified $7.5 million and $18.2 million of interest expense from other income (expense), net to the interest expense line on the consolidated statement of income for the third quarter and first nine months of 2023, respectively. The reclassification had no impact on net income for the third quarter and first nine months of 2023.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$129,459	$140,133
Finished goods	118,330	139,845
Total Inventory, net	$247,789	$279,978

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$70,283	$41,017	$83,378	$37,267
Additions	1,584	68,563	5,104	83,642
Write-offs	(8,359)	(7,347)	(24,974)	(18,676)
Ending Balance	$63,508	$102,233	$63,508	$102,233

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2024 and December 31, 2023 was $11.5 million and $12.6 million, respectively. The contract liabilities impact to revenue for the three-month periods ended September 30, 2024 and 2023 was an increase of $0.3 million and an increase of $0.8 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2024, and 2023 was an increase of $1.1 million and an increase of $6.8 million, respectively.

3.	Goodwill and Intangibles

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz other. The Rhyz other segment is made up of three reporting units, which had goodwill of $12.6 million, $3.7 million and $4.7 million as of September 30, 2024, and $12.6 million, $19.6 million and $4.7 million as of December 31, 2023, respectively.

During the three months ended June 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization as well as declines in some of the Company’s reporting units’ forecasts were triggering events that required the Company to perform a quantitative impairment analysis for all reporting units. Based on the analysis, the Company concluded the fair values of certain of its reporting units were less than their carrying values. As a result, the Company recorded non-cash goodwill impairment charges of $130.9 million within restructuring and impairment expenses on the consolidated statement of income during the three months ended June 30, 2024. The impairment charges were $9.4 million for the Americas segment, $32.2 million for the Mainland China segment, $18.5 million for the Southeast Asia/Pacific segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $15.9 million for the BeautyBio reporting unit within the Rhyz other segment. As part of the Company’s impairment analysis, the fair values of the reporting units were determined using the income approach. The income approach used level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins, estimated future cash flows and discount rates.

During the three months ended September 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization was a triggering event that required the Company to perform a quantitative impairment analysis for the Manufacturing and Rhyz other reporting units. Based on the analysis, the Company concluded the fair value of the Manufacturing and Rhyz other reporting units were in excess of their carrying amounts and no impairment charge was required.  For goodwill, the estimated fair value of Manufacturing and Rhyz other reporting units exceeded the carrying value by approximately 2% - 8%; therefore, the reporting units are considered to be at risk of future impairment. The Manufacturing and Rhyz other reporting units’ fair values remain sensitive to unfavorable changes in assumptions utilized in the income approach, including revenue growth rates, profitability margins, estimated future cash flows, and the discount rates that could result in impairment charges in a future period.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended September 30, 2024 and December 31, 2023 (U.S. dollars in thousands):

	September 30, 2024	December 31, 2023
Nu Skin
Americas	$—	$9,449
Southeast Asia/Pacific	—	18,537
Mainland China	—	32,179
Japan	—	16,019
South Korea	—	29,261
Europe & Africa	—	2,875
Hong Kong/Taiwan	—	6,634
Rhyz Investments
Manufacturing	78,875	78,875
Rhyz other	21,010	36,939
Total	$99,885	$230,768

Accumulated impairment charges as of September 30, 2024 were $9.4 million for the Americas segment, $18.5 million for the Southeast Asia/Pacific segment, $32.2 million for the Mainland China segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $15.9 million for the Rhyz other segment. There were no accumulated impairment charges as of December 31, 2023.

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

During the second quarter of 2024, based on continued losses and change in forecasted losses associated with the BeautyBio retail asset group within the Rhyz other segment, the Company concluded that these factors were an interim triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the retail asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the retail asset group was impaired. The Company concluded the retail asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. The Company recorded an impairment charge of $10.1 million for its Rhyz other segment during the three months ended June 30, 2024 within restructuring and impairment expenses on the consolidated statement of income. The retail asset group has a remaining carrying value of $2.3 million with a remaining amortization period of approximately 9 years.

4.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2024 and December 31, 2023:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2024(1)(2)	Balance as of December 31, 2023(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$365.0 million	$385.0 million	Variable 30 day: 7.20%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$70.0 million	$120.0 million	Variable 30 day: 7.20%	Revolving line of credit expires June 14, 2027.

(1)
As of September 30, 2024 and December 31, 2023, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $25.0 million, respectively, of the balance of its term loan under the Credit Agreement and $40.0 million and zero, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.5 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively, related to the Credit Agreement, which are not reflected in this table.

5.	Leases

As of September 30, 2024, the weighted-average remaining lease term was 6.9 and 3.1 years for operating and finance leases, respectively. As of September 30, 2024, the weighted-average discount rate was 3.6% and 3.7% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense
Operating lease cost	$5,953	$6,762	$17,892	$22,945
Variable lease cost	1,961	1,923	4,701	3,410
Finance lease expense
Amortization of right-of-use assets	700	1,240	2,183	3,843
Interest on lease liabilities	86	123	289	380
Total lease expense	$8,700	$10,048	$25,065	$30,578

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash outflow from operating leases	$19,103	$21,975
Operating cash outflow from finance leases	$295	$360
Financing cash outflow from finance leases	$2,302	$2,382
Right-of-use assets obtained in exchange for operating lease obligations	$14,914	$14,351
Right-of-use assets obtained in exchange for finance lease obligations	$10	$782

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2024	$6,371	$733
2025	21,164	2,822
2026	16,202	2,817
2027	12,304	2,795
2028	9,112	736
Thereafter	32,953	—
Total	98,106	9,903
Less: Finance charges	10,072	612
Total principal liability	$88,034	$9,291

The Company has additional lease liabilities of $0.1 million which have not yet commenced as of September 30, 2024, and as such, have not been recognized on the consolidated balance sheets.

6.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2024 and 2023, stock options of 2.3 million and 2.1 million, respectively, and for the nine-month periods ended September 30, 2024 and 2023, stock options of 1.5 million and 1.3 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May and August 2024, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $3.0 million were paid on March 6, 2024, June 12, 2024 and September 11, 2024, respectively, to stockholders of record on February 26, 2024, May 31, 2024 and August 30, 2024, respectively. In November 2024, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 11, 2024 to stockholders of record on November 29, 2024.

Repurchase of common stock

During the three- and nine-month periods ended September 30, 2024, the Company repurchased zero shares of its Class A common stock under its stock repurchase plan. As of September 30, 2024, $162.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$29,539	$—	$—	$29,539
Derivative financial instruments asset	—	6,258	—	6,258
Life insurance contracts	—	—	43,994	43,994
Contingent consideration	—	—	—	—
Total	$29,539	$6,258	$43,994	$79,791

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$42,916	$—	$—	$42,916
Derivative financial instruments asset	—	12,689	—	12,689
Life insurance contracts	—	—	45,041	45,041
Contingent consideration	—	—	(6,300)	(6,300)
Total	$42,916	$12,689	$38,741	$94,346

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$45,041	$40,055
Actual return on plan assets	6,153	2,341
Sales and settlements	(7,200)	(483)
Ending balance at September 30	$43,994	$41,913

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$(6,300)	$(6,364)
Changes in fair value of contingent consideration	—	(58)
Payments	6,300	—
Ending balance at September 30	$—	$(6,422)

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million at each of September 30, 2024 and December 31, 2023. During the three months ended September 30, 2021, the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The third quarter of 2021 gain was recorded within Other income (expense), net on the Consolidated Statement of Income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a Level 3 fair value measurement.

8.	Income Taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2024 was $5.0 million and $(6.8) million, compared to $2.5 million and $15.9 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2024, were 37.6% and 5.8% of pre-tax income compared to (7.3)% and 92.4% in the prior-year periods.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $115.3 million and $105.0 million as of September 30, 2024 and December 31, 2023, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2023. If the amount designated as indefinitely reinvested as of December 31, 2023 were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $6.3 million will be reclassified as a reduction to interest expense.

As of September 30, 2024 and December 31, 2023, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest Rate Swap - Asset	Prepaid expenses and other	$6,258	$8,955
Interest Rate Swap - Asset	Other assets	$—	$3,734

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	2024	2023	2024	2023
Interest Rate Swaps	$(1,211)	$1,515	$1,503	$4,573

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2024	2023	2024	2023
Interest Rate Swaps	Other expense, net	$2,655	$2,628	$7,934	$7,291

10.	Segment Information

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

Revenue by Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$77,194	$91,671	$237,160	$300,469
Southeast Asia/Pacific	59,515	68,743	179,921	200,317
Mainland China	53,020	70,225	178,797	226,563
Japan	47,222	53,399	134,045	156,867
South Korea	45,201	63,709	130,283	187,719
Europe & Africa	38,577	50,048	121,564	144,460
Hong Kong/Taiwan	33,749	40,724	98,061	112,380
Nu Skin other	2,518	(274)	3,186	208
Total Nu Skin	356,996	438,245	1,083,017	1,328,983
Rhyz Investments
Manufacturing (1)	51,773	49,714	153,548	131,032
Rhyz other	21,376	10,813	49,967	20,476
Total Rhyz Investments	73,149	60,527	203,515	151,508
Total	$430,145	$498,772	$1,286,532	$1,480,491

(1)
The Manufacturing segment had $10.9 million and $16.2 million of intersegment revenue for the three months ended September 30, 2024 and 2023, respectively, and $28.5 million and $44.3 million for the nine months ended September 30, 2024 and 2023, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

Segment Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$15,881	$16,627	$48,236	$61,730
Southeast Asia/Pacific	9,997	13,190	31,787	37,057
Mainland China	7,277	15,223	32,903	48,192
Japan	13,491	14,617	37,201	40,033
South Korea	14,283	19,433	39,789	60,399
Europe & Africa	5,193	6,562	13,874	15,145
Hong Kong/Taiwan	9,225	10,146	25,006	28,128
Nu Skin contribution	75,347	95,798	228,796	290,684
Rhyz Investments
Manufacturing	542	4,838	4,266	7,683
Rhyz other	(2,923)	(5,966)	(14,338)	(11,318)
Rhyz Investments contribution	(2,381)	(1,128)	(10,072)	(3,635)
Total segment contribution	72,966	94,670	218,724	287,049
Corporate and other	(54,735)	(121,035)	(317,228)	(254,844)
Operating income	18,231	(26,365)	(98,504)	32,205
Interest expense	6,500	7,535	20,545	18,192
Other income, net	1,567	(551)	1,800	3,237
Income (loss) before provision for income taxes	$13,298	$(34,451)	$(117,249)	$17,250

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$85	$115	$283	$307
Southeast Asia/Pacific	227	257	650	813
Mainland China	2,697	2,742	8,197	8,127
Japan	65	93	217	1,241
South Korea	256	310	762	1,062
Europe & Africa	283	271	830	810
Hong Kong/Taiwan	451	715	1,348	1,990
Total Nu Skin	4,064	4,503	12,287	14,350
Rhyz Investments
Manufacturing	3,460	3,297	10,227	10,050
Rhyz other	1,679	2,048	5,531	3,816
Total Rhyz Investments	5,139	5,345	15,758	13,866
Corporate and other	8,118	8,344	25,316	24,123
Total	$17,321	$18,192	$53,361	$52,339

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2024	2023	2024	2023
Nu Skin
Americas	$38	$18	$71	$209
Southeast Asia/Pacific	7	130	25	321
Mainland China	690	3,496	4,957	12,265
Japan	101	81	122	84
South Korea	7	361	29	522
Europe & Africa	97	46	386	322
Hong Kong/Taiwan	174	90	410	698
Total Nu Skin	1,114	4,222	6,000	14,421
Rhyz Investments
Manufacturing	1,209	2,621	3,673	8,318
Rhyz other	490	20	1,559	20
Total Rhyz Investments	1,699	2,641	5,232	8,338
Corporate and other	5,783	5,043	17,768	15,346
Total	$8,596	$11,906	$29,000	$38,105

11.	Commitments and Contingencies

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

The financial results of LifeDNA and BeautyBio are included in the Rhyz other segment from the date of acquisition. For the three and nine months ended September 30, 2024, the Company included $3.0 million and $12.6 million, respectively, of revenue from these acquisitions. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2023, would have been $1,489.1 million for the nine months ended September 30, 2023, respectively.

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

Restructuring expense by segment - 2022 Plan

(U.S. dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Total
Nu Skin
Americas	$918	$1,687	$2,605
Southeast Asia/Pacific	131	1,809	1,940
Mainland China	1,352	13,181	14,533
Japan	1,515	699	2,214
South Korea	422	1,533	1,955
Europe & Africa	(113)	2,143	2,030
Hong Kong/Taiwan	(201)	2,464	2,263
Total Nu Skin	4,024	23,516	27,540
Rhyz Investments
Manufacturing	13	401	414
Rhyz other	—	—	—
Total Rhyz Investments	13	401	414
Corporate and other	5,750	19,577	25,327
Total	$9,787	$43,494	$53,281

In the fourth quarter of 2023, the Company adopted another strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions. The Company estimates total charges under the program will approximate $30–35 million in cash charges of severance, approximately $2.2 million in other cash charges and approximately $8.2 million in non-cash charges, including approximately $6.4 million in fixed asset impairments. The Company expects to substantially complete the program during the second half of 2024. During the fourth quarter of 2023, the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million. During the first quarter of 2024, the Company incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the first quarter of 2024, the Company made cash payments of $7.0 million, leaving an ending restructuring accrual of $8.8 million. During the second quarter of 2024, the Company incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million in other cash charges. In the second quarter of 2024, the Company incurred non-cash charges of $7.2 million, consisting of $6.4 million in fixed asset impairments and $0.8 million in other asset write-downs. During the second quarter of 2024, the Company made cash payments of $2.8 million, leaving an ending restructuring accrual of $7.1 million. During the third quarter of 2024, the Company incurred no additional charges and made cash payments of $3.9 leaving an ending restructuring accrual of $3.2 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$267	$3,145	$598	$4,010
Southeast Asia/Pacific	190	307	862	1,359
Mainland China	(162)	1,017	2,910	3,765
Japan	—	24	—	24
South Korea	(134)	134	—	—
Europe & Africa	414	677	554	1,645
Hong Kong/Taiwan	(147)	357	432	642
Total Nu Skin	428	5,661	5,356	11,445
Rhyz Investments
Manufacturing	—	—	—	—
Rhyz other	40	—	—	40
Total Rhyz Investments	40	—	—	40
Corporate and other	7,896	1,473	4,647	14,016
Total	$8,364	$7,134	$10,003	$25,501

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth of our Rhyz business, acquisitions, and the integration of acquired companies, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2023 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2023 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2024 decreased 14% to $430.1 million, compared to $498.8 million in the prior-year period, and revenue for the nine-month period ended September 30, 2024 decreased 13% to $1.3 billion, compared to $1.5 billion in the prior-year period. Our revenue in the third quarter and first nine months of 2024 was negatively impacted 3.4% and 3.8%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 15%, 20% and 19%, respectively, on a year-over-year basis.

The declines in our third quarter and first nine months of 2024 revenue were largely driven by continued macroeconomic pressures we have been facing in our core Nu Skin segments, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. The declines in our core Nu Skin segments were partially offset by 20.9% and 34.3% growth for the third quarter and first nine months of 2024, respectively, in our Rhyz segments, partially from acquisitions in the second quarter of 2023 as well as organic growth. Rhyz is a key component of our business, and we anticipate its continued growth in the coming years both on an absolute basis and as a percentage of our consolidated revenue. These companies enable us to diversify our revenue mix, serve more customers where they shop, and create synergies for our owned and partner brands. In the fourth quarter, we are beginning to introduce our new sales performance plan, which we believe combines the best of affiliate marketing and leadership incentives to activate our existing sales force and excite potential new prospects. The plan is placing an enhanced focus on upfront earnings to help attract and retain new affiliates.

Earnings per share for the third quarter of 2024 increased to $0.17, compared to $(0.74) in the prior-year period. Earnings per share for the first nine months of 2024 decreased to $(2.23), compared to $0.03 in the prior-year period. The increase in earnings per share for the third quarter is primarily driven by a third quarter of 2023 inventory write-off charge of $65.7 million, partially offset by a decline in revenue.  The decrease in earnings per share for the first nine months of 2024 is primarily driven by second quarter of 2024 restructuring and impairment charges of $149.4 million, along with the overall decline in revenue, partially offset by the third quarter of 2023 inventory write-off charge.

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

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2024	2023	Change	Change(1)	2024	2023	Change	Change(1)
Nu Skin
Americas	$77,194	$91,671	(15.8)%	0.1%	$237,160	$300,469	(21.1)%	(12.1)%
Southeast Asia/Pacific	59,515	68,743	(13.4)%	(13.2)%	179,921	200,317	(10.2)%	(7.4)%
Mainland China	53,020	70,225	(24.5)%	(25.4)%	178,797	226,563	(21.1)%	(19.2)%
Japan	47,222	53,399	(11.6)%	(8.9)%	134,045	156,867	(14.5)%	(6.5)%
South Korea	45,201	63,709	(29.1)%	(27.1)%	130,283	187,719	(30.6)%	(28.0)%
Europe & Africa	38,577	50,048	(22.9)%	(23.6)%	121,564	144,460	(15.8)%	(16.0)%
Hong Kong/Taiwan	33,749	40,724	(17.1)%	(16.4)%	98,061	112,380	(12.7)%	(10.8)%
Nu Skin other	2,518	(274)	1,019.0%	1,019.0%	3,186	208	1,431.7%	1,431.7%
Total Nu Skin	356,996	438,245	(18.5)%	(14.7)%	1,083,017	1,328,983	(18.5)%	(14.3)%
Rhyz Investments
Manufacturing	51,773	49,714	4.1%	4.1%	153,548	131,032	17.2%	17.2%
Rhyz other	21,376	10,813	97.7%	97.7%	49,967	20,476	144.0%	144.0%
Total Rhyz Investments	73,149	60,527	20.9%	20.9%	203,515	151,508	34.3%	34.3%
Total	$430,145	$498,772	(13.8)%	(10.4)%	$1,286,532	$1,480,491	(13.1)%	(9.3)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The following table sets forth segment contribution for the three- and nine-month periods ended September 30, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. The prior year segment contribution has been recast due to a change in how we allocate certain corporate costs. Consolidated financial information was not affected. For additional information regarding our segments and the calculation of segment contribution, see Note 10 to the consolidated financial statements contained in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Nu Skin
Americas	$15,881	$16,627	(5)%	$48,236	$61,730	(22)%
Southeast Asia/Pacific	9,997	13,190	(24)%	31,787	37,057	(14)%
Mainland China	7,277	15,223	(52)%	32,903	48,192	(32)%
Japan	13,491	14,617	(8)%	37,201	40,033	(7)%
South Korea	14,283	19,433	(27)%	39,789	60,399	(34)%
Europe & Africa	5,193	6,562	(21)%	13,874	15,145	(8)%
Hong Kong/Taiwan	9,225	10,146	(9)%	25,006	28,128	(11)%
Total Nu Skin	75,347	95,798	(21)%	228,796	290,684	(21)%
Rhyz Investments
Manufacturing	542	4,838	(89)%	4,266	7,683	(44)%
Rhyz other	(2,923)	(5,966)	51%	(14,338)	(11,318)	(27)%
Total Rhyz Investments	$(2,381)	$(1,128)	111%	$(10,072)	$(3,635)	(177)%

The following tables provide information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended September 30, 2024 and 2023.

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

	Three Months Ended September 30,
	2024	2023	Change
Customers
Americas	211,583	231,215	(8)%
Southeast Asia/Pacific	86,307	111,151	(22)%
Mainland China	148,402	189,221	(22)%
Japan	112,257	114,316	(2)%
South Korea	90,248	109,550	(18)%
Europe & Africa	135,291	169,320	(20)%
Hong Kong/Taiwan	47,680	54,134	(12)%
Total Customers	831,768	978,907	(15)%
Paid Affiliates
Americas	28,772	32,769	(12)%
Southeast Asia/Pacific(1)	26,749	33,574	(20)%
Mainland China	22,843	27,509	(17)%
Japan(1)	22,623	37,695	(40)%
South Korea	20,774	24,110	(14)%
Europe & Africa	16,556	19,254	(14)%
Hong Kong/Taiwan	10,947	11,251	(3)%
Total Paid Affiliates	149,264	186,162	(20)%
Sales Leaders
Americas	6,450	7,537	(14)%
Southeast Asia/Pacific	5,398	6,351	(15)%
Mainland China	9,348	12,647	(26)%
Japan	6,866	7,087	(3)%
South Korea	4,388	6,436	(32)%
Europe & Africa	3,318	4,105	(19)%
Hong Kong/Taiwan	2,516	2,868	(12)%
Total Sales Leaders	38,284	47,031	(19)%

(1)
The September 30, 2024 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See “Japan” and “Southeast Asia/Pacific,” below. We plan to implement these changes in additional segments over the next several quarters.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In connection with our transformation efforts, we also have experienced disruptions to our subscription sales in North America, which negatively impacted revenue. In addition, our reported revenue reflects a negative impact from unfavorable foreign currency fluctuations of 15.9% and 9.0% for the three- and nine-month periods, respectively. Our 2024 revenue has benefited from new product launches; in the first quarter of 2024, we launched our new connected device, which generated approximately $27.8 million in revenue for the first nine months of 2024, and in the third quarter of 2024, we launched our new ageLOC TruFace Peptide Retinol Complex with advanced peptide technology and MYND360, our new brand taking a holistic approach to support cognitive health, which generated a total of approximately $4.8 million of revenue during the quarter. We are introducing a new sales performance plan in North America starting in November 2024.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During the third quarter of 2024, our Argentina market revenue, Customers and Sales Leaders all experienced double-digit growth year-over-year.

The year-over-year decline in segment contribution for the third quarter of 2024 primarily reflects the decrease in revenue partially offset by a 2.3 percentage point improvement in selling expenses from product mix and growth in our developing markets. The year-over-year decline in segment contribution for the first nine months of 2024 primarily reflects the decrease in revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2024 is partially attributable to slowing momentum from the general macroeconomic factors in the markets along with price increases that we implemented in 2022 and 2023 to address inflation. During the second quarter of 2024, we began to see year-over-year improvements in many of our markets, but our Indonesia market remains challenging. Our Paid Affiliates were negatively impacted by a change in eligibility requirements in our Pacific markets for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 2,000 Paid Affiliates for the three months ended September 30, 2024. We are making additional changes in the fourth quarter of 2024.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue.

Mainland China.  Our Mainland China market continued to be challenged during the third quarter and first nine months of 2024, with ongoing macroeconomic factors and the associated decrease in consumer spending leading to declines in revenue, Customers, Paid Affiliates and Sales Leaders. We anticipate the current regulatory pressures as well as other economic challenges persisting as the economy works to recover.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2024 primarily reflects lower revenue. In addition, our segment contribution was impacted by a 4.7 percentage point and 3.2 percentage point decrease in gross margin for the third quarter and first nine months of 2024, respectively, attributable to increased sales promotions as well as pressure from the new manufacturing plant that went live in the fourth quarter of 2023. Our segment contribution was also impacted by a 2.5 percentage point and 2.4 percentage point increase in selling expenses as a percentage of revenue for the third quarter and first nine months of 2024, respectively, due to increased transitional sales force incentives.

Japan. The third quarter of 2024 decline in revenue is primarily attributable to the third quarter of 2023 launch of ageLOC WellSpa iO, which generated $1.6 million in revenue in third quarter of 2024, compared to $4.4 million in the third quarter of 2023. In addition, Japan’s third quarter and first nine months of 2024 were negatively impacted 2.7% and 8.0%, respectively, from unfavorable foreign-currency fluctuations. Our Paid Affiliates were negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 14,000 Paid Affiliates for the three months ended September 30, 2024.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a 1.4 percentage point decline in general and administrative expenses for the nine months period ended September 30, 2024 attributable to savings from our restructuring plan.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2024. We are introducing a new sales performance plan in South Korea starting in November 2024.

The year-over-year decline in segment contribution for the third quarter and first nine months of 2024 primarily reflects the decline in revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the softening of momentum, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers for the third quarter and first nine months of 2024.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2024 is primarily from declines in revenue, partially offset by a 4.5 and 1.1 percentage point improvement in gross margin, primarily from a third quarter price increase and less promotional efforts.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the third quarter and first nine months of 2024 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. In addition, we experienced some transformational pressures with new technology in Taiwan.

The decline in segment contribution was primarily driven by the decline in revenue, partially offset by savings recognized in general and administrative expenses from our previous restructuring activities.

Manufacturing. Our Manufacturing segment revenue increased 4.1% and 17.2% for the third quarter and first nine months of 2024, respectively, primarily driven by our Wasatch Manufacturing entity.

The decrease in segment contribution for the third quarter and first nine months of 2024 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in less profitability for the periods presented.

Rhyz Other.  The increase in revenue of our Rhyz other segment is primarily driven by 214.4% and 154.9% growth at our Mavely entity, for the third quarter and first nine months of 2024.

The increase in segment contribution for the third quarter of 2024 is primarily from increased profitability at our Mavely entity as it continues to grow. The decline in segment contribution for the first nine months of 2024 is primarily from the companies we acquired in the second quarter of 2023, which we are continuing to invest in to enable future growth, as well as the impacts of purchase accounting, which resulted in $2.3 million of incremental amortization of intangible assets for the first nine months of 2024.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2024 decreased 14% to $430.1 million, compared to $498.8 million in the prior-year period. Revenue for the nine-month period ended September 30, 2024 decreased 13% to $1.3 billion compared to $1.5 billion. Our reported revenue was negatively impacted 3.4% and 3.8% from foreign-currency fluctuations for the three- and nine-month periods ended September 30, 2024, respectively. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 70.1% for the third quarter of 2024, compared to 58.6% for the prior-year period, and 70.2% for the first nine months of 2024, compared to 67.9% for the prior-year period.  Gross profit as a percentage of revenue for core Nu Skin increased 14.7 percentage points to 76.5% for the third quarter of 2024 and increased 4.7 percentage points to 76.6% for the first nine months of 2024. The third quarter of 2024 and first nine months of 2024 increase in our core Nu Skin gross margin is primarily attributable to a third quarter of 2023 $65.7 million inventory write-off charge, associated with a re-balancing and narrowing of our portfolio. Our consolidated gross margin for the three- and nine-month periods ended September 30, 2024, was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business.

Selling expenses

Selling expenses as a percentage of revenue increased to 39.0% for the third quarter of 2024, compared to 37.6% for the prior year period, and decreased to 37.8% for the first nine months of 2024, compared to 37.9% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue increased 1.8 percentage points to 43.5% for the third quarter of 2024 and increased 1.3 percentage points to 42.5% for the first nine months of 2024. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.  In the third quarter of 2024, we held our global Nu Skin L!VE event with an east L!VE in South Korea and a west L!VE in the United States.  As a result of these events, we incurred approximately $10.2 million of incremental expenditures, which contributed to our elevated selling expenses.

General and administrative expenses

General and administrative expenses decreased to $115.6 million in the third quarter of 2024, compared to $130.9 million in the prior-year period and decreased to $358.1 million in the first nine months of 2024, compared to $401.8 million in the prior-year period. The $15.3 million decrease for the third quarter of 2024 and $43.7 million decrease for the first nine months of 2024 was primarily from contraction in labor expense and occupancy related expenses, both attributable to our ongoing restructuring efforts in which we reduced our physical footprint and reduced our headcount. General and administrative expenses as a percentage of revenue increased to 26.9% for the third quarter of 2024, from 26.2% for the prior-year period, and increased to 27.8% for the first nine months of 2024, from 27.1% for the prior-year period.

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

In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions. We estimate total charges under the program will approximate $30–35 million in cash charges of severance, approximately $2.2 million in other cash charges and approximately $8.2 million in non-cash charges, including approximately $6.4 million in fixed asset impairments. We expect to substantially complete the program during the second half of 2024. The program may expand as we continue to evaluate our business, including our product portfolio, global processes and organization, and operational footprint. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the second quarter of 2024, we incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million on other cash charges, and non-cash charges of $7.2 million in write-down of assets.

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

In addition, during the three months ended June 30, 2024, we determined that the current operating losses and decline in forecasted losses associated with our BeautyBio retail asset group were an interim triggering event that required us to perform an interim impairment analysis on our BeautyBio retail asset group. We assessed the recoverability of the related asset group comparing the carrying value of the asset group to the undiscounted cash flows expected to be generated. The recoverability test indicated the retail asset group was impaired. We concluded the carrying value of the retail asset group exceeded the estimated fair value which resulted in an impairment charge of $10.1 million in our Rhyz other segment during the three months ended June 30, 2024.

Interest expense

Interest expense decreased to $6.5 million in the third quarter of 2024, compared to $7.5 million in the prior-year period. The third quarter decrease in interest expense is primarily attributable to decreases in borrowings on our revolving credit facility. Interest expense for the first nine months of 2024 increased to $20.5 million compared to $18.2 million for the prior-year period. The increase in interest expense were primarily due to increased in borrowings on our revolving credit facility in the first half of 2024 compared to 2023, associated with our June 2023 acquisition of BeautyBio.

Other income (expense), net

Other income (expense), net was $1.6 million for the third quarter of 2024 compared to $(0.6) million for the prior-year period and $1.8 million for the first nine months of 2024 compared to $3.2 million for the prior-year period. The decrease in other income for the nine-month period ended September 30, 2024 expense is primarily from the impact of foreign currency fluctuations on the valuation of our intercompany receivables and payables.

Provision (benefit) for income taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2024 was $5.0 million and $(6.8) million, respectively, compared to $2.5 million and $15.9 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2024 were 37.6% and 5.8% of pre-tax income, respectively, compared to (7.3)% and 92.4% in the prior-year periods. Our tax rate for the nine-month period ended September 30, 2024 was impacted by our second quarter of 2024 goodwill impairment and restructuring charges. Our 2023 effective tax rates were impacted by our third quarter of 2023 inventory write-off charge and associated restructuring charges.

Net income (loss)
As a result of the foregoing factors, net income for the third quarter of 2024 was $8.3 million, compared to $(37.0) million in the prior-year period. Net income for the first nine months of 2024 was $(110.5) million, compared to $1.3 million for the first nine months of 2023.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2024, we generated $86.0 million in cash from operations, compared to $64.5 million during the prior-year period. The increase in cash flow from operations primarily reflects less inventory purchases compared to the first nine months of 2023, as we work to right size our balance sheet following the decline in revenue, and an increase in accrued expenses primarily relating to increased deferred revenue associated with timing of sales, partially offset by an increase in cash expenditures associated with prepaid assets. Cash and cash equivalents, including current investments, as of September 30, 2024 and December 31, 2023 were $237.8 million and $267.8 million, respectively, with the decrease being driven by our quarterly debt payments, $50.0 million paid on our revolving credit facility and capital expenditures, as discussed below, partially offset by $86.0 million in cash from operations.

Working capital. As of September 30, 2024, working capital was $314.0 million, compared to $373.0 million as of December 31, 2023. Our decline in working capital is primarily attributable to the decline in cash as discussed above, a lower inventory balance and higher current portion of long-term debt as we intend to pay off a higher portion of our revolving credit facility in the next twelve months partially offset by an increase in prepaid expenses primarily associated with corporate income tax payments.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2024 were $29.0 million. We expect that our capital expenditures in 2024 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $35–55 million for 2024.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2024 and December 31, 2023, we had $70.0 million and $120.0 million of outstanding borrowings under our revolving credit facility, and $365.0 million and $385.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.5 million and $2.0 million as of September 30, 2024 and December 31, 2023, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2024, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of September 30, 2024, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the third quarter of  2024, we repurchased no shares of our Class A common stock under the plan. As of September 30, 2024, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May and August 2024, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 million were paid on March 6, 2024, June 12, 2024 and September 11, 2024 to stockholders of record on February 26, 2024, May 31, 2024 and August 30, 2024. In November 2024, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 11, 2024 to stockholders of record on November 29, 2024. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2024 and December 31, 2023, we held $237.8 million and $267.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $179.1 million and $213.7 million as of September 30, 2024 and December 31, 2023, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2024, we had $32.1 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2024 and December 31, 2023, we had $19.5 million and $17.7 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

During the three months ended September 30, 2024, we determined that the recent decline in our stock price and corresponding market capitalization was a triggering event that required the us to perform a quantitative impairment analysis for the Manufacturing and Rhyz other reporting units. Based on the analysis, we concluded the fair value of the Manufacturing and Rhyz other reporting units were in excess of their carrying amounts and no impairment charge was required.  For goodwill, the estimated fair value of Manufacturing and Rhyz other reporting units exceeded the carrying value by approximately 2% - 8%; therefore, the reporting units are considered to be at risk of future impairment.

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

Our BeautyBio reporting unit within our Rhyz other segment remains sensitive to future increases in discount rates, and changes in our forecast. We performed a sensitivity analysis on the impairment model used to test the manufacturing and Rhyz other reporting units’ goodwill. In doing so, we determined that individual changes of a 5% reduction in our annual earnings before interest and tax, or a 40 basis point increase in the discount rate used in the discounted cash flow models did not cause the estimated fair values of the reporting units to decline below their carrying value. We made our estimates based on information available as of the date of our assessment, using assumptions we believe market participants would use in performing an independent valuation of the business. Although we believe the estimates and assumptions used in the impairment testing are reasonable and appropriate, it is possible that the assumptions and conclusions regarding impairment or recoverability of our reporting units’ goodwill could change in future periods. There can be no assurance the estimates and assumptions, particularly our long-term financial projections, used in our goodwill impairment testing will prove to be accurate predictions of the future, if, for example, (i) the business does not perform as projected, (ii) overall economic conditions in the remainder of Fiscal 2024 or future years vary from current assumptions (including changes in discount rates and foreign currency exchange rates), (iii) business conditions or strategies change from current assumptions, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and profitability. A future impairment charge to our reporting units’ goodwill could have a material effect on the consolidated financial position and results of operations.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2024, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 2% of our consolidated net sales for the three- and nine-month periods ended September 30, 2024 and 2023.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2024 and 2023, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2024, and 2023 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 9 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2023 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
July 1 – 31, 2024	—	$—	—	$162.4
August 1 – 31, 2024	—	—	—	$162.4
September 1 – 30, 2024	—	—	—	$162.4
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
3.1	Sixth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2024).
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2024

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)