Form 10-K
period 2024-12-31
NU SKIN ENTERPRISES, INC.
filed 2025-02-14
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 28, 2024, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $518 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2025, 49,722,779 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT'S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND ACQUIRED COMPANIES’ PERFORMANCE, GROWTH OF OUR RHYZ BUSINESSES, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT'S EXPECTATIONS, PLANS AND BELIEFS REGARDING OUR MARKETS, SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS AND OTHER LEGAL MATTERS, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN MAINLAND CHINA; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "BELIEVE," "EXPECT," "PROJECT," "ANTICIPATE," "ESTIMATE," "COMMIT," "INTEND," "PLAN," "TARGETS," "LIKELY," "WILL," "WOULD," "COULD," "MAY," "MIGHT," THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE ITEM 1A. RISK FACTORS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to U.S. dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2024, our revenue of $1.7 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our business arm known as Rhyz Inc., which we formed in 2018. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2024, the Rhyz companies generated $286.6 million, or 17%, of our 2024 reported revenue (excluding sales to our core Nu Skin business). As discussed further in “Rhyz Companies,” below, in January 2025 we sold one of our Rhyz businesses that accounted for $69.6 million of our 2024 reported revenue. Rhyz is a key component of our business, and these companies enable us to reduce our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our owned and partner brands.

In 2024, we generated approximately 30% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2024, our revenue was negatively impacted 4% from foreign-currency fluctuations compared to 2023. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

Our operations are subject to various laws and regulations globally, particularly with respect to our product categories and our distribution channel. See Item 1A. Risk Factors for a more detailed description of the risks associated with our business.

PRODUCTS

We offer a branded, award-winning and differentiated product portfolio. We believe our innovative approach to product development, clinical substantiation and distribution provides us with a competitive advantage in beauty and wellness products and direct selling. We believe that our acquired and licensed technologies, manufacturing and innovation facilities, research collaborations and in-house research expertise enable us to introduce innovative, proprietary products. We seek to offer products that are demonstrable and well suited for social sharing. Sustainability is also an important part of our product strategy; we take sustainability into account as we formulate our products, and we have an ongoing initiative to innovate our packaging so it is recycled, recyclable, reusable, reduced or renewable.

During the past several years, we have generated success in our business with innovative beauty devices. Devices are an important part of our strategy. We launched our first connected beauty device, ageLOC LumiSpa iO, in the second half of 2022 and continuing into 2023. In the second half of 2023 and continuing into 2024, we launched ageLOC WellSpa iO (not sold in the United States), a connected device focused on holistic wellness and beauty, as well as a similar, FDA-cleared device, Nu Skin RenuSpa iO, in the United States. When connected to our mobile application, these connected devices gather data to provide varying levels of insights into consumer behavior, with the goal of enabling us to provide more personalized experiences for our consumers. Please refer to “Distribution Channel” below for additional information about our connected devices and our business strategy that they fit into.

During 2023, we launched our ageLOC TRMe personalized weight wellness line of products in several markets, which became our top-selling brand in 2024. In 2024, we began launching our proprietary ageLOC Tru Face Peptide Retinol Complex, as well as MYND360, a holistic approach to cognitive health and performance.

Product Categories

We have two primary product categories: beauty products and wellness products. We develop and distribute innovative, premium-quality products in these two categories primarily under our Nu Skin and Pharmanex brands, respectively. We also develop and distribute products under our ageLOC brand, which features innovative, premium-quality anti-aging products in both the beauty and wellness categories and in many cases is co-branded with our Nu Skin and Pharmanex products. Most of our innovative devices are ageLOC beauty products; however, ageLOC WellSpa iO and Nu Skin RenuSpa iO span both the beauty and wellness categories.

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

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2024		2023		2022
Beauty(1)	$681.8	39.4%	$858.6	43.6%	$1,069.7	48.1%
Wellness(1)	757.2	43.7%	886.1	45.0%	992.3	44.6%
Other(2)	293.1	16.9%	224.4	11.4%	163.7	7.3%
	$1,732.1	100.0%	$1,969.1	100.0%	$2,225.7	100.0%

(1)
Includes sales of beauty and wellness products in our core Nu Skin business. The beauty category includes $268 million, $342 million and $440 million in sales of devices and related consumables for the years ended December 31, 2024, 2023 and 2022, respectively.  For purposes of this table, sales of ageLOC WellSpa iO and Nu Skin RenuSpa iO are included in the beauty category, together with our other devices, though these products span both the beauty and wellness categories.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Beauty Products. Our strategy for our beauty products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium beauty markets. Our products in this category include our innovative skin care devices, cosmetics and other personal care products. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our beauty category with ingredients that are scientifically proven to provide visible results. In 2024, our top-selling product lines by revenue in this category were our ageLOC LumiSpa cleansers and devices and ageLOC TruFace. Our ageLOC beauty products accounted for 43% of our beauty product category revenue and 17% of our total revenue in 2024.

Wellness Products. Our strategy for our wellness category is to continue to introduce innovative, substantiated nutritional supplements based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2024, our top-selling product lines by revenue in this category were ageLOC TRME, LifePak and Beauty Focus. Our ageLOC wellness products accounted for 46% of our wellness product category revenue and 20% of our total revenue in 2024.

Product Development

We are committed to developing and marketing innovative products. We have several products in development, including next-generation skin care products, nutritional supplements and devices. In our research and product development, we leverage the three disciplines of science, technology and sourcing to create innovative products that address consumer needs.

Our research and product development activities include:

●	Global consumer research to identify needs and insights and refine product concepts;
●	Internal research, product development, clinical validation, regulatory due diligence and quality testing;
●	Joint research projects, collaborations and clinical studies; and
●	Identification and assessment of technologies for potential licensing arrangements.

We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States, Europe, Australia and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, nutrition, pharmacology and clinical studies.

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

Intellectual Property

Our trademarks are registered in the United States and in markets where we operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, our ageLOC logos, LifePak®, Galvanic Spa® (registered outside of the United States), TRME®, Epoch®, LumiSpa®, Nutricentials®, WellSpa iO® (registered outside of the United States), ageLOC Boost® (registered outside of the United States) and MYND360™ (registration pending in the United States). In addition, a number of our products, including our facial spas, ageLOC WellSpa iO, Nu Skin RenuSpa iO, ageLOC Body Spa, LumiSpa, ageLOC Boost, TRME and Pharmanex BioPhotonic Scanner, are based on proprietary technologies and designs, some of which utilize patented technologies and/or technologies licensed from third parties. We also rely on patent and trade secret protection to protect our proprietary technology and other proprietary information for some of our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2024, we sourced most of our beauty and wellness products from trusted third-party suppliers and manufacturers, and approximately 22% from our manufacturing subsidiaries. Our manufacturing entities also provide a cost of goods sold benefit and help us to maintain a more consistent supply source. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2024, one of our manufacturing subsidiaries and none of our third-party suppliers accounted for more than 10% of our product purchases. We procure some of our products and ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. While we generally maintain good relationships with our suppliers, in the event we become unable to source any products or ingredients from our current suppliers, we believe that we would be able to locate alternative vendors, use substitute ingredients, or develop and manufacture alternative products and source them from other suppliers, as applicable. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Our manufacturing subsidiaries are owned by our Rhyz business arm. We plan to continue making strategic acquisitions going forward, as we believe these acquired companies allow us to diversify and vertically integrate our business. We also leverage their expertise to enhance our innovation, sustainability, speed to market and supply chain capabilities. In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $286.6 million in revenue from sales to external customers in 2024.

DISTRIBUTION CHANNEL

Our Nu Skin business operates in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. We believe that direct selling, which has traditionally relied on face-to-face, word-of-mouth marketing, is currently being impacted by the convergence of social commerce, influencer and affiliate marketing, the growing gig economy and expanding product marketplaces. These macroeconomic shifts have also disrupted traditional advertising and retail business practices, as well as e-commerce generally, in favor of socially enabled and direct-to-consumer models. The COVID-19 pandemic further accelerated disruption across many industries by causing migration to remote work, gig engagement and online shopping.

We endeavor to transform and adapt our business to these trends by helping our sales force to become more socially enabled and empowered to grow their businesses online. In addition, we are developing more robust approaches to help our sales force attract and develop affiliate marketers. We are currently working through a significant digital transformation in our business to achieve these objectives. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and e-commerce functionality. Our products also have served an important role in our social commerce strategy as we have developed products that are shareable and demonstrable on social media platforms. Products continue to play an important role as we transform to a more digital and socially enabled business; in particular, we believe that connected devices will provide data on consumer behaviors and needs that will engender a more personalized experience for our consumers and create improved brand loyalty. We also are exploring ways to attract affiliates and consumers through third-party product marketplace partnerships, influencer partnerships and paid search initiatives, as well as enhancing our sales compensation plan in ways that we believe will allow us to better compete in the rapidly expanding affiliate gig and sharing economies.

Our digital transformation has required significant expenditures, and it will continue to require significant expenditures over the next several years. Our digital transformation, affiliate marketing and social sharing also present certain risks and challenges to our business, and some social media platforms impose restrictions or prohibitions on content related to multi-level marketing. For further information, see Item 1A. Risk Factors.

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

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, customer type mix, the manner and tools used to engage potential customers, social media and third-party platforms, compensation and rewards structure, the manner and tools used to engage potential affiliates (including programs and incentives), potential influencer partnership structures, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market and sell our products.

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

Consumer Group and Sales Network

Our Nu Skin business’s distribution channel is composed of two primary groups: our consumer group—individuals who buy our products primarily for personal or family consumption and share products with friends and family; and our sales network—individuals who personally buy, use and resell products, and who also attract new consumers, and recruit, train and develop new sellers. We strive to develop and grow both our consumer group and our sales network. Our strategy for growing our consumer group is to offer high-quality, personalized, innovative products that provide demonstrable benefits. Our strategy for growing our sales network is to provide a business opportunity for those persons who demonstrate the desire and ability to develop both a consumer group and a team of sellers, including through sales compensation, incentives and recognition.

To monitor the growth trends in our consumer group, we track the number of persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders (each as defined below), but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity we offer to generate supplemental income by actively and consistently marketing and reselling products.

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

The following chart sets forth information concerning our Customers, Paid Affiliates and Sales Leaders for the last three years.

Total Number of Customers, Paid Affiliates and Sales Leaders by Region

	Three Months Ended December 31,
	2024	2023	2022
Customers
Americas	227,556	231,183	299,287
Southeast Asia/Pacific	82,956	106,471	141,183
Mainland China	150,731	207,276	202,933
Japan	110,069	113,670	119,152
Europe & Africa	133,306	163,178	197,917
South Korea	81,301	103,151	123,749
Hong Kong/Taiwan	46,053	52,110	62,903
Total Customers	831,972	977,039	1,147,124

Paid Affiliates
Americas	28,361	31,910	42,633
Southeast Asia/Pacific(1)	26,310	34,404	38,653
Mainland China	22,125	25,889	23,436
Japan	22,318	22,417	38,021
Europe & Africa	16,860	18,888	31,869
South Korea(1)	17,939	22,166	45,058
Hong Kong/Taiwan	10,961	11,212	17,286
Total Paid Affiliates	144,874	166,886	236,956

Sales Leaders
Americas	6,778	7,126	9,594
Southeast Asia/Pacific	5,288	6,418	6,999
Mainland China	8,969	11,296	12,359
Japan	6,780	7,086	5,936
Europe & Africa	3,343	3,968	4,740
South Korea	3,343	5,249	6,094
Hong Kong/Taiwan	2,411	2,916	3,015
Total Sales Leaders	36,912	44,059	48,737

(1)
The December 31, 2024 number is affected by a change in eligibility requirements for receiving certain awards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—"Southeast Asia/Pacific," and "South Korea," for more information.

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

●
“Basic Brand Affiliates”—Brand Affiliates who purchase products for personal or family use or for resale to other consumers. These individuals are eligible to receive certain compensation under our global sales compensation plan by selling product, and/or when an affiliate they recruited sells product to a consumer, but they are not eligible for other compensation unless they elect to qualify as a Sales Leader. We consider these individuals to be part of our consumer group, as we believe a significant majority of these Brand Affiliates are purchasing products for personal use and not actively building a sales network or consumer base.

●
“Sales Leaders and Qualifiers”—Brand Affiliates who have qualified or are trying to qualify as a Sales Leader. These Brand Affiliates have elected to pursue the business opportunity as a Sales Leader and are actively attracting consumers and building a sales network under our global sales compensation plan. These Sales Leaders and Qualifiers constitute our sales network.

To become a Brand Affiliate, an individual signs a Brand Affiliate agreement and receives access to a business portfolio, which is free in most markets. In some markets, we charge a small fee for the business portfolio. The business portfolio generally consists of documentation concerning the business, including copies of the sales compensation plan, Brand Affiliate policies and procedures, product catalog and other documentation, but it does not include products. There are no requirements to purchase products to become a Brand Affiliate, and no commissions are paid on any purchase of a business portfolio.

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

We believe that our global sales compensation plan is among the most generous in the direct selling industry and is one of our competitive advantages. Our Brand Affiliates can receive sales compensation for product sales from the company to their own consumer groups.  Likewise, our Sales Leaders can receive sales compensation under our global sales compensation plan for product sales from the company to their own consumer groups, as well as for product sales from the company to other Sales Leaders and their consumer groups. This type of sales compensation is often referred to as “multi-level” compensation. Our sales force is not required to recruit or sponsor other Brand Affiliates, and we do not pay any sales compensation for recruiting or sponsoring. While all of our Brand Affiliates can sponsor other Brand Affiliates at any time, our Sales Leaders and those in qualification to become Sales Leaders are those who generally are the most active in sponsoring other Brand Affiliates. Pursuant to our global sales compensation plan, we pay consolidated sales compensation in a Sales Leader’s home market, in local currency, for product sales in the Sales Leader’s own consumer group and for product sales made in the Sales Leader’s team of Sales Leaders across all geographic markets.

Mainland China Business Model

Because of restrictions on direct selling and multi-level commissions in Mainland China, we have implemented a business model for that market that is different from the business model we use in our other markets. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. We will evaluate potential changes to the structure of our sales compensation in Mainland China to address the evolving commercial environment and, as the need arises, the evolving regulatory environment. Any such changes could have a negative impact on our sales in that market.

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

Our sales employees, independent direct sellers and independent marketers in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model established for Mainland China, which is separate and different from our global compensation plan. Independent direct sellers and sales employees who have not achieved certain qualification requirements receive monthly bonuses based on their monthly product sales. Sales employees who achieve qualification requirements and independent marketers earn (1) monthly bonuses based on their monthly product sales and other bonuses based on various performance metrics; and (2) a salary (for sales employees, consisting of position pay and performance pay) or a service fee (for independent marketers). The salary or service fee and position/title are reviewed and adjusted quarterly based on their performance relative to other sales leaders, taking into account such factors as the sales productivity of the Sales Leader him/herself and of the sales force that such Sales Leader trains, collaborates with, supports and services. We utilize our global system to track and assess the sales productivity of each Sales Leader him/herself and the sales force that such Sales Leader trains, collaborates with, supports and services in setting his/her salary or service fee and in connection with the evaluation of their position/title. We generally compensate our Mainland China Sales Leaders at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

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

Product Launch Process

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. We refer to the entire process, beginning with the introductory offering through general availability of the product, as a product launch or our product launch process. The timing of the launch of a particular product often varies from market to market depending on such factors as customer demand, affiliate brand focus, product registration or other local legal requirements, and product availability in our supply chain.

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

GEOGRAPHIC REGIONS

We currently sell and distribute our Nu Skin business’s products in nearly 50 markets. We have divided these markets into seven segments: Mainland China; South Korea; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand and other markets; Americas, which includes Canada, Latin America and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe & Africa, which includes markets in Europe as well as South Africa. Our Rhyz business arm also includes two additional segments: Manufacturing and Rhyz Other. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2024		2023		2022
Nu Skin
Americas	$322.5	19%	$398.2	20%	$508.5	23%
Southeast Asia/Pacific	244.8	14	267.2	14	344.4	16
Mainland China	235.2	14	298.1	15	360.4	16
Japan	181.6	10	207.8	10	224.9	10
Europe & Africa	164.2	9	192.4	10	204.3	9
South Korea	163.7	9	236.1	12	268.7	12
Hong Kong/Taiwan	130.6	8	153.6	8	157.2	7
Other	2.9	—	(0.9)	—	4.0	—
Total Nu Skin	1,445.5	83	1,752.5	89	2,072.4	93
Rhyz
Manufacturing	201.4	12	181.4	9	149.5	7
Rhyz Other	85.2	5%	35.2	2%	3.8	—
Total Rhyz	286.6	17	216.6	11	153.3	7
Total	$1,732.1	100%	$1,969.1	100%	$2,225.7	100%

Additional comparative revenue and related financial information is presented in Note 16 to the consolidated financial statements contained in this report.

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

The laws and regulations governing direct selling may be modified or reinterpreted from time to time, which may cause us to modify our sales compensation and business models. In almost all of our markets, regulations are subject to discretionary interpretation by regulators and judicial authorities. There is often ambiguity and uncertainty with respect to the state of direct selling and anti-pyramiding laws and regulations. In the United States, for example, federal law provides law enforcement agencies, such as the Federal Trade Commission (“FTC”), broad latitude in policing unfair or deceptive trade practices, but does not provide a bright-line test for identifying a pyramid scheme. A number of states have passed legislation that more clearly distinguishes between illegal pyramid schemes and legitimate multi-level marketing business models. During the past several years, settlements and other judicial orders between the FTC and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. In addition, in 2025, the FTC issued a Notice of Proposed Rulemaking (“NPR”) and an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding potential rules governing earnings claims for multi-level marketers. The NPR proposes to prohibit multi-level marketers from making deceptive earnings claims, and it would require them to have written substantiation to back up any earnings claims and make that substantiation available to consumers upon request. The ANPR indicates that the FTC is considering additional restrictions on earnings claims and recruiting by multi-level marketers. For more information about these matters, other regulatory actions, and their potential impact on our business, see Item 1A. Risk Factors—“Challenges to the form of our network marketing system or to our business practices have harmed and could continue to harm our business” and “Direct selling laws and regulations vary globally, are subject to interpretation or change, and may prohibit or severely restrict direct selling and cause our revenue and profitability to decline.”

The regulatory environment in Mainland China is particularly complex and continues to evolve. Mainland China’s direct selling and anti-pyramiding regulations contain various restrictions, including a prohibition on the payment of multi-level compensation. The regulations are subject to discretionary interpretation by state, provincial and local regulators as well as local customs and practices. Regulators continue to act cautiously as they monitor the development of direct selling in Mainland China. To expand our direct selling model into additional provinces in Mainland China, we currently must obtain a series of approvals from the local Department of Commerce in such provinces, the Shanghai Municipal Commission of Commerce (our supervisory authority), as well as the Ministry of Commerce, PRC (“MOFCOM”), which is the national governmental authority overseeing direct selling. In the course of obtaining these approvals, the respective authorities under MOFCOM must also consult and seek opinions on our business operations from the Ministry of Public Security and the Administration for Market Regulation at both provincial and state levels. Government authorities have not been issuing new licenses for direct selling since 2019.

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, when the government conducted a 100-day campaign to review and inspect the health products and direct selling industries following negative media coverage about healthcare-related product claims made by another direct selling company in Mainland China. During this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

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

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including Mainland China and Vietnam, also prohibit or restrict participation of overseas personnel or foreigners in direct selling activities. We have implemented policies that are designed to comply with these regulations and inform our sales force regarding the types of activities that are not permitted. However, we cannot ensure that actions of our sales force will not violate local laws or regulations or our policies.

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

Regulation of Beauty Products in the United States. Our beauty products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further submissions as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and their label and labeling content are regulated by the FDA, and those who sell cosmetics have the burden to ensure that they are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations. In 2024, the FDA began implementing portions of the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). This implementation creates a greater burden for cosmetic manufacturer facility registration and audits, mandates product notifications for cosmetics, and mandates the reporting of serious adverse events to the FDA. Rollout of MoCRA is expected to continue for the coming years. Failure to correctly interpret and comply with the new requirements could lead to government actions against us and the associated impairment to our business.

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

Regulation of Beauty Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, beauty products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “general cosmetics.” Products in both categories require adequate substantiation of efficacy, which must be made available to authorities prior to marketing a product and which can be reviewed and enforced upon at any time thereafter. The product registration process for some categories of beauty products in Mainland China takes three to six months to complete under the latest regulations governing cosmetics. Certain cosmetics are categorized as “special cosmetics” and carry a more unpredictable process and approval timing frequently in excess of two years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each beauty product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, all “functional” cosmetics are required to either undergo examination by or be reported to the Ministry of Food and Drug Safety. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Regulation, which requires a uniform application for foreign companies placing finished beauty products on the European market. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue, or reformulate and re-register products in order to sell those products.

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

The FDA Food Safety Modernization Act (“FSMA”), which was signed into law in 2011, also increased the FDA’s authority with respect to food safety and made significant changes to the FDCA with respect to strengthening the U.S. food safety system. It enables the FDA to focus more on preventing food safety problems rather than primarily reacting to problems after they occur. The law also provides the FDA with enforcement authority designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. The FDA is actively enforcing FSMA requirements, subjecting food and nutritional supplements to increased regulatory scrutiny. Pursuant to FSMA, the FDA is authorized, among other things, to order mandatory recalls, issue “administrative detention” orders, and revoke manufacturing facility registrations (effectively preventing the operation of a food or dietary supplement manufacturing facility), and importers of foods and nutritional supplements are subject to Foreign Supplier Verification Program requirements.

The FDA regulates dietary supplements principally under the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA formally defines what may be sold as a dietary supplement, defines statements of nutritional support and the conditions under which they may lawfully be used, and includes provisions that permit the FDA to regulate manufacturing practices and labeling claims applicable to dietary supplements. Because most of our wellness products are regulated under DSHEA, we generally are not required to obtain regulatory approval prior to introducing a dietary supplement into the United States market. We are, however, obligated to notify the FDA, prior to marketing a product, of any structure/function claims that we intend to make about the product in any product-related materials.

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

Regulation of Wellness Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation; the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare; and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. A vast majority of products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for a minority of “health foods,” which allows products with only basic nutritional ingredients (some vitamins and minerals) to undergo a simplified approval process rather than the full registration process. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” without any health food claims while applying to the authorities for “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as a “food” in certain markets may be treated as a “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient, or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. Recent activity to harmonize national laws governing maximum vitamin and mineral levels could restrict our ability to continue using the current formulations of our products. With markets in the Association of Southeast Asian Nations (“ASEAN”), certain member states have amended some of their requirements in anticipation of the harmonization of ASEAN supplement regulations, even though these changes may not be identical to the eventual ASEAN requirements nor consistent with other member states. As a result, we often must modify the ingredients and/or the levels of ingredients in our products for certain markets or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to introduction of a new product or limit our use of certain ingredients altogether.

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

Manufacturing Process. In 2007, and as subsequently updated under the regulations implementing the FSMA, the FDA established regulations to require current “good manufacturing practices” for dietary supplements and food products in the United States. The regulations ensure that dietary supplements and food products are produced in a quality manner, do not contain contaminants or impurities above pre-established levels, and are accurately labeled. The regulations include requirements for establishing quality control procedures for us and our vendors and suppliers, designing and constructing manufacturing plants, and testing ingredients and finished products throughout our supply chain. The regulations also include requirements for record keeping and handling consumer product complaints. If dietary supplements or food products contain contaminants or allergens or do not contain the type or quantity of dietary ingredient they are represented to contain, the FDA would consider those products to be adulterated or misbranded. Our business is subject to additional FDA regulations, such as new dietary ingredient regulations and adverse event reporting regulations that require us to document and track adverse events and report serious adverse events that involve hospitalization, permanent impairment or death associated with consumers’ use of certain of our products. Compliance with these regulations has increased, and may further increase, the cost of manufacturing and selling certain of our products as we incur internal costs, oversee and inspect more aspects of third-party manufacturing and work with our vendors to assure they are in compliance and maintain accurate recordkeeping to establish controls. Failure to comply with good manufacturing practices could also result in product recalls.

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

From time to time, there are unfavorable media reports regarding dietary supplements, which call for the repeal or amendment of DSHEA. Individuals or groups that are opposed to supplements or question their safety or efficacy attempt, from time to time, to use these media reports to propose legislation intended to amend or repeal DSHEA. Some of the legislative proposals may include variations on premarket approval, enhanced premarket safety or substantiation required and changing the definition of a “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

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

Our Pharmanex BioPhotonic Scanner and our current and future device products may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. The interpretation of the line between medical devices and non-medical devices in each country is subjective and varied, as well as subject to change based on industry precedent, influence from the medical device sector, and other factors. Our connected devices are subject to specific testing, certification, and/or registration governing the connectivity to mobile devices. We have been required to register our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems as medical devices in a few markets, and we also have received clearance from the FDA to market our Nu Skin Facial Spa and our Nu Skin RenuSpa iO devices for over-the-counter use. We have registered ageLOC Boost and Nu Skin WellSpa iO as medical devices in Thailand. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

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

COMPETITION

Products

The markets for our products are highly competitive. Our competitors include a broad array of marketers of beauty and wellness products and pharmaceutical companies, many of which have longer operating histories and greater name recognition and financial resources than we do. We compete in these markets by emphasizing the innovation, value and premium quality of our products and the reach, convenience and customer servicing of our distribution system. The personal touch our sales force provides is a key differentiator in our approach to sharing products with and retaining consumers.

Direct Selling

We compete with other direct selling companies, some of which have a longer operating history and greater visibility, name recognition and financial resources than we do. Leading global direct selling companies include Amway, Natura & Co and Herbalife. We also compete with local direct selling companies in the markets in which we operate. We compete with these companies to attract and retain our sales force and consumers based on the strength of our product offerings, sales compensation, multiple business opportunities, management and international operations.

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
●
Ingredient Innovations International Company, dba 3i Solutions—a manufacturing technology company, making ingredients more bioavailable and shelf stable across food, beverage, supplements and personal care products.

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

Until January 2025, the Rhyz Other segment additionally included MyFavoriteThings, Inc., dba Mavely, a social commerce platform. As previously announced, we sold this business in January 2025. Mavely accounted for $69.6 million of our 2024 reported revenue.

In 2024, the Rhyz companies generated $286.6 million, or 17%, of our 2024 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and these companies enable us to reduce our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our owned and partner brands.

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had approximately 3,100 full- and part-time employees worldwide. This does not include approximately 8,200 sales employees in our Mainland China operations. Although we have statutory employee representation obligations in certain markets, our employees are generally not represented by labor unions except where expressly required by law. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Our human capital priorities include the following:

Capability—Hiring, Engagement, Development and Retention. We seek to hire and retain employees with the talents and capabilities to succeed at our company. The level of competition for qualified employees is high, owing to employment market trends both internationally and in Utah, where our corporate headquarters are located. These conditions have made it difficult to fill some job positions and retain employees. We address this issue by building a strong employer brand, allowing remote work options to reach potential employees in other locations, and providing competitive compensation and benefits. In addition, our hiring and retention efforts must be consistent with our overall business size and strategy. During 2024, we engaged in restructuring initiatives, in which we canceled some open job positions and reduced our employee headcount to enable us to operate more efficiently.

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

Culture—A High-Performance and High-Engagement Work Environment. All of our full- and part-time employees are responsible for upholding the Nu Skin Code of Conduct and for striving to follow the Nu Skin Way, our global culture aspiration, which includes the following principles:

● A force for good ● Accountable and empowered ● Bold innovators ● Customer obsessed	● Direct and decisive ● Exceptional ● Fast speed ● One global team

Inclusion. We believe an inclusive work environment allows us to benefit from unique perspectives and provides vitality, creativity, new ideas and growth. We are committed to being a force for good as we seek, develop, and empower diverse individuals and perspectives. We aspire to be a global community where every employee, entrepreneur, and consumer knows and feels they belong.

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

We also incorporate inclusion practices into our hiring process. We conduct training to create awareness of unintentional biases that may be present in the hiring process. We work to ensure the wording of our job postings is inclusive and utilize multiple broad-based candidate search engines to expand our talent pools and increase our access to diverse candidates.

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

Our Board’s committees engage with our senior management and head of Human Resources regarding human capital management on a regular basis. Working with management, our Board’s committees oversee and receive reports on matters including culture and inclusion, compensation, benefits, key talent succession planning and employee engagement. In addition, each year, our management reports to the Compensation and Human Capital Committee on management’s annual assessment of risks related to our compensation policies and practices.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 14, 2025 are as follows:

Name	Age	Position
Steven J. Lund	71	Executive Chairman of the Board
Ryan S. Napierski	51	President and Chief Executive Officer
James D. Thomas	46	Executive Vice President and Chief Financial Officer
Chayce D. Clark	42	Executive Vice President and General Counsel
Steven K. Hatchett	53	Executive Vice President and Chief Product Officer
Justin S. Keisel	51	Executive Vice President and President of Global Sales

Steven J. Lund has served as Executive Chairman of our board of directors since 2012. Mr. Lund previously served as Vice Chairman of our board of directors from 2006 to 2012 and as President, Chief Executive Officer and a member of our board of directors from 1996, when we went public, until 2003. Mr. Lund is a trustee of the Nu Skin Force for Good Foundation, a charitable organization that our company established to help encourage and drive philanthropic efforts for our company, sales force and employees to enrich the lives of others. Mr. Lund worked as an attorney in private practice prior to joining our company as Vice President and General Counsel. He received a B.A. degree from Brigham Young University and a J.D. degree from Brigham Young University’s J. Reuben Clark Law School.

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

James D. Thomas has served as our Chief Financial Officer since 2023. He previously served as our Senior Vice President and Chief Accounting Officer from 2019 until 2023 and as Vice President of Finance and Accounting from 2017 until 2019. Since joining Nu Skin in 2010, he also has served as Corporate Controller and as an Internal Auditor. Before joining Nu Skin, he worked as an assistant controller of another publicly reporting company and served in the assurance practice at PricewaterhouseCoopers LLP. Mr. Thomas holds B.S. and Master of Accounting degrees from Utah State University.

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

Steven K. Hatchett joined our company in 2018 and served as Senior Vice President of Global Manufacturing until 2021, when he began serving as Senior Vice President of Global Products. He became Executive Vice President and Chief Product Officer in 2022. From 2015 to 2018, he served as CEO of Elevate Health Sciences, a nutritional supplement manufacturer that our company acquired in 2018, at which time he began serving as President until December 2020. Previously, he served as vice president of manufacturing and product innovation at Forever Living Products, and as CEO and President at Cornerstone Research and Development.

Justin S. Keisel has served as our Executive Vice President and President of Global Sales since March 2024. Mr. Keisel first joined our company in 1998, where for 14 years he primarily worked in roles supporting growth in our North Asia and Southeast Asia markets. In 2012, Mr. Keisel accepted an offer to work for Rodan + Fields, where he held several positions from 2012 to 2019, serving most recently as vice president of global programs and field development from 2017 to 2019. Mr. Keisel returned to our company in 2019 as General Manager of our United States and Canada markets and served in that position until 2021, when he was promoted to President of our Americas region, the position he held until his March 2024 promotion. Mr. Keisel holds B.S. and M.B.A. degrees from Brigham Young University.

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

Risks Associated with Direct Selling and Our Sales Force
●	Challenges to the form of our network marketing system or to our business practices have harmed and could continue to harm our business.
●	Direct selling laws and regulations vary globally, are subject to interpretation or change, and may prohibit or severely restrict direct selling and cause our revenue and profitability to decline.
●	Improper sales force actions could harm our business.
●	Social media platforms’ decisions to prohibit, block or decrease the prominence of our sales force’s content could harm our business.
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

●	We may incur product liability claims that could harm our business.
Legal, Regulatory and Compliance Risks
●	We may become involved in legal proceedings and other matters that could adversely affect our operations or financial results.
●	Non-compliance or alleged non-compliance with anti-corruption laws could harm our business.
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

Data Security and Privacy Risks
●
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations, and the integrity of company, employee, sales force, customer or guest data, could expose us to litigation, liability, substantial negative financial consequences and harm to our reputation.

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

Risks Associated with Direct Selling and Our Sales Force
Challenges to the form of our network marketing system or to our business practices have harmed and could continue to harm our business.

We have been, and may be in the future, subject to challenges and inquiries by government regulators regarding the form of our network marketing system. Legal and regulatory requirements concerning the direct selling industry generally do not include “bright line” rules and are inherently fact-based and subject to interpretation. As a result, regulators and courts have discretion in their application of these laws and regulations, and the enforcement or interpretation of these laws and regulations by government agencies or courts can change.

During the past several years, settlements and other judicial orders between the U.S. Federal Trade Commission (“FTC”) and other direct selling companies and guidance from the FTC have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. These developments have created ambiguity as to the proper interpretation of the law and related court decisions. The FTC has been active and aggressive in its enforcement activities, taking action in some cases to require other multi-level marketing companies to cease engaging in multi-level marketing or to modify their business models. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

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

●
In 2024, the FTC issued guidance concerning multi-level marketing. The guidance indicates an increasingly restrictive view of multi-level marketing, compensation structures, earnings claims and a company’s protection from liability for claims made by members of its sales force.

●
In 2025, the FTC issued a Notice of Proposed Rulemaking (“NPR”) and an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding potential rules governing earnings claims for multi-level marketers. The NPR proposes to prohibit multi-level marketers from making deceptive earnings claims, and it would require them to have written substantiation to back up any earnings claims and make that substantiation available to consumers upon request. The ANPR indicates that the FTC is considering additional restrictions on earnings claims and recruiting by multi-level marketers.

Although we take steps to educate our sales force on proper claims, if members of our sales force make improper claims, or if regulators determine we are making any improper claims, this could lead to an FTC investigation and could harm our business. The FTC’s increased scrutiny of earnings claims, as reflected in the NPR and ANPR, could lead to more FTC actions regarding improper claims, as well as new industry standards or new rules that could potentially limit our ability, and the ability of our sales force, to make earnings claims, which could harm our ability to grow our sales force.

In addition, any FTC proposed rules, guidance or enforcement actions could lead to new industry standards or new rules, or they could limit the levels in the network for which payments can be made, any of which could impact our business and require us to amend our global sales compensation plan. With a majority of our revenue in the United States coming from sales to retail customers and preferred customers, we believe that we can demonstrate consumer demand for our products, but this may not be sufficient under the FTC’s increasingly restrictive view of multi-level marketing and we continue to monitor developments to assess whether we should make any changes to our business or global sales compensation plan. If we are required to make changes due to either rulemaking or an enforcement action against our company, our business could be harmed.

From time to time, we also are subject to challenges by private parties in civil actions. We are aware of civil actions against other direct-selling companies in the United States that have resulted in significant settlements, and any civil actions against us could similarly result in significant settlements. Allegations directed at us and our competitors regarding the legality of multi-level marketing in various markets and adverse media reports have also created intense public scrutiny of us and our industry. Consumer protection groups and organizations (such as the Better Business Bureau and Truth in Advertising) also generate media and regulatory scrutiny of companies in our industry through regulatory referrals and other channels of publicity. All of these actions and any future scrutiny of us or our industry could generate negative publicity or further regulatory actions that could result in fines, restrict our ability to conduct our business in our various markets, enter into new markets, motivate our sales force and attract consumers.

Direct selling laws and regulations vary globally, are subject to interpretation or change, and may prohibit or severely restrict direct selling and cause our revenue and profitability to decline.

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

Complying with these widely varying and sometimes inconsistent rules and regulations can be difficult, time-consuming and expensive, and requires significant resources. The laws and regulations governing direct selling are modified from time to time, and like other direct selling companies, we are subject from time to time to government inquiries and investigations in our various markets related to our direct selling activities. This can require us to make changes to our business model and aspects of our sales compensation plan in the markets impacted by such changes and investigations. For example, in 2025, the FTC issued a Notice of Proposed Rulemaking (“NPR”) and an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding potential rules governing earnings claims for multi-level marketers. The NPR proposes to prohibit multi-level marketers from making deceptive earnings claims, and it would require them to have written substantiation to back up any earnings claims and make that substantiation available to consumers upon request. The ANPR indicates that the FTC is considering additional restrictions on earnings claims and recruiting by multi-level marketers. In addition, markets where we currently do business could change their laws or regulations to prohibit direct selling. If we are unable to obtain necessary licenses and certifications within required deadlines or continue business in existing markets or commence operations in new markets because of these laws, our revenue and profitability may decline. Any delay could negatively impact our revenue.

Improper sales force actions could harm our business.

Sales force activities that violate applicable laws, regulations or policies, or that are alleged to do so, have harmed our business and reputation and resulted in government or third-party actions against us, and they could do so in the future.

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

Except in Mainland China, members of our sales force are not employees and act independently of us. The most significant area of risk for such activities relates to improper product claims and claims regarding the business opportunity of joining our sales force. For example, in 2021, the FTC sent a notice to more than 1,100 companies, including us, that outlined several practices that the FTC determined to be unfair or deceptive in prior administrative cases. These practices relate to earnings claims, other money-making opportunity claims, and endorsements and testimonials. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the prior administrative cases and could incur significant civil penalties if they or their representatives fail to do so.

We implement strict policies and procedures to help ensure our sales force complies with legal requirements. However, given the size of our sales force, we experience problems from time to time. For example, product claims made by some of our sales force in 1990 and 1991 led to a FTC investigation that resulted in our entering into two consent agreements with the FTC and various agreements with state regulatory agencies. In addition, rulings by the South Korean Fair Trade Commission and by judicial authorities against us and other companies in South Korea indicate that, if our sales force engages in criminal activity, we may be held liable or penalized for failure to supervise them adequately. Our sales force may attempt to anticipate which markets we will open in the future and begin marketing and sponsoring activities in markets where we are not qualified to conduct business. We could face fines, suspensions or other legal action if our sales force violates applicable laws and regulations, and our reputation and brand could be negatively impacted.

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

Social media platforms have decided, and could in the future decide, to prohibit, block or decrease the prominence of our sales force’s content for any reason, which harms our business, particularly as our business is becoming increasingly dependent on social commerce. For example, due to concerns with multi-level marketing, the TikTok and WhatsApp Business platforms’ community guidelines prohibit content related to multi-level marketing. In addition, Pinterest and Facebook prohibit ads that promote multi-level marketing opportunities, and Pinterest has also imposed restrictions on weight loss products, claims and photos. Moreover, some social marketplace platforms reduce visibility of product offers or posts based on pricing, degree of brand awareness or other factors that could apply to our products. Additional social media platforms’ adoption of similar or stricter policies could significantly hamper our sales force’s ability to promote our products and attract consumers, which could cause our revenue to decline. Our reputation could also be harmed if our sales force violates any social media platform’s community guidelines.

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

●
The laws and interpretations regarding “independent contractor” status in certain jurisdictions, including the United States and the European Union, continue to evolve, and in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies. For example, in March 2024, a regulation of the U.S. Department of Labor went into effect that alters the employee vs. independent contractor analysis under the Fair Labor Standards Act in a way that could potentially cause more workers to be classified as employees. In addition, the European Union’s Platform Work Directive, which was adopted in 2024, directs EU member states to implement national laws by December 2026 regulating the classification of platform workers and setting a rebuttable presumption of employment in certain scenarios. There may be differences in how the various EU member states implement this directive.

●
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

Over the past several years, the environment for direct selling has become increasingly difficult due to customer trends, increased competition from other affiliate marketing and gig economy businesses, and a stricter regulatory environment across many of our markets. Our ability to improve our financial performance largely depends on our ability to anticipate and/or react in a timely and effective manner to changes in consumer spending patterns and preferences regarding products, platforms, and business opportunities in the affiliate gig and sharing economy. Our operating results have been and could be adversely affected if our business opportunities, platforms, products and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and sales force members.

Factors affecting the attractiveness of our business opportunities, platforms, products and other initiatives include, among other things, shifting consumer demands, perceived product quality and value, similarities to other products, product exclusivity or effectiveness, growth of the gig economy, disruption of retail commerce and e-commerce by social commerce, demographic trends, the strength of our brand and public image, growth of connected commerce, sustainability factors, diversity and inclusion initiatives, economic competitiveness of our business opportunity in the marketplace, perceived ability of potential affiliates to succeed in our business opportunity, accepted methods of selling products to customers in the affiliate and member-based platform environment, the quality and accuracy of the data we use in running our business, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention and regulatory restrictions on claims. If we are unable to anticipate or adapt to changes in consumer preferences and trends, our business, financial condition and operating results could be materially adversely affected. Likewise, if we are unable to anticipate or adapt to changes in the affiliate marketing, gig and sharing economies, our ability to capture growth trends in the social commerce marketplace could be materially adversely affected.

To adapt our business to current macroeconomic trends, we are taking the following actions, all of which entail risks:

●
We have begun to roll out an enhanced sales compensation structure that incorporates additional features that may appeal to prospective affiliates in the rapidly expanding gig and sharing economies. However, the need to develop affiliate sales teams to take full advantage of our sales compensation plans or other incentives may be viewed negatively by such prospective affiliates who are familiar with other gig and sharing opportunities. In addition, even if the changes to our sales compensation structure are successful in attracting such prospective affiliates, the changes might at the same time be viewed negatively by current and long-time members of our sales force who have already developed affiliate sales teams. We plan to continually evaluate potential changes to our sales compensation structure to address the evolving commercial environment, and any such changes could have a negative impact on our revenue.

●
We are exploring new channels for generating revenue and attracting affiliates and consumers through third-party product marketplace partnerships, influencer partnerships and paid search initiatives. However, there is no assurance that these initiatives will be successful, and an inability to own and grow our brand through multiple channels could harm our business. In addition, these omni-channel activities may create perceptions of channel conflict with and amongst our affiliate sales force and, thus, have an adverse effect on revenue.

●
We are currently working through a significant digital transformation in our business. This transformation involves the development of new and enhanced digital tools for our Sales Leaders and consumers, including new digital apps and an improved website design and e-commerce functionality, as well as new products, including connected devices. Our digital transformation has required significant expenditures, and it will continue to require significant expenditures over the next several years. We face the risk that we will ultimately be unable to develop these items, that their development will be more costly or take longer than anticipated, or that the applications and platforms we have and will develop will not meet the expectations of our sales force and/or consumers. Any of these eventualities could have a material negative impact on our business, sales force, consumer development and revenue.

●
We are currently pursuing an initiative to optimize the size of our product portfolio, which includes the discontinuation of some products. If we are unable to transition existing customers to a similar or alternative product, or we are unable to anticipate changes in consumer and sales force preferences and trends, or the discontinuation of products causes increased customer attrition, our business, financial condition and operating results could be materially adversely affected.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We also face challenges retaining our sales force as the population of our markets transitions to a younger, millennial/Gen Z demographic, with its associated new and different dynamics of connection through social media platforms, gratification and loyalty behaviors, particularly as this segment becomes a greater share of our revenue. It is possible that, over time, increasing negative perceptions about business opportunities that involve multi-level compensation programs, particularly as affiliate marketing programs gain greater prominence in the gig economy, could develop and increase among these younger demographics, which would be detrimental to our business if we are unable to adapt and offer similar opportunities and rewards while still differentiating our business. In addition, as affiliate marketing programs gain greater market share, our competition for participants from our target market becomes more intense.  Moreover, when sales through social sharing do not generate repeat purchases or subscriptions at the same rate as other sales, this creates revenue volatility and/or declines. Many in the younger demographic are particularly savvy with social sharing across multiple business opportunity platforms. Some of our initiatives have not generated lasting excitement and engagement among our sales force in the long term, and at times, our initiatives have not sufficiently generated sales force activity and productivity or motivated Sales Leaders to remain engaged in business building and developing new Sales Leaders. These outcomes could recur in the future. Some initiatives have had, and could continue to have, unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans, incentive rewards, and recognition practices. The introduction of a new product or key initiative can also negatively impact other product lines to the extent our Sales Leaders focus their efforts on the new product or initiative.

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

Difficult economic conditions, such as high unemployment levels, inflation, deflation, or recession, have in the past, and could continue to, adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, may cause governments to increase their regulatory enforcement activity to alleviate budget shortfalls, and may otherwise adversely impact our operations and overall financial condition. For example, we believe inflation had a negative impact on our 2022 and 2023 sales by curbing the discretionary spending of our consumers. Inflation also has increased the cost of our inventory and shipping expenses. Higher interest rates have increased our interest expense, as our credit facility entails variable-rate interest; moreover, our interest rate swap arrangements are currently scheduled to expire in July 2025, at which time our interest expense could further increase. In addition, the economy in Mainland China continued to be challenging during 2024, including with deflationary pressures, capital markets, and tangible asset markets. All of these conditions could continue in 2025.

Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

The markets for our products are intensely competitive. The success of our products is dependent on our ability to anticipate and respond to market trends and changes in consumer preferences and to maintain a product offering and pipeline that is relevant and priced accessibly to consumers. Our products compete directly with branded, premium retail products and with the products of other direct selling companies, and many of our competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. Because of regulatory restrictions concerning claims about the efficacy of beauty and wellness products, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the beauty and wellness market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies to meet consumers’ needs and demands and reach a wider audience or if we fail to provide a competitive product price to value proposition to consumers.

In addition, the emergence and increased adoption of artificial intelligence (“AI”) could cause us to fall behind competitively. In the rapidly evolving landscape of e-commerce and digital enterprises, AI technologies are playing a pivotal role in enhancing customer experiences through personalized recommendations, streamlined purchasing processes and targeted marketing strategies. Automation through AI also could streamline supply chain management, inventory tracking and order fulfillment, leading to increased efficiencies and cost effectiveness. As AI technologies become integral to improving operational efficiency, customer engagement and decision-making processes, our competitiveness and reputation could be harmed if we are unable to adopt and utilize these technologies as quickly or efficiently as our competition.

We also compete with other direct selling companies, affiliate marketing companies and gig economy companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan. Moreover, certain companies in the affiliate marketing and gig economy are growing rapidly and enable seamless product sharing via social media platforms. In some of our markets, these social media platforms are integrated into product marketplaces to enable even faster affiliation of product offerings to potential customers. These companies have disrupted and continue to disrupt the traditional direct selling space. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding and innovative. Successfully marketing our sales compensation plan in a way that differentiates it from our competitors could become more difficult as the FTC increases its scrutiny of earnings claims. Likewise, continued tightening of social media platform policies could limit our sales force’s ability to differentiate our products and business opportunities. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

Critics of our industry, consumer protection groups, short sellers and other individuals have in the past and may in the future utilize the internet, social media, the media and other means to publish criticisms of the industry, our company and our competitors, or make allegations regarding our business and operations, or the business and operations of our competitors. In some cases, such adverse publicity or allegations can lead to government and regulatory scrutiny. We continue to see adverse publicity regarding our company and the direct selling and wellness industries. We or others in our industry may receive similar negative publicity or allegations in the future, and it may harm our business and reputation. Furthermore, the use of social media by our sales force and by critics can increase the reach of negative publicity. For example, if a member of our sales force makes an improper claim about our products or business opportunity on social media, or if a critic of our company posts negative information about our company on social media, it has the potential to be disseminated widely and noticed by the media or regulators.

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

We train our sales force in Mainland China on how our Mainland China business model differs from our global business model. However, Sales Leaders in Mainland China may attend regional and global events or interact with Sales Leaders from other markets. Although our global model and Mainland China business model differ, mistakes may be made as to how those working in Mainland China should promote the business in Mainland China. These mistakes by our sales force, or allegations of such mistakes, have led, and may in the future lead, to government reviews and investigations of our operations in Mainland China, as well as adverse publicity, reputational harm and adjustments or interruptions to our operations, all of which has and could in the future have a significant negative impact on our revenue and the number of Sales Leaders and Customers in the region.

If direct selling regulations in Mainland China are modified, interpreted or enforced in a manner that results in negative changes to our business model or the imposition of a range of potential penalties, our business could be significantly negatively impacted.

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit overseas personnel from participating in direct selling in Mainland China. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. We will evaluate potential changes to the structure of our sales compensation in Mainland China to address the evolving commercial environment and, as the need arises, the evolving regulatory environment. Any such changes could have a negative impact on our sales in that market.

Members of our sales force in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model. We generally compensate our Sales Leaders in Mainland China at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

Other than our direct selling subsidiary, we also have a separate subsidiary in Mainland China that is a registered independent entity that engages in cross-border e-commerce, through which one of our U.S. subsidiaries can sell a limited selection of products to consumers in Mainland China for their personal consumption. Cross-border e-commerce is separated from the direct selling sales channel in Mainland China. Our Sales Leaders can contract with the China entity, promote this cross-border e-commerce platform to introduce consumers to place orders on this platform, and receive limited compensation in return. Through this entity, the U.S. subsidiary sells ageLOC Meta, ageLOC Youth and certain other overseas products, which are neither registered for retail sale in Mainland China nor registered specifically as direct selling products and, therefore, can only be sold to local consumers for their personal consumption, cannot be sold through the direct selling channel, and cannot be resold. We also plan to begin selling additional overseas products through this channel. Although we take measures (1) to maintain legal separation between our cross-border e-commerce entity and our direct selling entity; and (2) to ensure the products sold on our cross-border e-commerce platform are for consumers’ personal consumption only, our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these cross-border e-commerce sales activities and related product claims, or the accompanying actions of our sales force, to our direct selling business, and make a determination they are in violation of direct selling, customs or other applicable laws.

Our Mainland China business also has an e-commerce platform in which it sells products directly to customers. We permit members of our sales force to promote this e-commerce platform and refer customers to it, in addition to their participation in our direct selling business, and they receive compensation based on our sales on this platform to customers they have referred. Although we take measures to segregate this e-commerce business from our direct selling business as appropriate, it is possible that our business in Mainland China could be negatively impacted if regulatory authorities determine that these e-commerce sales activities and compensation are inconsistent with the direct selling laws.

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

To expand our direct selling model into additional provinces in Mainland China, we currently must obtain a series of approvals from district, city, provincial and national government agencies with respect to each province in which we wish to expand. Government authorities have not been issuing new licenses since the beginning of the 100-day action in 2019. When the process for obtaining government approvals to conduct direct selling is operational, it often evolves and is lengthy, as we are required to work with a large number of provincial, city, district and national government authorities. The complexity of the approval process as well as the government’s continued cautious approach as direct selling develops in Mainland China makes it difficult to predict the timeline for obtaining these approvals. Furthermore, any media or regulatory scrutiny of our business in Mainland China could increase the time and difficulty we may face in obtaining additional licenses. If media or regulatory scrutiny of our business in Mainland China results in significant delays in obtaining licenses elsewhere in Mainland China, or if the current processes for obtaining approvals are delayed further for any reason or are changed or interpreted differently than currently understood, our ability to receive direct selling licenses in Mainland China and our growth prospects in this market could be negatively impacted.

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

As we expand our direct selling channel, we face additional product marketing restrictions compared to our retail store channel. Under applicable direct selling regulations in Mainland China, we can only register products for direct selling if we manufacture them and if they fall within categories that are authorized for direct selling, such as cosmetics, cleaning supplies, health foods, healthcare devices, small kitchen utensils and household appliances. Products that are not registered for direct selling are prohibited from being marketed or sold through our direct sales channel. The process for registering products for the direct sales channel in Mainland China is subject to delays; in fact, government authorities have not been processing new registrations for direct selling since the beginning of the 100-day action in 2019. Any marketing or sale of non-direct selling products by our independent direct sellers could result in negative publicity, fines and other government sanctions being imposed against us, including if a product is initially classified as a direct selling product but is later re-classified.

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

It is unpredictable what impact, if any, the recent change in political administrations in the United States will have on the above risks. If actions by the United States or other jurisdictions cause any of the above risks to materialize, our financial position and results of operations could be negatively affected.

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

In 2024, approximately 70% of our sales occurred in markets outside of the United States in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2024, we had $27.4 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $22.4 million.

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

The United States and other foreign jurisdictions may change customs regulations or tariff rates that are applied to our imports or exports at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. The new political administration in the United States has signaled an intention to use tariffs more robustly in pursuing government policy and has already implemented some new tariffs. When increases are made to U.S. duty rates or tariffs, reciprocal action by other countries sometimes occurs, and any such increases could impact the price of our products and cause a decline in the demand for our products. We rely on the use of Free Trade Agreements, where available, that may experience alterations, suspensions or cancellations, which could increase our customs expense or otherwise harm our business. In addition to duties and tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, increasing regulatory requirements, or other actions that impact our ability to obtain necessary licenses or approvals could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced fluctuations in Sales Leaders, Paid Affiliates and Customers in the past and will likely continue to experience such fluctuations in the future. For example, our Customers in Mainland China declined 27% from December 31, 2023 to December 31, 2024, and during the two-year period from December 31, 2022 to December 31, 2024, our global Customers, Paid Affiliates and Sales Leaders declined 27%, 39% and 24%, respectively. If our business, products and initiatives do not drive growth and/or sales productivity in Sales Leaders, Paid Affiliates and Customers, our operating results could be further harmed.

The number and productivity of our sales force is negatively impacted by several additional factors, including:

●	any adverse publicity or negative public perception regarding us, our products or ingredients, our distribution channel, or our industry or competitors;
●	lack of interest in, dissatisfaction with, or the technical failure of, our products or digital tools;
●	lack of compelling products or income opportunities, including through our sales compensation plans and incentive trips and other offerings;
●	negative sales force reaction to changes in our sales compensation plans or our failure to make changes that would be necessary to keep our compensation competitive with the market;
●	interactions with our company, including our actions to enforce our policies and procedures and the quality of our customer service;
●	any regulatory actions or charges against us or others in our industry, as well as regulatory changes that impact product formulations and sales viability;
●
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies and affiliate marketing, pandemics or other conditions that curtail person-to-person interactions, and the ongoing conflicts in Russia/Ukraine and Israel/Hamas which have caused distraction to our sales force;

●	changes in the policies of social media platforms and product marketplaces used to prospect or recruit potential consumers and sales force participants;
●	recruiting efforts of our competitors and changes in consumer-loyalty trends;
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market;
●	growing gig economy competition which may draw away potential product sellers, affiliates, and influencers;
●	our sales force’s increased use of social sharing channels, which may enable them to more easily engage their consumers and sales network in other opportunities;
●	lack of sufficient tools to create customer interest in our products and to manage and build a personalized business; and
●	our and our sales force’s ability to implement social commerce and other selling platforms that appeal to consumers.

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

The success of our business also depends on our key Sales Leaders. For the three months ended December 31, 2024, we had approximately 36,912 Sales Leaders. As of December 31, 2024, approximately 253 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China approximately 72 key Sales Leaders were playing a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders (or other sales force members that they train, collaborate with, support and service) for a substantial majority of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

Risks Associated with Our Manufacturing and Operations
Production difficulties, quality control problems, inaccurate forecasting, shortages in ingredients, and reliance on our suppliers could harm our business.

Production difficulties, quality control problems, inaccurate forecasting, and our reliance on third-party suppliers to manufacture and deliver products that meet our specifications in a timely manner have harmed our business and could do so in the future. Occasionally, we have experienced production difficulties with respect to our products, including the availability of labor, raw materials, components, packaging, and products that do not meet our specifications and quality control standards. These production difficulties and quality problems have in the past resulted, and could in the future result, in stock outages or shortages in our markets with respect to such products, harm our sales, or create inventory write-downs for unusable products.

In addition, we and manufacturers in our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. A loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. In addition, we obtain some products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to maintain or renew our contracts with any of these suppliers, manufacturers or other third parties, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our products, including ageLOC Meta and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that may only be harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, climate or environmental events, fires, floods, earthquakes, labor shortages, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, global uncertainties, acts of terrorism, and other external or macroeconomic factors over which we have no control. For example, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) may be widespread and unpredictable. Certain impacts of physical risk may include temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain components; flooding and storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. These risks may be heightened if we consolidate certain of our manufacturing, distribution, or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we pursue our current strategy of acquiring manufacturing companies and thereby conducting more of our manufacturing in-house. The loss of, or disruption or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, reputation, results of operations and financial condition. Also, if we are unable to maximize our production output (whether through internal or external customer orders) in our owned manufacturing facilities, this could increase our manufacturing variance and harm our business.

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

In addition, the size and condensed schedule of these product offerings increase pressure on our supply chain and order processing systems. We have failed, and may in the future fail, to appropriately scale our system capacity and operations in response to unanticipated changes in demand for our existing products or to the demand for new products, which reduces our sales force’s confidence in our business and could harm our reputation and profitability.

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

If we do not accurately forecast sales levels in each market for product launches or ongoing product sales, obtain sufficient ingredients, components or packaging, or produce a sufficient supply to meet demand, we may incur higher expedited shipping costs and we may temporarily run out of stock of certain products, which could negatively impact the enthusiasm of our sales force and consumers. Conversely, if demand does not meet our expectations for a product launch or ongoing product sales or if we change our planned launch strategies or initiatives, we could incur inventory write-downs. For example, during the third quarter of 2023, we made the strategic decision to re-balance and narrow our product portfolio, which resulted in an incremental $65.7 million inventory write-off. We incurred an additional inventory write-off of $38.8 million during the fourth quarter of 2024. Each of these issues has impacted us in the past, and they could again occur with our ongoing or future product offerings. If we fail to effectively forecast product demand in the product launch process or for ongoing product sales, our reputation and profitability also could be negatively impacted.

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

In addition, to the extent we expand into new markets, our efforts might not be successful in driving growth. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may have difficulty attracting Brand Affiliates to our business opportunity due to our lack of name recognition, growing competition in the affiliate gig and sharing economies, or other reasons, and it may be difficult to find and retain qualified employees and vendors. We also might be unable to successfully navigate the risks inherent in international operations, such as differing legal and regulatory requirements that may apply to our products and/or operations, including those that pertain to privacy and data protection, direct selling, employment and intellectual property. If we do not successfully execute plans to enter new markets, these new markets may not generate growth and may be unprofitable, causing our business, financial condition or results of operations to be adversely affected.

System failures, capacity constraints and other information technology difficulties could harm our business.

Our business operations, spanning across global markets and involving intricate sales compensation systems, heavily depend on a variety of interconnected technology platforms. These include our websites, mobile apps, cloud services, data centers, databases, and networks. These systems are critical for accepting and processing orders, managing our sales force and customer support, calculating and distributing compensation, running corporate and regional operations, generating accurate financial reports, and other aspects of our business. Ensuring their functionality and reliability is essential for maintaining our reputation, sustaining operations, and supporting our sales force and customer base.

We are actively modernizing our e-commerce platform to adapt to emerging trends in online retail, social media integration, and hybrid marketing strategies. To support this transformation, we have partnered with Infosys Limited as our primary managed services provider, leveraging their expertise to enhance operational efficiency and deliver results through our digital channels. While these initiatives are designed to strengthen our competitive position, they come with inherent risks tied to implementation complexity and dependency on third parties.

Our systems, as well as those managed by third-party providers, are exposed to potential disruptions from events such as fires, floods, earthquakes or other natural disasters, human error, physical break-ins, computer viruses, cyberattacks, power outages, system malfunctions and other events. Despite investing in preventive measures like redundancies, enhanced security, and disaster recovery plans, we have experienced system failures, outages, cyberattacks and other disruptions, and we will likely experience them in the future. Any prolonged system disruption could harm our ability to operate effectively, damage our reputation, or lead to financial losses.

The shift to cloud-based and outsourced solutions further heightens our reliance on third-party providers, including Amazon Web Services for core computing needs and Infosys Limited for managed services and digital channel operations. Disruptions in these partnerships or challenges in transitioning services could delay critical business processes and increase operational costs.

Our digital transformation efforts, though critical for our future growth, require significant investment and come with the risk of unforeseen challenges. For example, in 2018, we incurred substantial costs, including $49 million in asset impairments and $22 million in severance-related expenses, as we overhauled outdated technology systems. We have incurred additional asset impairments, most recently in the fourth quarter of 2024 when we wrote down $29 million of information technology assets. As we continue to re-architect legacy systems and roll out new tools, we face the possibility of further costs, delays, or disruptions.

Moreover, our growing business places additional demands on our technology infrastructure, particularly our e-commerce channels. Despite ongoing investments to expand and upgrade our systems, any inability to handle increased traffic or transaction volumes could impede order processing, impact customer satisfaction, and harm our financial performance.

In summary, while we are committed to evolving and enhancing our technology systems, these initiatives involve considerable risks. Any failure to address these challenges effectively could disrupt our operations, erode stakeholder confidence, and adversely affect our financial results.

Any acquired companies or future acquisitions may expose us to additional risks.

We have acquired certain businesses, and we plan to continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. At any particular time, we may be in various stages of assessment, discussion and/or negotiation with regard to one or more potential acquisitions or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties, and some of our past acquisition targets have been in industries in which we lack operational or market experience. Our past acquisitions have entailed, and future acquisitions could entail, numerous risks, including:

●	difficulties in integrating acquired operations, employees or products;
●	the difficulties of imposing financial and operating controls on the acquired companies and their management and the potential costs of doing so;
●	the potential loss of key employees, customers, suppliers or distributors from acquired businesses;
●	disruption to our direct selling channel;
●	diversion of management’s and other employees’ attention from our core business;
●	the failure to achieve the strategic objectives of these acquisitions;
●	increased fixed costs;
●	financing structures that dilute the interests of our stockholders and/or result in an increase in our indebtedness;
●	the failure of the acquired businesses to achieve the results we have projected in either the near or long term;
●	the assumption of unexpected liabilities, including litigation risks or compliance issues not discovered during pre-acquisition diligence;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers;
●	the risk of being unable to protect intellectual property related to newly acquired technologies; and
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

Our products are subject to extensive government regulation by numerous federal, state, and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can, and often do, have several impacts on our business, including but not limited to:

●	delays in, or altogether prohibitions on, introducing or selling a product or ingredient in one or more markets;
●	delays and expenses associated with the registration and approval process for a product;
●	limitations on our ability to import products into a market;
●	delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, and scientific substantiation;
●	limitations on the claims we can make regarding our products; and
●	product reformulations, or the recall or discontinuation of certain products that cannot be reformulated to comply with new regulations.

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

Many laws and regulations govern the registration, pre-market approval or other aspects of regulatory oversight of our products. For example, in the United States, some legislators and industry critics have pushed for years to increase regulatory authority by the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA’s interpretation of the dietary ingredient notification requirements, and in 2016, the FDA issued revised draft guidance that superseded the 2011 version. In April 2024, the FDA issued new draft guidance replacing and expanding on the 2016 revised guidance. This draft guidance is not yet final but indicates that the FDA is expanding its definition of what is considered a “new dietary ingredient”. While still in flux, if enacted as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past. Similarly, from time to time, efforts are made by some individuals or groups to repeal the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), the U.S. law that provides a separate body of regulations for dietary supplements as compared to drugs. Such a repeal would result in significant burdens to our product development, and the costs of running our business would increase significantly. We face similar pressures in our other markets, which continue to set restrictions on ingredients and their acceptable maximum levels, as well as on ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 (“novel foods”) without going through an extensive registration and pre-market approval process.

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

Additionally, state statutes throughout the United States create private rights of action for individuals claiming harm from false or misleading marketing claims that can lead to the assertion or filing of class action lawsuits. There can be no assurance that we will not be subject to class action lawsuits asserting false or misleading marketing claims, which could harm our business.

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

While we have not been required to register our device products as medical devices in most markets, we have registered some of them in some markets, including ageLOC Boost and Nu Skin Wellspa iO in Thailand and our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems in Indonesia, Thailand, Peru and Colombia. We also sought and received clearance from the United States Food and Drug Administration to market our Nu Skin Facial Spa device and, more recently, our Nu Skin RenuSpa iO device for over-the-counter use.

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

We have been, and regularly are, a party to litigation, government inquiries or investigations, audits or other legal matters. These legal proceedings can include, among other things, claims alleging violation of the federal securities laws or state corporate laws, or claims related to employment matters, contracts, intellectual property, fair-competition/anti-trust laws, our products, business opportunity or advertising, defamation, negligence, data breaches, privacy compliance, or other matters. Claims have been brought by regulators, investors, members of our sales force, consumers, employees, and other private parties and in some cases have been brought as class action lawsuits.

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

Non-compliance or alleged non-compliance with anti-corruption laws could harm our business.

Our international operations are subject to various anti-corruption laws in the jurisdictions where we operate, including principally the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA prohibits companies and their agents or intermediaries from offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise for the purpose of obtaining or retaining business. The FCPA also requires public companies to make and keep books and records, which, in reasonable detail, accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. Significant international regulation of our industry and accordingly our business operations requires our employees, agents, and intermediaries to interact frequently with public officials, including officials of non-U.S. governments, in some highly regulated jurisdictions, including Mainland China. We dedicate time and resources to internal investigations of any allegation that we are not or may not be in compliance with the FCPA or other applicable international anti-corruption laws. Such allegations, even if untrue, may result in a government investigation by a foreign or U.S. regulator, including the U.S. Department of Justice and the Securities and Exchange Commission. Our corporate policies require all employees, agents and intermediaries to comply with the FCPA and other applicable anti-corruption laws, including the FCPA’s books-and-records and internal-accounting-controls requirements. Any regulatory determination, however, that our operations or activities are not in compliance with existing anti-corruption laws or regulations could result in the imposition of substantial fines and other penalties from U.S. or other regulatory entities.

Although we have implemented anti-corruption policies, controls and training globally to maintain an adequate system of books and records and internal accounting controls, we have in the past and may in the future have regulatory investigations and penalties. We cannot guarantee that our compliance efforts will prevent future investigations, fines or penalties under the FCPA or other anti-corruption laws.

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

We have implemented internal controls to help ensure the completeness and accuracy of our financial reporting and to detect and prevent fraudulent actions within our financial and accounting processes. We have also implemented compliance policies and programs to help ensure that our employees and sales force comply with applicable laws and regulations. Our internal audit team regularly audits our internal controls and various aspects of our business and compliance program, and we regularly assess the effectiveness of our internal controls. There can be no assurance, however, that our internal or external assessments and audits will identify all fraud, misstatements in our financial reporting, and significant deficiencies or material weaknesses in our internal controls. Material weaknesses have in the past resulted in, and may in the future result in, a material misstatement of our financial results, requiring us to restate our financial statements.

From time to time, we initiate investigations into our business operations to improve our regulatory compliance efforts or based on the results of our internal and external audits or on complaints, questions or allegations made by employees or other parties regarding our business practices and operations. In addition, our business and operations may be investigated by applicable government authorities. In the event any of these investigations identify material violations of applicable laws by our employees, sales force or affiliates, we could be subject to adverse publicity, fines, penalties or loss of licenses or permits.

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

Data Security and Privacy Risks
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations, and the integrity of company, employee, sales force, customer or guest data, could expose us to litigation, liability, substantial negative financial consequences and harm to our reputation.

We collect, transmit and/or store large volumes of company, employee, sales force, customer and guest data, including payment card information, personally identifiable information, health-related data, biometric information and other personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize, report and transmit such data. The various mobile applications, connected beauty and wellness devices, and other connected tools that we have developed or are developing also collect data. The integrity and protection of this data is critical to our business.

We are subject to various security and privacy regulations in the markets where we do business, as well as requirements imposed by the payment card industry. For example, the General Data Protection Regulation, which went into effect in the European Union in 2018, imposes increased data protection regulations, the violation of which could result in fines of up to 4% of annual consolidated revenue. Many other U.S. states and foreign jurisdictions have similarly enacted security and privacy regulations. This includes the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023 and expands the California Consumer Privacy Act (“CCPA”) of 2020. Other data privacy or data protection laws or regulations have been adopted or are under consideration in many other jurisdictions. We anticipate that federal, state and international regulators will continue to enact legislation related to data protection and privacy. These laws may impose restrictions on our ability to gather and/or transfer personal data, provide individuals with additional rights around their personal data, and place downstream obligations on our Brand Affiliates or other business partners relating to their use of information we provide. Many other jurisdictions, including California and Mainland China, have increased enforcement of laws and regulations that have recently taken effect. In addition, the FTC has taken an increasingly active approach to enforcing data privacy in the U.S. and has launched investigations and taken action against several large private companies over their data privacy practices in the past year. We believe these trends will continue.

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

In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Plaintiffs' counsels have also put forward a number of novel theories suing companies on the basis of their collection and use of information under existing privacy-adjacent laws. For example, there has been a recent increase in class action and individual litigation applying the provisions of the California Invasion of Privacy Act, enacted in 1967, to the use of common website technology. Although we monitor regulatory developments in this area, laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions, and we may not be aware of every development that impacts our business. Any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal information needed to provide our products and services, delay or impede the development of new products and services, or negatively impact the use of or demand for our products and services, any of which could harm our business. In particular, maintaining compliance with these and other evolving regulations and requirements around the world has required changes to our information system architecture, data transfer and data storage processes. For example, data privacy laws in Mainland China, the European Union and other jurisdictions place restrictions on the cross-border transmission of personal data, which could impede our ability to perform many business functions, including calculating and paying compensation to our sales force, absent significant changes to our information system architecture. In 2023, the European Union adopted a new adequacy decision for the E.U.-U.S. Data Privacy Framework. However, activist groups have already indicated an intent to challenge this new framework. Because of these challenges, there is constant uncertainty regarding the legal basis for data transfers to the United States from the European Union. This may result in the eventual interruption of such transfers and therefore the interruption of business functions that rely on these transfers. Changing our information system architecture and data transfer and storage processes is difficult and expensive. Investigations by the regulators of data security or protection laws across jurisdictions could also result in the payment of fines, reputational harm and an inability to continue doing business in certain jurisdictions. Class actions or other private actions by affected individuals in some jurisdictions could also result in significant monetary or reputational damage.

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

●
Consumer health data regulations—In addition to state comprehensive privacy laws, several states (Washington, Nevada and Connecticut) have passed targeted legislation regulating “consumer health information,” generally defined as personal information linked or reasonably linkable to a consumer that identifies their past, present, or future physical or mental health status. This broad definition likely imposes restrictions on our ability to gather this data. These new laws appear to require additional privacy policies and specific consents from consumers; compliance with these new laws may require significant time and effort. If found to be in violation of these laws, we may face regulatory scrutiny and fines. The cost of assessing and bringing company practices into compliance with these new laws can be significant and the risk of legal claims in the event of a non-compliance is increasing. For example, Washington’s “My Health, My Data” law creates a private right of action for non-compliance.

●
Artificial intelligence (“AI”)—If we introduce AI technologies into new or existing offerings or back-office functions, it may result in new or expanded risks and liabilities due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, and data privacy and security risks, all of which could adversely affect our business, reputation, and financial results.  For example, the use of AI technologies could lead to unintended consequences, such as accuracy issues, cybersecurity and data privacy risks, unintended biases, and discriminatory outputs, which could impact our ability to protect our data, intellectual property, and client information, or could expose us to intellectual property claims by third parties. In addition to these risks, several U.S. and international jurisdictions have passed laws regulating the use of AI technologies. For example, the European Union’s Artificial Intelligence Act has provided a regulatory landscape that private businesses will need to navigate with caution. The scale of penalties for non-compliance could be up to €35 million or 7% of global turnover. We anticipate we will only see an increase in regulation in this area, which may impact our ability to use AI technologies into our new or existing offerings or back-office functions, and new regulations may require reconstruction of technologies already in use.

The unauthorized access, use, theft or destruction of our information systems or of data that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

A breached or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force, customer or guest data. Although we take measures to protect the security, integrity, accessibility and confidentiality of our data systems, we experience cyberattacks of varying degrees and types on a regular basis. Although we use best efforts to detect and investigate all cyberattacks and data security incidents, it may be difficult to determine its scope of impact. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover attacks and determine their impact. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose confidential information to gain access to our systems, our data, or our users’ or customers’ data. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. The cost of investigation and response, including providing required breach notification obligations to individuals, regulators, and other third parties may be significant.  The risk of legal claims in the event of a security breach is increasing. A successful assertion of one or more large claims against us in the event of a data breach may exceed available insurance coverage or lead to increases in premiums or required deductibles. A data breach could also lead to a lack of consumer trust and negatively affect our reputation. These risks are likely to increase as we continue to expand operations and process increasing amounts of personal information, proprietary data and sensitive data.

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

There are increased and increasing expectations and focus from certain investors, Brand Affiliates, consumers, employees, regulators and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. For example, the European Union’s Packaging and Packaging Waste Regulation, which was adopted in December 2024, with some of its provisions becoming effective beginning in August 2026, regulates what kind of packaging can be placed on the EU market, as well as packaging waste management and prevention measures. Packaging not meeting the standards will no longer be allowed on the EU market.

In addition, some jurisdictions, including California and the European Union, have enacted laws requiring public disclosure of information in sustainability-related areas, and from time to time, we announce certain initiatives and goals in these areas. We could fail, or be perceived to fail, in our achievement of such initiatives or goals or in meeting stakeholders’ expectations, or we could fail in complying with laws or accurately reporting our progress on such initiatives, goals and expectations. Moreover, the standards by which corporate citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, such as with our carbon footprint, recyclability of our packaging, ingredients used in our products or the sourcing of such ingredients. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Our Common Stock
The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

Our Class A common stock closed at $42.88 per share on January 31, 2023 and closed at $6.55 per share on January 31, 2025. During this two-year period, our common stock traded as low as $5.95 per share and as high as $45.55 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

●	fluctuations in our operating results;
●	government investigations of our business;
●	trends or adverse publicity related to our business, products, industry or competitors;
●	the sale of shares of Class A common stock by significant stockholders;
●	our dividend policy;
●	demand, and general trends in the market, for our products;
●	acquisitions by us or our competitors;
●	economic or currency exchange issues in markets in which we operate;
●	changes in estimates of our operating performance or changes in recommendations by securities analysts;
●
speculative trading, including short selling and options trading, as well as stockholder activism and takeover activity, all of which may be more likely after a stock price decline such as ours in recent years; and

●	general economic, business, regulatory and political conditions.

Broad market fluctuations could also lower the market price of our Class A common stock regardless of our actual operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Our company is exposed to a variety of evolving cybersecurity risks. We invest in our cybersecurity program to manage and mitigate these risks. On an annual basis, we utilize our Enterprise Risk Management (“ERM”) program to estimate our annual loss potential based on our defined control framework and its overall effectiveness. In conjunction with our ERM program, the cybersecurity program references the CIS Critical Security Controls and the NIST Cybersecurity Framework (CSF) to guide our organization’s risk identification and mitigation procedures. In addition, we undergo an annual third-party external PCI penetration test, as well as third-party attack-surface monitoring to understand our potential vulnerabilities, threat vectors, and additional impacts to critical assets and operations. In addition, our cybersecurity team performs procedures to identify risks that inform our annual security roadmap. We also periodically review our cybersecurity policies and require cybersecurity training for our employees.

We periodically engage third-party cybersecurity experts to provide independent assessments of our cybersecurity readiness and control effectiveness. Our goal in collaborating with external cybersecurity firms is to gain insights and knowledge into emerging threats and vulnerabilities, industry trends and best practices to inform our risk remediation efforts. Additionally, we engage with our internal teams to perform tabletop exercises that inform our cybersecurity response capabilities and resilience.

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

At the Board of Directors level, our Audit Committee oversees our risks related to information security and privacy. To accomplish this responsibility, the Audit Committee meets quarterly with our CTO and CISO to receive and discuss updates on our cybersecurity program. Top risks, key initiatives, any material cyber incidents, remediation activity and security metrics are shared to report the overall loss potential, program effectiveness, risk management conditions and current threat landscape. Our Board of Directors is committed to maintaining a well-informed and security-aware business by regularly engaging through updates on the organization’s roadmap and evolving threat landscape.

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

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2025 was 207. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2024	—	$—	—	$162.4
November 1 – 30, 2024	—	—	—	$162.4
December 1 – 31, 2024	—	—	—	$162.4
Total	—	$—	—

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2024 of an assumed $100 investment in our Class A common stock, the S&P SmallCap 600 Consumer Staples Index (the “SmallCap Index”) and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P SmallCap 600 Consumer Staples Index

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/19
12/20
12/21
12/22
12/23
12/24
Nu Skin Enterprises, Inc.
S&P 500
S&P SmallCap 600 Consumer Staples

Measured Period	Nu Skin	S&P 500 Index	S&P SmallCap 600 Consumer Staples Index
December 31, 2019	100.00	100.00	100.00
December 31, 2020	138.78	118.40	111.14
December 31, 2021	132.76	152.39	143.15
December 31, 2022	114.25	124.79	133.89
December 31, 2023	55.88	157.59	153.95
December 31, 2024	20.30	197.02	155.83

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

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2024, our revenue of $1.7 billion was primarily generated by our three primary brands: our beauty brand, Nu Skin; our wellness brand, Pharmanex; and our anti-aging brand, ageLOC. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms. In all of our markets besides Mainland China, we refer to members of our independent sales force as “Brand Affiliates” because their primary role is to promote our brand and products through their personal and social networks.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our business arm known as Rhyz Inc. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2024, the Rhyz companies generated $286.6 million, or 17% of our 2024 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and these companies enable us to reduce our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our owned and partner brands.

Recent Developments

Until January 2025, the Rhyz businesses included MyFavoriteThings, Inc., dba Mavely, a social commerce platform. As previously announced, we sold this business in January 2025 for total consideration consisting of $230 million in cash, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price, and a number of shares of the purchaser’s common stock valued by the parties at $20 million. Following the completion of certain payments to other equity holders in Mavely, we expect to retain approximately $201 million of cash, subject to certain adjustments as set forth in the purchase agreement, and a number of shares of the purchaser’s common stock valued at $10 million. Mavely accounted for $69.6 million of our 2024 reported revenue.

Our Global Operations

In 2024, we generated approximately 30% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2024, our revenue was negatively impacted 4% from foreign-currency fluctuations compared to 2023. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Customers, Paid Affiliates and Sales Leaders

As of December 31, 2024, we had 831,972 persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate supplemental income by actively and consistently marketing and reselling products.

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

We have been successful in attracting and motivating our sales force by:

●	developing and marketing innovative, technologically and scientifically advanced products;
●	providing compelling initiatives and strong support; and
●	offering an attractive sales compensation, incentive, and recognition rewards structure.

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

Product Innovation

Our sales force markets and sells our products, and attracts others to the opportunity, based on the distinguishing benefits and innovative characteristics of our products. As a result, we leverage our scientific expertise and product development resources to introduce innovative beauty, wellness and anti-aging products. Our sales force is increasingly using social media to market and sell our products. To continue to leverage social media, it is imperative that we develop demonstrable products that are unique and engaging to younger consumers. We strive to strike a balance between the expenses associated with our scientific expertise and sales compensation with a competitive price point.

Any delays or difficulties in introducing compelling products or attractive initiatives or tools into our markets may have a negative impact on our revenue and our number of Customers, Paid Affiliates and Sales Leaders.

Our Product Launch Process

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. We refer to the entire process, beginning with the introductory offering through general availability of the product, as a product launch or our product launch process. The timing of the launch of a particular product often varies from market to market depending on such factors as customer demand, affiliate brand focus, product registration or other local legal requirements, and product availability in our supply chain.

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

Income Statement Presentation

We report revenue in nine segments, and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue associated with a contract is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. In most markets, we offer a return policy that allows our sales force to return unopened and unused product for up to 30 days for a full refund, or 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of annual revenue. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Cost of sales primarily consists of:

●	cost of products purchased from third-party vendors;
●	cost of self-manufactured products;
●	cost of adjustments to inventory carrying value;
●	freight cost of shipping products to our sales force and import duties for the products; and
●	royalties and related expenses for licensed technologies.

For markets other than Mainland China, in 2024, we sourced most of our beauty products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In addition, our Rhyz Manufacturing entities in the United States are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips, cost of sales force conventions and other rewards, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. The sales force conventions are held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we currently plan to hold a global convention approximately every other year. We held our last in-person global convention in the third quarter of 2024, with an east event in South Korea and a west event in the United States. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on business portfolios. Fluctuations occur in the amount of commissions paid as our numbers of Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering, due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

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

Provision for income taxes depends on the statutory tax rates and the withholding taxes in each of the jurisdictions in which we operate. For example, statutory tax rates in 2024 were approximately 17% in Hong Kong, 20% in Taiwan, 21% in South Korea, 32% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2024, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 16.3% for the year ended December 31, 2024, a decrease from the previous fiscal year due to the sale of the Company’s subsidiary Mavely on January 2, 2025.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2024, we had net deferred tax assets of $173.9 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits for branch income and net operating losses. The valuation allowance assessment requires estimates as to future operating results. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized. When we determine that there is sufficient taxable income to utilize the foreign tax credits or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made. It is reasonably possible that within the next 12 months sufficient negative evidence may exist that will require us to establish additional valuation allowance on our deferred tax assets that we do not expect to realize.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2024. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

The company operates in and files income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year.  In 2022, the IRS developed a new phase of CAP called "Bridge Plus." Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized.  The company was selected for the Bridge Plus phase for the 2023, 2024, and 2025 tax years. As of December 31, 2024, all open tax years except 2021 have been audited and are effectively closed to further examination. For the tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the Bridge year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2021. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

Our unrecognized tax benefits are related to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which we operate, as well as the expiration of various statutes of limitation, it is reasonably possible that our gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $1.0 to $2.0 million.

At December 31, 2024, we had $25.9 million in unrecognized tax benefits of which $25.9 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2023, we had $22.0 million in unrecognized tax benefits of which $22.0 million, if recognized, would affect the effective tax rate. We recognized an increase of approximately $0.7 million in interest and penalties expense during the year ended December 31, 2024 and $0.6 million in interest and penalties during the year ended December 31, 2023. We had approximately $13.7 million, $13.0 million and $12.4 million of accrued interest and penalties related to uncertain tax positions at December 31, 2024, 2023 and 2022, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. The company did not have a tax impact related to Pillar Two in 2024 and based on current enacted legislation, the Company does not anticipate a material impact related to  Pillar Two  for 2025.

In December 2024, The U.S. Treasury Department and IRS released final and proposed regulations relating to the determination under section 987 of taxable income or loss and foreign currency gain or loss with respect to a qualified business unit (QBU). The final regulations are effective for tax years beginning after December 31, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. We test goodwill for impairment, at least annually, by reviewing the book value compared to the fair value at the reportable unit level. We have the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. We elected to perform the quantitative assessment for fiscal year 2022 and we used the qualitative assessment for fiscal year 2023.

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

During the three months ended March 31, 2024, we determined that the recent decline in our stock price and corresponding decrease in market capitalization were a triggering event that required us to perform a quantitative impairment analysis. Based on the analysis, we concluded the fair values of all reporting units were in excess of their carrying amounts and no impairment charge was required.  For goodwill, the estimated fair value of the reporting units exceeded the carrying value by approximately 1% - 7%.

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

During the three months ended September 30, 2024, we determined that the continued decline in our stock price and corresponding decrease in market capitalization were a triggering event that required us to perform a quantitative impairment analysis for the Manufacturing and Rhyz Other reporting units. Based on the analysis, we concluded the fair value of the Manufacturing and Rhyz Other reporting units were in excess of their carrying amounts and no impairment charge was required at that time.

●
During the three months ended December 31, 2024, the continued decline in our BeautyBio reporting unit forecast was a triggering event that required us to perform a quantitative analysis. As a result, we concluded the estimated fair value of our BeautyBio reporting unit was less than its carrying value and as a result recorded a non-cash goodwill impairment charge of $3.6 million.

●
At the time of the September 30, 2024 analysis, the estimated fair value of the Manufacturing reporting unit exceeded the carrying value by approximately 8%; therefore, the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting units’ fair values remain sensitive to unfavorable changes in assumptions utilized in the income approach, including revenue growth rates, profitability margins, estimated future cash flows, and the discount rates that could result in impairment charges in a future period.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenue	100.0%	100.0%	100.0%
Cost of sales	31.8	31.1	28.3

Gross profit	68.2	68.9	71.7

Operating expenses:
Selling expenses	37.6	37.7	39.5
General and administrative expenses	27.7	27.8	25.0
Restructuring and impairment expenses	11.7	1.0	2.3

Total operating expenses	77.0	66.5	66.7

Operating income (loss)	(8.8)	2.4	5.0
Interest expense	1.5	1.3	0.6
Other income (expense), net	0.2	0.2	(0.4)

Income (loss) before provision for income taxes	(10.1)	1.3	4.0
Provision (benefit) for income taxes	(1.6)	0.9	(0.7)

Net income (loss)	(8.5)%	0.4%	4.7%

2024 Compared to 2023

Overview

Revenue in 2024 decreased 12% to $1.73 billion from $1.97 billion in 2023. Our 2024 revenue was negatively impacted 4% from foreign-currency fluctuations. As of the end of the fourth quarter of 2024, Customers decreased 15%, Paid Affiliates decreased 13% and Sales Leaders decreased 16% compared to the prior year.

The year-over-year decrease in our 2024 revenue was primarily driven by the continued macroeconomic pressures we've been facing in our markets, which have negatively impacted consumer spending and customer acquisition. The declines in our core Nu Skin segments were partially offset by 32% growth in our Rhyz segments, partially from acquisitions in the second quarter of 2023 as well as organic growth.  In January 2025, we sold one of our Rhyz businesses that accounted for $69.6 million of our 2024 reported revenue. Rhyz is a key component of our business, and these companies enable us to reduce our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our owned and partner brands. In the fourth quarter of 2024 we began to introduce enhancements to our sales performance plan, which we believe combines the best of affiliate marketing and leadership incentives to activate our existing sales force and excite potential new prospects. The plan is placing an enhanced focus on upfront earnings to help attract and retain new affiliates.

Earnings per share in 2024 decreased to $(2.95) from $0.17 in 2023. The decrease in earnings per share was primarily driven by $202.4 million of restructuring and impairment charges, an inventory write-off charge of $38.8 million as well as the overall decline in revenue, partially offset by the 2023 $65.7 million inventory write-off charge and the $19.8 million restructuring charges. Our earnings per share was also impacted by a decrease in our effective tax rate for 2024.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Southeast Asia/Pacific, Mainland China, Japan, Europe & Africa, South Korea, and Hong Kong/Taiwan—and our two Rhyz segments—Manufacturing and Rhyz Other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments. The Rhyz Other segment includes other investments by our Rhyz business arm. Our Europe & Africa segment was previously Europe, Middle East and Africa ("EMEA"), but was changed following the June 2023 closure of the Israel market.

The following table sets forth revenue for the years ended December 31, 2024 and 2023 for each of our reportable segments (U.S. dollars in thousands):

				Constant
	Year Ended December 31,			Currency
	2024	2023	Change	Change(1)
Nu Skin
Americas	$322,516	$398,222	(19.0)%	(8.2)%
Southeast Asia/Pacific	244,846	267,206	(8.4)%	(6.4)%
Mainland China	235,235	298,079	(21.1)%	(19.7)%
Japan	181,557	207,833	(12.6)%	(5.9)%
Europe & Africa	164,164	192,352	(14.7)%	(14.6)%
South Korea	163,706	236,099	(30.7)%	(27.7)%
Hong Kong/Taiwan	130,610	153,589	(15.0)%	(13.3)%
Other	2,832	(858)	(431.2)%	(430.3)%
Total Nu Skin	1,445,466	1,752,522	(17.5)%	(13.2)%
Rhyz
Manufacturing	201,430	181,395	11.0%	11.0%
Rhyz Other	85,188	35,214	141.9%	142.0%
Total Rhyz	286,618	216,609	32.3%	32.3%
Total	$1,732,084	$1,969,131	(12.0)%	(8.2)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See "Non-GAAP Financial Measures," below.

The tables below set forth summarized financial information for each of our reportable segments for the years ended December 31, 2024 and 2023 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 16 to the consolidated financial statements contained in this report.

	Year Ended December 31, 2024
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$322,516	$244,846	$235,235	$181,557	$164,164	$163,706	$130,610	$201,430	$85,188	$1,729,252
Cost of sales	83,461	64,950	44,059	36,852	42,766	33,600	24,932	164,145	14,532	509,297
Other segment items	171,338	134,666	145,086	93,907	100,389	79,360	70,989	35,825	116,465	948,025
Segment contribution	$67,717	$45,230	$46,090	$50,798	$21,009	$50,746	$34,689	$1,460	$(45,809)	$271,930
Segment contribution as a percentage of revenue	21%	18%	20%	28%	13%	31%	27%	1%	-54%	-9%

	Year Ended December 31, 2023
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$398,222	$267,206	$298,079	$207,833	$192,352	$236,099	$153,589	$181,395	$35,214	$1,969,989
Cost of sales	104,162	71,364	46,915	41,191	54,095	46,326	27,488	136,875	5,274	533,690
Other segment items	215,117	148,099	188,905	112,566	119,665	115,682	85,519	32,199	50,504	1,068,256
Segment contribution	$78,943	$47,743	$62,259	$54,076	$18,592	$74,091	$40,582	$12,321	$(20,564)	$378,043
Segment contribution as a percentage of revenue	20%	18%	21%	26%	10%	31%	26%	7%	-58%	19%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business as of December 31, 2024 and 2023.

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

	Three Months Ended December 31,
	2024	2023	Change
Customers
Americas	227,556	231,183	(2)%
Southeast Asia/Pacific	82,956	106,471	(22)%
Mainland China	150,731	207,276	(27)%
Japan	110,069	113,670	(3)%
Europe & Africa	133,306	163,178	(18)%
South Korea	81,301	103,151	(21)%
Hong Kong/Taiwan	46,053	52,110	(12)%
Total	831,972	977,039	(15)%
Paid Affiliates
Americas	28,361	31,910	(11)%
Southeast Asia/Pacific(1)	26,310	34,404	(24)%
Mainland China	22,125	25,889	(15)%
Japan	22,318	22,417	—
Europe & Africa	16,860	18,888	(11)%
South Korea(1)	17,939	22,166	(19)%
Hong Kong/Taiwan	10,961	11,212	(2)%
Total	144,874	166,886	(13)%
Sales Leaders
Americas	6,778	7,126	(5)%
Southeast Asia/Pacific	5,288	6,418	(18)%
Mainland China	8,969	11,296	(21)%
Japan	6,780	7,086	(4)%
Europe & Africa	3,343	3,968	(16)%
South Korea	3,343	5,249	(36)%
Hong Kong/Taiwan	2,411	2,916	(17)%
Total	36,912	44,059	(16)%

(1)
The December 31, 2024 number is affected by a change in eligibility requirements for receiving certain rewards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See "Southeast Asia/Pacific," and "South Korea," below. We plan to implement these changes in additional segments over the next several quarters.

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in momentum in our North America markets, while our Latin America markets continue to be challenged by macroeconomic issues. In connection with our transformation efforts, we also have experienced disruptions to our subscription sales in North America, which negatively impacted revenue. In addition, our reported revenue reflects a negative impact from unfavorable foreign currency fluctuations of 10.8% for fiscal year 2024. Our 2024 revenue benefited from new and recent product launches, including our ageLOC WellSpa iO and Nu Skin RenuSpa iO connected devices, which generated approximately $32.5 million in revenue for 2024, and our ageLOC TruFace Peptide Retinol Complex with advanced peptide technology and MYND360, our new brand taking a holistic approach to support cognitive health, which generated a total of approximately $9.6 million of revenue during the second half of 2024. We introduced our enhancements to the sales performance plan in North America starting in November 2024.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During the third and fourth quarters of 2024, our Argentina market revenue, Customers and Sales Leaders all experienced double-digit growth year-over-year. We plan on leveraging our learnings from this strategy throughout the remainder of Latin America in 2025.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for 2024 is partially attributable to slowing momentum from the general macroeconomic factors in the markets along with price increases that we implemented to address inflation. During the second half of 2024, we began to see year-over-year improvements in many of our markets, but our Indonesia market remains challenging. Our Paid Affiliates were negatively impacted by a change in eligibility requirements in our Pacific markets for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 1,500 Paid Affiliates for the three months ended December 31, 2024.

The year-over-year decrease in segment contribution is primarily attributable to the decline in revenue.

Mainland China. Our Mainland China market continued to be challenged during 2024, with ongoing macroeconomic factors and the associated decrease in consumer spending leading to declines in revenue, Customers, Paid Affiliates and Sales Leaders. We anticipate the current regulatory pressures as well as other economic challenges persisting as the economy works to recover.

The year-over-year decrease in segment contribution for 2024 primarily reflects lower revenue. In addition, our segment contribution was impacted by a 2.7 percentage point decrease in gross margin for 2024, attributable to increased sales promotions as well as pressure from the new manufacturing plant that went into operation in the fourth quarter of 2023. Our segment contribution was also impacted by a 1.4 percentage point increase in selling expenses as a percentage of revenue for 2024, due to increased transitional sales force incentives.

Japan. The decline in revenue is primarily attributable to a 6.7% negative impact from unfavorable foreign-currency fluctuations as well as consumer inflationary pressures which depressed spending. On a local currency basis, revenue decreased 5.9%.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a 1.3 percentage point decline in general and administrative expenses for 2024 attributable to savings from our restructuring plan.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the continued softening of momentum, as well as a continuation of the macroeconomic factors that have led to a decline in the purchasing power of our customers.  Leveraging our learnings from Argentina, we plan on focusing on a product and pricing strategy aimed towards increasing accessibility and affordability.

The year-over-year increase in segment contribution is primarily attributable to a 2.1 percentage-point increase in gross margin from less sales discounts, as well as a 0.50 percentage-point decrease in general and administrative expenses as a percent of revenue from cost saving efforts, all partially offset by the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the year ended December 31, 2024.  During the fourth quarter of 2024, we introduced our enhancements to the sales performance plan in South Korea. Our Paid Affiliates were also negatively impacted by a change in eligibility requirements for receiving certain rewards within our compensation structure. We estimate the change in eligibility requirements resulted in a reduction of approximately 1,000 Paid Affiliates for the three months ended December 31, 2024.

The year-over-year decrease in segment contribution primarily reflects the decline in revenue.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for 2024 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. In addition, we experienced some transformational pressures with new technology in Taiwan.

The decline in segment contribution was primarily driven by the decline in revenue.

Manufacturing. Our Manufacturing segment revenue increased 11.0%, primarily driven by our Wasatch Manufacturing entity. During 2024, Wasatch revenue increased approximately 20.6%, primarily from onboarding new customers and expansion in capabilities.

The decrease in segment contribution for 2024 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in less profitability for the periods presented.

Rhyz Other.  The increase in revenue of our Rhyz Other segment was primarily driven by 182.4% growth at our Mavely entity. This entity accounted for $69.6 million and $24.7 million of our 2024 and 2023 reported revenue, respectively.

The increase in segment contribution for 2024 is primarily from increased profitability at our Mavely entity as it continued to grow.

As previously disclosed, in January 2025, we completed the sale of our Mavely entity for $230 million in cash, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price, and a number of shares of the purchaser's common stock valued by the parties at $20 million. Following the completion of certain payments to other equity holders in Mavely, we expect to retain approximately $201 million of cash, subject to certain adjustments as set forth in the purchase agreement, and a number of shares of the purchaser’s common stock valued at $10 million. In the first quarter of 2025, we expect to record a pre-tax gain on disposition of approximately $170-$190 million, pending the finalization of the valuation.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2024 decreased 12% to $1.73 billion, compared to $1.97 billion in the prior-year period. For a discussion and analysis of this decline in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue decreased to 68.2% in 2024, compared to 68.9% in 2023. Gross profit as a percentage of revenue for core Nu Skin increased 1.1 percentage points to 74.3%. Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the year ended December 31, 2024 than in the prior-year. In the fourth quarter of 2024, we recorded an incremental inventory write-off charge of $38.8 million as we continue to accelerate and expand our product portfolio optimization, compared to a $65.7 million charge in 2023.

Selling expenses

Selling expenses as a percentage of revenue decreased to 37.6% in 2024, compared to 37.7% for 2023. Our core Nu Skin business’s selling expense as a percentage of revenue increased 0.8 percentage points to 41.9% for 2024, compared to 41.1% for 2023. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our selling expenses are also impacted by the growth within our Manufacturing segment, which has minimal selling expenses. We expect to see future fluctuations in our selling expenses as a result of growth in the Rhyz segments and varying level of selling expenses by entity. For example, as discussed above, Manufacturing has minimal selling expenses, and within Rhyz Other, the Mavely business that we sold in January 2025 had selling expenses of approximately 80% of revenue, and the selling expenses of the other two entities in Rhyz Other are minimal. In the third quarter of 2024, we held our global Nu Skin L!VE event with an east L!VE in South Korea and a west L!VE in the United States.  As a result of these events, we incurred approximately $10.2 million of incremental expenditures, which contributed to our elevated selling expenses.

General and administrative expenses

General and administrative expenses decreased to $479.0 million in 2024, compared to $546.9 million in 2023. The $67.9 million decrease primarily was from a $48.1 million reduction in labor expense and $16.0 million reduction in occupancy related expenses, both attributable to our recent restructuring plans, in which we reduced our physical footprint and headcount. As a percentage of revenue, general and administrative decreased 0.1 percentage points to 27.7% for 2024, compared to 27.8% for 2023.

Restructuring and impairment expenses

2022 restructuring plan. In the third quarter of 2022, we adopted a strategic plan to focus resources on our strategic priorities and optimize future growth and profitability. The global program included workforce reductions and footprint optimization. Total charges incurred under the program were approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to our footprint optimization. During 2022, we incurred charges to be settled in cash of $20.1 million in severance charges, $7.4 million in lease termination cost, and $5.2 million in other associated cost, and non-cash charges of $8.2 million in fixed asset impairments, $0.9 million in accelerated depreciation and $1.7 million in impairment of other intangibles. During 2023, we incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation.

2023 restructuring plan. In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.0 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. We have incurred all expected charges under the 2023 plan and anticipate making the remaining payments in the first half of 2025. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges.  During 2024, we incurred charges to be settled in cash of $17.9 million in severance charges and $1.0 million of other associated cost, and non-cash charges of $36.6 million of fixed asset impairments and $2.2 million of other non-cash charges.

Goodwill and intangibles impairment. During the three months ended June 30, 2024, we determined that the continued decline in our stock price and corresponding decrease in market capitalization as well as declines in some of our reporting units’ forecasts were triggering events that required us to perform a quantitative impairment analysis. When we performed an impairment test during the second quarter of 2024, we concluded that the estimated fair value of Americas, Mainland China, Southeast Asia/Pacific, Japan, South Korea, Europe & Africa, Hong Kong/Taiwan and our BeautyBio reporting units were less than their carrying value of equity as June 30, 2024. As a result, we recorded a non-cash goodwill impairment charge of $130.9 million in the second quarter of 2024.  During the fourth quarter of 2024, the continued decline in our BeautyBio reporting unit forecast was a triggering event that required us to perform a quantitative analysis. As a result, we concluded the estimated fair value of our BeautyBio reporting unit was less than its carrying value and as a result recorded a non-cash goodwill impairment charge of $3.6 million.

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

Interest expense

Interest expense increased to $26.4 million for 2024, compared to $25.6 million in the prior-year period.  The increase in interest expense was primarily due to increased borrowings on our revolving credit facility in the first half of 2024 compared to 2023, associated with our June 2023 acquisition of BeautyBio. During January 2025, we made a $115.0 million payment on our term loan using a portion of the proceeds from the Mavely sale; accordingly, we anticipate that our interest expense will decline in the first quarter of 2025.

Other income (expense), net

Other income (expense), net for 2024 was $2.9 million, compared to $3.9 million in 2023. The decrease in other income for year ended December 31, 2024 primarily reflects an incremental $0.7 million of foreign currency losses.

Provision for income taxes

Provision (benefit) for income taxes decreased to $(28.5) million in 2024 from $18.0 million in 2023. Our effective tax rate decreased to 16.3% of pre-tax income in 2024 from 67.7% in 2023. The decrease in the effective tax rate for 2024 is primarily due to the company having net loss in 2024 but still paying taxes, primarily in foreign jurisdictions.

For 2025, we currently anticipate that our effective tax rate will be approximately 25-35%. Our actual 2025 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

Net income (loss)

As a result of the foregoing factors, net income in 2024 decreased to $(146.6) million, compared to $8.6 million in 2023.

2023 Compared to 2022

For a comparison of our operating results for 2023 compared to 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 46 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 15, 2024.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $111.7 million in cash from operations during 2024, compared to $118.6 million in cash from operations during 2023.

As of December 31, 2024, cash and cash equivalents, including current investments, were $198.0 million compared to $267.8 million as of December 31, 2023. The decrease was primarily driven by our quarterly debt payments, $85.0 million paid on our revolving credit facility and capital expenditures, as discussed below, partially offset by $111.7 million in cash from operations. Working capital as of December 31, 2024 was $242.0 million compared to $373.0 million as of December 31, 2023. Our decline in working capital is primarily attributable to the decline in cash as discussed above and a lower inventory balance, partially offset by a decrease in accrued expenses associated with lower employee-related cost and commissions.

Cash requirements. For 2025, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-43% of our core Nu Skin revenue.  These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2025.  In addition, we expect our 2025 lease payments will be approximately $21.5 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $45-65 million for 2025.
●
Cash requirements for financing activities. In 2025 we are obligated to make a total of $20.0 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2025, approximating $3 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

For 2025 and onward, we currently expect the above material cash requirements will remain. See Note 7 and Note 8 to the consolidated financial statements contained in this report for our future cash requirements related to our debt principal repayment and our maturities of lease liabilities.

We intend to fund the aforementioned cash requirements with our cash from operations and draw on our revolving credit facility, as needed, to address any short-term funding requirements.

Capital expenditures. Capital expenditures in 2024 totaled $41.6 million. As with 2024, we expect that the capital expenditures in 2025 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $45-65 million for 2025.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the Secured Overnight Financing Rate ("SOFR"), plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2024 and 2023, we had $35.0 million and $120.0 million of outstanding borrowings under our revolving credit facility, and $360.0 million and $385.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.4 million and $2.0 million as of December 31, 2024 and 2023, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2024, we were in compliance with all debt covenants under the Credit Agreement. In January 2025, we made a $115.0 million payment on our term loan using a portion of the proceeds from the Mavely sale.

Derivative instruments. As of December 31, 2024, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement. Our interest expense may increase after our interest rate swaps expire in July 2025.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2024, we made no repurchases. As of December 31, 2024, $162.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May, August and November 2024, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 million were paid on March 6, 2024, June 12, 2024, September 11, 2024 and December 11, 2024 to stockholders of record on February 26, 2024, May 31, 2024, August 30, 2024 and November 29, 2024. In February 2025, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on March 5, 2025 to stockholders of record on February 24, 2025. During 2023, we paid quarterly cash dividends of $0.39 per share. The decrease in the quarterly dividend in 2024 preserved approximately $65.0 million of capital in 2024. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2024 and 2023, we held $198.0 million and $267.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $154.1 million and $222.4 million as of December 31, 2024 and 2023, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2024 and 2023, we had $27.4 million and $31.8 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2024 and 2023, we had $22.4 million and $17.7 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contingent Liabilities

Please refer to Note 17 to the consolidated financial statements contained in this report for information regarding our contingent liabilities.

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

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Sales Leaders, Paid Affiliates and/or Customers during the quarter and skew year-over-year and sequential comparisons.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2024, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 2% of our consolidated net sales for 2024, 2023 and 2022.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2024, and 2023, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2024 and 2023, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2024				2023
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	1,000.8	948.8	888.9	821.9	429.5	295.7	232.9	190.2
Australia	1.5	1.5	1.5	1.5	1.5	1.5	1.5	1.5
Canada	1.4	1.4	1.4	1.3	1.4	1.3	1.3	1.4
Eurozone countries	0.9	0.9	0.9	0.9	0.9	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	15,839	15,805	16,167	15,664	15,605	15,229	14,885	15,235
Japan	152.4	148.8	156.0	148.5	147.6	144.8	137.4	132.4
Mainland China	7.2	7.2	7.2	7.2	7.2	7.2	7.0	6.9
Malaysia	4.4	4.5	4.7	4.7	4.7	4.6	4.5	4.4
Mexico	20.1	18.9	17.3	17.0	17.5	17.1	17.6	18.7
Singapore	1.3	1.3	1.4	1.3	1.4	1.3	1.3	1.3
South Korea	1,399.1	1,351.9	1,371.7	1,330.0	1,321.1	1,316.6	1,314.5	1,283.0
Taiwan	32.4	32.2	32.4	31.5	31.7	31.8	30.7	30.4
Vietnam	25,282	25,046	25,363	24,568	24,374	23,926	23,478	23,587

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt.  As of December 31, 2024, we had $393.6 million outstanding on the term loan, net of unamortized debt issuance cost and outstanding borrowings on our revolving credit facility.  Our four interest rate swaps reduce our exposure to interest rate risk on our term loan by $200.0 million as of December 31, 2024.  As a result, the total variable debt of $193.6 million was exposed to market risks as of December 31, 2024. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $1.9 million.

For variable rate debt, interest rate changes generally do not affect the fair value of the debt instrument, but do impact future earnings and cash flows, assuming other factors are held constant. We have not entered into and currently do not hold derivatives for trading or speculative purposes.

For additional information about our market risk see Note 15 to the consolidated financial statements contained in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements. Set forth below is the index to the Financial Statements included in this Item 8:

2.
Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$186,883	$256,057
Current investments	11,111	11,759
Accounts receivable, net	50,784	58,695
Inventories, net	190,242	279,978
Prepaid expenses and other	72,643	81,066
Current assets held for sale	26,936	14,316
Total current assets	538,599	701,871

Property and equipment, net	379,595	432,965
Operating lease right-of-use assets	72,605	90,107
Goodwill	83,625	218,166
Other intangible assets, net	74,278	95,260
Other assets	298,008	247,606
Long-term assets held for sale	22,204	22,651
Total assets	$1,468,914	$1,808,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$34,880	$43,113
Accrued expenses	217,808	253,702
Current portion of long-term debt	30,000	25,000
Current liabilities held for sale	13,919	7,056
Total current liabilities	296,607	328,871

Operating lease liabilities	58,439	70,943
Long-term debt	363,613	478,040
Other liabilities	97,475	106,641
Long-term liabilities held for sale	1,325	2,163
Total liabilities	817,459	986,658

Commitments and contingencies (Notes 8 and 17)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	627,787	621,853
Treasury stock, at cost – 40.8 million and 41.1 million shares	(1,563,614)	(1,570,440)
Accumulated other comprehensive loss	(124,758)	(100,006)
Retained earnings	1,711,949	1,870,470
Total stockholders’ equity	651,455	821,968
Total liabilities and stockholders’ equity	$1,468,914	$1,808,626

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,732,084	$1,969,131	$2,225,659
Cost of sales	550,233	611,850	630,915
Gross profit	1,181,851	1,357,281	1,594,744

Operating expenses:
Selling expenses	652,039	742,365	879,634
General and administrative expenses	479,037	546,858	555,769
Restructuring and impairment expenses	202,360	19,790	48,494
Total operating expenses	1,333,436	1,309,013	1,483,897

Operating income (loss)	(151,585)	48,268	110,847
Interest expense	26,409	25,560	13,493
Other income (expense), net	2,943	3,870	(8,384)

Income (loss) before provision for income taxes	(175,051)	26,578	88,970
Provision (benefit) for income taxes	(28,457)	17,983	(15,808)

Net income (loss)	$(146,594)	$8,595	$104,778

Net income (loss) per share:
Basic	$(2.95)	$0.17	$2.10
Diluted	$(2.95)	$0.17	$2.07

Weighted-average common shares outstanding (000s):
Basic	49,662	49,711	50,002
Diluted	49,662	49,860	50,525

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(146,594)	$8,595	$104,778
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $406, $(626), and $536, respectively	(18,497)	(7,973)	(22,918)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(497), $(629) and $(3,519), respectively	1,800	2,281	12,748
Less: Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $2,223, $2,154, and $674, respectively	(8,055)	(7,805)	(2,443)
	(24,752)	(13,497)	(12,613)
Comprehensive income (loss)	$(171,346)	$(4,902)	$92,165

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2022	$91	$601,703	$(1,526,860)	$(73,896)	$1,911,734	$912,772

Net income	—	—	—	—	104,778	104,778
Other comprehensive loss, net of tax	—	—	—	(12,613)	—	(12,613)
Repurchase of Class A common stock (Note 9)	—	—	(70,045)	—	—	(70,045)
Exercise of employee stock options (1.2 million shares)/vesting of stock awards	—	(792)	27,844	—	—	27,052
Stock-based compensation	—	12,367	—	—	—	12,367
Cash dividends	—	—	—	—	(77,015)	(77,015)
Balance at December 31, 2022	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	8,595	8,595
Other comprehensive loss, net of tax	—	—	—	(13,497)	—	(13,497)
Repurchase of Class A common stock (Note 9)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(7,071)	11,632	—	—	4,561
Stock-based compensation	—	15,646	—	—	—	15,646
Cash dividends	—	—	—	—	(77,622)	(77,622)
Balance at December 31, 2023	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net income (loss)	—	—	—	—	(146,594)	(146,594)
Other comprehensive loss, net of tax	—	—	—	(24,752)	—	(24,752)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,889)	6,826	—	—	(2,063)
Stock-based compensation	—	14,823	—	—	—	14,823
Cash dividends	—	—	—	—	(11,927)	(11,927)
Balance at December 31, 2024	$91	$627,787	$(1,563,614)	$(124,758)	$1,711,949	$651,455

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(146,594)	$8,595	$104,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,810	70,923	72,506
Non-cash lease expense	26,600	33,321	44,518
Stock-based compensation	14,823	15,646	12,367
Inventory write-down	48,221	88,108	43,286
Foreign currency losses	1,709	1,039	8,245
(Gain) loss on disposal of assets	(84)	780	33
Impairment of fixed assets, goodwill and other intangibles	181,069	—	9,916
Deferred taxes	(55,477)	(18,090)	(51,626)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,763)	(22,679)	(11,449)
Inventories, net	30,318	(13,222)	(2,972)
Prepaid expenses and other	579	6,359	2,758
Other assets	(1,054)	45	3,099
Accounts payable	(7,294)	(10,083)	9,263
Accrued expenses	(27,582)	(37,701)	(120,833)
Other liabilities	(15,539)	(4,402)	(15,827)
Net cash provided by operating activities	111,742	118,639	108,062

Cash flows from investing activities:
Purchases of property and equipment	(41,583)	(58,490)	(59,056)
Proceeds on investment sales	18,378	18,147	5,932
Purchases of investments	(14,757)	(16,883)	(13,955)
Acquisitions (net of cash acquired)	—	(77,275)	—
Net cash used in investing activities	(37,962)	(134,501)	(67,079)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(2,063)	4,561	27,052
Payment of cash dividends	(11,927)	(77,622)	(77,015)
Repurchase of shares of common stock	—	(13,011)	(70,045)
Finance lease principal payments	(2,886)	(3,198)	(1,919)
Contingent consideration payments	(6,300)	—	—
Payment of debt issuance cost	—	—	(5,077)
Payments on debt	(125,000)	(10,000)	(432,500)
Proceeds from debt	15,000	110,000	460,000
Net cash (used in) provided by financing activities	(133,176)	10,730	(99,504)

Effect of exchange rate changes on cash	(9,778)	(3,536)	(16,347)

Net decrease in cash and cash equivalents	(69,174)	(8,668)	(74,868)

Cash and cash equivalents, beginning of period	256,057	264,725	339,593

Cash and cash equivalents, end of period	$186,883	$256,057	$264,725

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit. Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide primarily under the Nu Skin, Pharmanex and ageLOC brands.  The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Mainland China; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz Other, which includes other investments by its Rhyz business arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current presentation. The Company reclassified $25.6 million and $13.5 million of interest expense from other income (expense), net to the interest expense line on the consolidated statement of income for the fiscal year 2023 and 2022, respectively. The reclassification had no impact on net income for fiscal year 2023 or 2022. The Company reclassified certain amounts in the consolidated balance sheet for December 31, 2023, see Note 3 “Held for Sale” for more information.

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

Inventories

Inventories consist primarily of merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company had reserves of its inventory carrying value totaling $84.0 million and $83.4 million as of December 31, 2024 and 2023, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Raw materials	$121,929	$140,133
Finished goods	68,313	139,845
Total inventory, net	$190,242	$279,978

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2024	2023	2022
Beginning balance	$83,378	$37,267	$18,643
Additions (1)	48,211	88,108	43,286
Disposals	(47,583)	(41,997)	(24,662)
Ending balance	$84,006	$83,378	$37,267

(1)
During the fourth quarter of 2024, the Company further executed on its product portfolio optimization initiative which resulted in an incremental inventory write-off charge of $38.8 million to the inventory carrying value. During the third quarter of 2023, the Company made the strategic decision to re-balance and narrow its product portfolio, which resulted in an incremental inventory write-off charge of $65.7 million. During the third quarter of 2022, the Company reserved an incremental $26.9 million of inventory.

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Deferred charges	$6,023	$10,227
Prepaid income tax	11,532	8,376
Prepaid inventory and import costs	4,931	5,689
Prepaid rent, insurance and other occupancy costs	3,597	1,643
Prepaid promotion and event cost	5,818	6,556
Prepaid other taxes	3,237	5,608
Derivative financial instruments	4,708	8,955
Prepaid software license	15,118	13,931
Deposits	3,960	2,287
Other	13,719	17,794
Total prepaid expense and other	$72,643	$81,066

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

Goodwill and other intangible assets

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Goodwill and intangible assets with indefinite useful lives are not amortized, but are assessed for impairment annually on October 1. In addition, impairment testing is conducted when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill and intangible assets with indefinite useful lives would be written down to fair value if considered impaired. Guidance under Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”), requires an entity to test goodwill for impairment on at least an annual basis. The Company had the option to perform a qualitative assessment to determine whether further impairment testing is necessary or to perform a quantitative assessment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. Under the qualitative assessment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. If under the quantitative assessment the fair value of a reporting unit is less than its carrying amount, then the amount of the impairment loss, if any, must be measured. In fiscal years 2022 and 2024 a quantitative assessment was performed. In fiscal year 2023, the Company elected to perform the qualitative assessment, and determined that it was not more likely than not the carrying value exceeded the fair value of the reporting units. Intangible assets with finite useful lives are amortized to their estimated residual values over such finite lives using the straight-line method and reviewed for impairment whenever events or circumstances warrant such a review.

During the three months ended June 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding decrease in market capitalization as well as declines in some of the Company’s reporting units’ forecasts were triggering events that required the Company to perform a quantitative impairment analysis for all reporting units. Based on the analysis, the Company concluded the estimated fair values of certain of its reporting units were less than their carrying values of equity as June 30, 2024. As a result, the Company recorded non-cash goodwill impairment charges of $130.9 million within restructuring and impairment expenses on the consolidated statement of income during the three months ended June 30, 2024.  The impairment charges were $9.4 million for the Americas segment, $32.2 million for the Mainland China segment, $18.5 million for the Southeast Asia/Pacific segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $15.9 million for the BeautyBio reporting unit within the Rhyz Other segment. As part of the Company’s impairment analysis, the fair values of the reporting units were determined using the income approach. The income approach used level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins, estimated future cash flows and discount rates.

During the three months ended September 30, 2024, the Company determined that the continued decline in the Company’s stock price and corresponding decrease in market capitalization were a triggering event that required the Company to perform a quantitative impairment analysis for the Manufacturing and Rhyz Other reporting units. Based on the analysis, the Company concluded the fair value of the Manufacturing and Rhyz Other reporting units were in excess of their carrying amounts and no impairment charge was required at that time.

●
During the fourth quarter of 2024, the continued decline in our BeautyBio reporting unit forecast was a triggering event that required us to perform a quantitative analysis. As a result, we concluded the estimated fair value of our BeautyBio reporting unit was less than its carrying value and as a result recorded a non-cash goodwill impairment charge of $3.6 million.

●
At the time of the September 30, 2024 analysis, the estimated fair value of the Manufacturing reporting unit exceeded the carrying value by approximately 8%; therefore, the reporting unit is considered to be at risk of future impairment. The Manufacturing reporting unit’s fair values remain sensitive to unfavorable changes in assumptions utilized in the income approach, including revenue growth rates, profitability margins, estimated future cash flows, and the discount rates that could result in impairment charges in a future period.

Equity investments

The Company holds strategic investments in other companies. These investments are accounted for under the measurement alternative described in ASC 321, Investments - Equity Securities (“ASC 321”) for equity investments that do not have readily determinable fair values. These investments are measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company does not exercise significant influence over these companies. These investments are carried on the consolidated balance sheets within Other Assets. Changes in fair value based on impairments or resulting from observable price changes are recorded in Other Income (expense), net on the consolidated statements of income. See Note 11 – Fair Value and Equity Investments, for further details around the Company’s equity investments.

Other assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Deferred taxes	$174,249	$107,692
Deposits for noncancelable operating leases	5,167	8,675
Cash surrender value for life insurance policies	44,091	45,041
Right-of-use assets, Financing, net	9,541	11,170
Derivative financial instruments	—	3,734
Long-term investments	39,590	36,374
Other	25,370	34,920
Total other assets	$298,008	$247,606

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Accrued sales force commissions and other payments	$68,431	$82,103
Accrued other taxes	22,140	21,245
Accrued payroll and other employee expenses	28,774	43,065
Accrued payable to vendors	18,667	22,752
Short-term operating lease liability	17,922	23,898
Short-term liability for deferred compensation plan	4,419	—
Accrued royalties	574	1,139
Sales return reserve	5,548	4,733
Deferred revenue	15,688	20,338
Contingent consideration	—	6,300
Other	35,645	28,129
Total accrued expenses	$217,808	$253,702

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Deferred tax liabilities	$345	$522
Reserve for other tax liabilities	39,521	35,013
Liability for deferred compensation plan	38,568	49,224
Finance lease liabilities	8,251	9,449
Asset retirement obligation	3,312	3,482
Other	7,478	8,951
Total other liabilities	$97,475	$106,641

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue recognized at shipping point, the point in time the customer obtains control of the products. The Company recognizes revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. A reserve for product returns is accrued based on historical experience totaling $5.5 million and $4.7 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded sales returns of $36.7 million, $34.7 million and $31.6 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities was $7.8 million and $12.6 million as of December 31, 2024, and 2023, respectively. The contract liabilities impact to revenue for the years ended December 31, 2024, 2023 and 2022 was an increase of $4.8 million, $6.1 million and $3.3 million, respectively.

Disaggregation of Revenue

Please refer to Note 16 - Segment Information for revenue by segment and product line.

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

Advertising expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. Advertising expense incurred for the years ended December 31, 2024, 2023 and 2022 totaled $17.4 million, $18.0 million and $14.5 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $13.0 million, $22.6 million and $23.3 million in 2024, 2023 and 2022, respectively.

Deferred tax assets and liabilities

The Company accounts for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. These deferred tax assets assume sufficient future earnings will exist for their realization and are calculated using anticipated tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. In 2022, the IRS developed a new phase called “Bridge Plus.” Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized. The company was selected for Bridge Plus phase for the 2023, 2024, and 2025 tax years. As of December 31, 2024, all open tax years except 2021 have been audited and are effectively closed to further examination. For the tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination.  With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2021. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2024	2023	2022
Gross balance at January 1	$22,002	$23,099	$15,090
Increases related to prior year tax positions	2,858	180	6,768
Increases related to current year tax positions	5,354	3,065	5,485
Settlements	(2,299)	(2,378)	(2,590)
Decreases due to lapse of statutes of limitations	(489)	(1,284)	(95)
Currency adjustments	(1,560)	(680)	(1,559)
Gross balance at December 31	$25,866	$22,002	$23,099

At December 31, 2024, the Company had $25.9 million in unrecognized tax benefits of which $25.9 million, if recognized, would affect the effective tax rate. In comparison, at December 31, 2023, the Company had $22.0 million in unrecognized tax benefits of which $22.0 million, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Due to potential changes in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease within the next 12 months by a range of approximately $1.0 to $2.0 million.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $0.7 million, $0.6 million and $5.7 million, respectively in interest and penalties expenses related to uncertain tax positions. The Company had $13.7 million, $13.0 million and $12.4 million of accrued interest and penalties related to uncertain tax positions at December 31, 2024, 2023 and 2022, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 9).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense), net in the consolidated statements of income. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $128.4 million (net of tax of $7.8 million), $110.0 million (net of tax of $7.4 million), and $102.0 million (net of tax of $8.1 million), at December 31, 2024, 2023 and 2022, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other income (expense), net and was not material. As of December 31, 2024 and 2023, Argentina had a small net peso monetary position. Net sales of Argentina were less than 2 percent of our consolidated net sales for the years ended December 31, 2024, 2023 and 2022.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2024 include certificates of deposits and other investments with maturity dates within the next 12-months. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2024 and 2023, the fair value of debt was $395.0 million and $505.0 million, respectively. The fair value of the Company’s debt is estimated using level 2 inputs based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $14.8 million, $15.6 million and $12.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, 2023 and 2022, these amounts reflect the reversal of $0, $0, and $1.3, respectively, for certain performance-based awards that were no longer expected to vest. For the years ended December 31, 2024, 2023 and 2022, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In November 2023, the FASB issued ASU 2023-07,Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU 2023-07 beginning with their 2024 annual reporting, through retrospective application.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220). This standard requires disclosure of specific information about costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect that the updated standard will have on their financial statement disclosures.

3.	Held for Sale

Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale.

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price, and a number of shares of the purchaser’s common stock valued by the parties at $20 million.

As of December 31, 2024, the Mavely disposal group, consisting of $26.9 million of current assets, $22.2 million of long-term assets, $13.9 million of current liabilities and $1.3 million of long-term liabilities within the Company’s Rhyz Other segment, was classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” in the Consolidated Balance Sheet. In January 2025, the Company used a portion of the sale proceeds to make a $115.0 million payment on its Credit Agreement term loan facility. The Company determined that as of December 31, 2024, the disposal group met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. The Company recognized income (loss) before provision for income taxes for the Mavely disposal group of $9.0 million, $(7.7) million and $(6.2) million for the years ended December 31, 2024, 2023 and 2022, respectively.

The total assets and liabilities of the Mavely disposal group that have met the classification of held for sale in the Company’s Consolidated Balance sheet are as follows (U.S. dollars in thousands):

	December 31,
	2024	2023
Assets
Current assets
Accounts receivable, net	$26,455	$14,184
Prepaid expenses and other	481	132
Total current assets held for sale	26,936	14,316

Property and equipment, net	1,668	—
Goodwill	12,602	12,602
Other intangible assets, net (1)	7,934	10,049
Total long-term assets held for sale	$22,204	$22,651
Liabilities
Current liabilities
Accounts payable	$208	$392
Accrued expenses	13,711	6,664
Total current liabilities held for sale	13,919	7,056

Other liabilities	1,325	2,163
Total long-term liabilities held for sale	1,325	2,163

(1)	Net of accumulated amortization of $8.4 million and $6.3 million as of December 31, 2024 and 2023, respectively.

4.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2024	2023
Land	$41,362	$42,248
Buildings	302,645	306,632
Construction in progress(1)	13,541	16,808
Furniture and fixtures	129,627	144,953
Computers and equipment	138,855	168,629
Leasehold improvements	98,516	99,929
Scanners	6,337	6,874
Vehicles	1,667	1,588
	732,550	787,661
Less: accumulated depreciation	(352,955)	(354,696)
	$379,595	$432,965

(1)
Construction in progress includes $5.2 million and $8.5 million as of December 31, 2024 and 2023, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $56.2 million, $57.7 million and $61.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.  The Company recorded impairments of $36.6 million and $8.2 million for the years ended December 31, 2024, and 2022, respectively, in connection with our 2023 and 2022 restructuring plans, see Note 20 – Restructuring and Severance Charges.

5.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $0 million and $4.7 million as of December 31, 2024, and $19.6 million and $4.7 million as of December 31, 2023, respectively.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2024 and 2023 (U.S. dollars in thousands):

	December 31,
	2024	2023
Nu Skin
Americas	$—	$9,449
Southeast Asia/Pacific	—	18,537
Mainland China	—	32,179
Japan	—	16,019
Europe & Africa	—	2,875
South Korea	—	29,261
Hong Kong/Taiwan	—	6,634
Rhyz
Manufacturing	78,875	78,875
Rhyz Other	4,750	24,337
Total	$83,625	$218,166

Accumulated impairment charges as of December 31, 2024 were $9.4 million for the Americas segment, $18.5 million for the Southeast Asia/Pacific segment, $32.2 million for the Mainland China segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment and $19.6 million for the Rhyz Other segment. There were no accumulated impairment charges as of December 31, 2023.

All of the Company’s goodwill is recorded in U.S. dollar functional currency and allocated to the respective segments. Goodwill is not amortized; rather, it is subject to annual impairment tests.

6.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2024	2023
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599

	December 31, 2024		December 31, 2023
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted- average Amortization Period
Scanner technology	$40,716	$40,716	$40,716	$40,716	18 years
Developed technology	36,526	28,254	36,526	26,557	16 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	26,386	5,789	27,111	4,913	17 years
Customer relationships	40,718	28,141	50,821	22,450	8 years
Other	19,777	11,544	19,801	9,678	12 years
	$175,721	$126,042	$186,573	$115,912	14 years

Amortization of finite-life intangible assets totaled $12.3 million, $11.9 million and $9.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2025	$9,106
2026	8,388
2027	5,960
2028	5,967
2029	3,384

Indefinite life intangible assets are not amortized, rather they are subject to annual impairment tests. Finite life intangibles are amortized over their useful lives. The Company reviews long-lived assets for impairment when performance expectations, events or change in circumstances indicate that the assets’ carrying value may not be recoverable.  The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the net undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset group.

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

During 2022, the Company recorded a $1.7 million impairment charge for other intangibles associated with our 2022 restructuring plan.

7.	Long-Term Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2024 and 2023:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2024 (1)(2)	Balance as of December 31, 2023 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$360.0 million	$385.0 million	Variable 30 day: 6.71%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$35.0 million	$120.0 million	Variable 30 day: 6.71%	Revolving line of credit expires June 14, 2027.

(1)
As of December 31, 2024 and 2023, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $20.0 million and $25.0 million, respectively, of the balance of its term loan under the Credit Agreement and $10.0 and $0, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.4 million and $2.0 million as of December 31, 2024 and 2023, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2024, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2025	$30,000
2026	20,000
2027	345,000
2028	—
2029	—
Thereafter	—
Total (1)	$395,000

(1)	The carrying value of the debt in the above table excludes debt issuance costs of $1.4 million.

8.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

As of December 31, 2024, the weighted average remaining lease term was 7.2 and 4.8 years for operating and finance leases, respectively. As of December 31, 2024, the weighted average discount rate was 3.5% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense
Operating lease cost	$23,668	$29,186	$39,682
Variable lease cost	6,203	4,245	6,061
Short-term lease cost	—	—	210
Finance lease expense
Amortization of right-of-use assets	2,707	4,785	2,371
Interest on lease liabilities	404	502	268
Total lease expense	$32,982	$38,718	$48,592

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating cash outflow from operating leases	$24,609	$29,055	$37,174
Operating cash outflow from finance leases	$376	$481	$243
Financing cash outflow from finance leases	$2,886	$3,198	$1,919
Right-of-use assets obtained in exchange for operating lease obligations	$16,469	$27,730	$34,026
Right-of-use assets obtained in exchange for finance lease obligations	$30	$1,081	$9,797

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$18,969	$2,528
2026	14,765	2,524
2027	10,789	2,504
2028	8,306	2,382
2029	7,587	1,933
Thereafter	23,702	—
Total	84,118	11,871
Less: Finance charges	8,796	1,708
Total principal liability	$75,322	$10,163

The Company has additional lease liabilities of $2.1 million which have not yet commenced as of December 31, 2024, and as such, have not been recognized on the consolidated balance sheets.

9.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2024 and 2023, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic weighted-average common shares outstanding	49,662	49,711	50,002
Effect of dilutive securities:
Stock awards and options	—	149	523
Diluted weighted-average common shares outstanding	49,662	49,860	50,525

For the years ended December 31, 2024, 2023 and 2022, other stock options totaling 1.5 million, 1.8 million and 0.1 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

Quarterly cash dividends for the years ended December 31, 2024, 2023 and 2022 totaled $11.9 million, $77.6 million and $77.0 million or $0.06 per share in all quarters of 2024, $0.39 in all quarters of 2023 and $0.385 in all quarters of 2022. The board of directors has declared a quarterly cash dividend of $0.06 per share of Class A common stock to be paid on March 5, 2025 to stockholders of record on February 24, 2025.

Repurchases of common stock

In July 2018, the Company’s board of directors approved a stock repurchase plan with an authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans. During the year ended December 31, 2024, the Company purchased no shares. During the years ended December 31, 2023 and 2022, the Company purchased 0.6 million and 1.7 million shares under the 2018 plan for $13.0 million and $70.0 million, respectively. At December 31, 2024, $162.4 million was available for repurchases under the 2018 stock repurchase plan.

10.	Stock–Based Compensation

At December 31, 2024, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

In April 2010, the Company’s board of directors approved the Nu Skin Enterprises, Inc. 2010 Omnibus Incentive Plan (the “2010 Omnibus Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2010 Annual Meeting of Stockholders held in May 2010. The 2010 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees and independent consultants of the Company and its subsidiaries, as well as directors of the Company. Options granted under the 2010 Omnibus Incentive Plan are generally non-qualified stock options, but the 2010 Omnibus Incentive Plan permits some stock options granted to qualify as “incentive stock options” under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the stock option grant date. The contractual term of a stock option granted under the 2010 Omnibus Incentive Plan is seven years. Currently, all shares issued upon the exercise of stock options are from the Company’s treasury shares. Subject to certain adjustments, 7.0 million shares were authorized for issuance under the 2010 Omnibus Incentive Plan. In June 2013, the Company’s stockholders approved an Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.2 million shares. In May 2016, the Company’s stockholders approved a Second Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 3.8 million shares. In June 2020, the Company’s stockholders approved a Third Amended and Restated 2010 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 5.9 million shares.

In April 2024, the Company’s board of directors approved the Nu Skin Enterprises, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held in June 2024. The 2024 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees and independent consultants of the Company and its subsidiaries, as well as directors of the Company. Subject to certain adjustments, the number of shares authorized for issuance under the 2024 Omnibus Incentive Plan was the sum of 1.2 million shares plus the number of shares which, as of the 2024 Omnibus Incentive Plan’s effective date, were available for issuance under the Third Amended and Restated 2010 Omnibus Incentive Plan.

Options under the plans as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – performance based
Outstanding at December 31, 2023	907.6	$39.67
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(206.1)	49.54
Outstanding at December 31, 2024	701.5	36.77	2.05	$—
Exercisable at December 31, 2024	701.5	36.77	2.05	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2024, 2023 and 2022, were as follows (U.S. dollars in thousands):

	December 31,
	2024	2023	2022
Cash proceeds from stock options exercised	$—	$8,322	$31,600
Tax benefit / (expense) realized for stock options exercised	—	482	229
Intrinsic value of stock options exercised	—	2,338	15,505

Nonvested restricted stock awards as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2023	1,020.5	$39.42

Granted	1,041.4	11.88
Vested	(385.7)	39.18
Forfeited	(192.4)	30.10

Nonvested at December 31, 2024	1,483.8	$21.36

Nonvested performance share units as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2023	272.9	$40.09

Granted	558.3	11.98
Vested	(33.0)	37.62
Forfeited	(131.0)	34.69

Nonvested at December 31, 2024	667.2	$17.75

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $13.3 million, $14.4 million and $14.3 million of expense related to service condition restricted stock units in 2024, 2023 and 2022, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized $0, $0 and $2.0 million of income related to performance stock options in 2024, 2023 and 2022, respectively; and $1.5 million, $1.2 million and $0 of expense related to performance stock units in 2024, 2023 and 2022, respectively. The amount in 2022 reflects the reversal of stock compensation for awards no longer expected to vest.

As of December 31, 2024, there was no unrecognized stock-based compensation expense related to nonvested stock option awards. As of December 31, 2024, there was $20.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

11.	Fair Value and Equity Investments

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$23,914	$—	$—	$23,914
Derivative financial instruments asset	—	4,708	—	4,708
Life insurance contracts	—	—	44,091	44,091
Contingent consideration	—	—	—	—
Total	$23,914	$4,708	44,091	$72,713

	Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$42,916	$—	$—	$42,916
Derivative financial instruments asset	—	12,689	—	12,689
Life insurance contracts	—	—	45,041	45,041
Contingent consideration	—	—	(6,300)	(6,300)
Total	$42,916	$12,689	$38,741	$94,346

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $1.4 million and $4.0 million as of December 31, 2024 and 2023, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

Life insurance contracts: ASC 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust as disclosed in Note 14, “Deferred Compensation Plan.”

Derivative financial instruments asset and liability: Derivative financial instruments are measured at fair value based on observable market information and appropriate valuation methods.  See Note 15, “Derivative Financial Instruments” for more information on derivative financial instruments.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$45,041	$40,055
Actual return on plan assets	6,250	6,216
Sales and settlements	(7,200)	(1,230)
Ending balance at December 31	$44,091	$45,041

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2024	2023
Beginning balance at January 1	$(6,300)	$(6,364)
Changes in fair value of contingent consideration	—	64
Payments	6,300	—
Ending balance at December 31	$—	$(6,300)

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $28.1 million as of December 31, 2024 and 2023. During the year ended December 31, 2021, the Company recognized $18.1 million of upward fair value adjustments, based on the third quarter of 2021 valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. The gain was recorded within other income (expense), net on the consolidated statement of income. The upward fair value adjustment represents a nonrecurring fair value measurement based on observable price changes and is classified as a level 2 fair value measurement.

12.	Income Taxes

Consolidated income (loss) before provision for income taxes consists of the following for the years ended December 31, 2024, 2023 and 2022 (U.S. dollars in thousands):

	2024	2023	2022
U.S.	$(237,693)	$(37,152)	$24,411
Foreign	62,642	63,730	64,559
Total	$(175,051)	$26,578	$88,970

The provision (benefit) for current and deferred taxes for the years ended December 31, 2024, 2023 and 2022 consists of the following (U.S. dollars in thousands):

	2024	2023	2022
Current
Federal	$998	$—	$—
State	708	3,903	1,515
Foreign	25,314	29,179	34,117
	27,020	33,082	35,632
Deferred
Federal	(60,354)	(18,039)	(65,733)
State	(1,593)	(1,440)	(1,239)
Foreign	6,470	4,380	15,532
	(55,477)	(15,099)	(51,440)
Provision (benefit) for income taxes	$(28,457)	$17,983	$(15,808)

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Inventory differences	$108,895	$78,338
Foreign tax credit and other foreign benefits	36,689	37,369
Stock-based compensation	3,882	4,556
Accrued expenses not deductible until paid	26,529	33,066
Net operating losses	19,710	21,864
Interest Expense Limitation - 163(j)	2,832	—
Capitalized research and development	27,917	27,750
R&D credit carryforward	2,594	2,294
Other	285	293
Gross deferred tax assets	229,333	205,530
Deferred tax liabilities:
Foreign currency exchange	1,341	3,596
Foreign withholding taxes	10,936	14,591
Intangibles step-up	1,020	3,787
Overhead allocation to inventory	—	106
Amortization of intangibles	11,215	22,857
Other	6,580	6,281
Gross deferred tax liabilities	31,092	51,218
Valuation allowance	(24,337)	(47,142)
Deferred taxes, net	$173,904	$107,170

At December 31, 2024, the Company had foreign operating loss carryforwards of $35.9 million for tax purposes, which will be available to offset future taxable income. If not used, $25.1 million of carryforwards will expire between 2025 and 2044, while $10.8 million do not expire. Tax effected, the foreign operating losses are $17.7 million. A valuation allowance has been placed on foreign operating loss carryforwards of $17.7 million. In addition, a valuation allowance of $6.6 million has been recorded on a portion of the foreign tax credit carryforwards which will expire between 2028 and 2034.

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

Valuation allowances have been recognized for a portion of the foreign tax credit and all of the foreign net operating loss carryforwards. On January 2, 2025 the Company sold its subsidiary Mavely, which will affect its U.S. earnings. The gain from the sale in the U.S. will increase the Company’s ability to utilize foreign tax credits. As a result, the Company released $18.3 million of the valuation allowance against the Company’s foreign tax credits and the $2.3 million valuation allowance against R&D credits. The remaining valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the remaining foreign tax credits or the foreign net operating losses, the valuation allowance will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2024, 2023 and 2022 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Balance at the beginning of period	$47,142		$33,557		$80,186
Additions charged to cost and expenses	2,245	(1)	13,183	(4)	3,231	(6)
Decreases	(27,086	)(2)	(1,825	)(5)	(50,315	)(7)
Adjustments	2,036	(3)	2,227	(3)	455	(3)
Balance at the end of the period	$24,337		$47,142		$33,557

(1)	Increase in valuation is due primarily to net operating losses in foreign markets.
(2)	The decrease was due primarily to the release of the valuation allowance against $18.3 million of foreign tax credits and $2.3 million of R&D credits.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)	Increase in valuation is due primarily to net operating losses in foreign markets and $6.1 million that was recorded on the foreign tax credit carryforward.
(5)	The decrease was due to expiration of foreign net operating losses.
(6)	Increase in valuation is primarily due to net operating losses in foreign markets.
(7)	The decrease was due to utilization of $18.1 million of foreign tax credits and the valuation allowance release of $32.2 million foreign tax credits.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2024	2023
Net noncurrent deferred tax assets	$174,249	$107,692
Net noncurrent deferred tax liabilities	345	522
Deferred taxes, net	$173,904	$107,170

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2024, 2023 and 2022 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income taxes at statutory rate	21.00%	21.00%	21.00%
Excess tax benefit from equity award	(0.73)%	5.04%	(0.12)%
Deferred compensation	1.35%	(4.28)%	2.18%
Executive salary limitation	(1.15)%	1.59%	2.06%
State taxes	0.38%	7.34%	0.25%
Foreign exchange	0.20%	(1.91)%	0.68%
Non-U.S. income taxed at different rates	(2.55)%	12.70%	4.78%
Foreign withholding taxes	(0.89)%	13.31%	(0.73)%
Change in reserve for uncertain tax positions	(3.77)%	1.74%	17.69%
Valuation allowance recognized foreign tax credit & others	11.89%	24.66%	(56.17)%
Foreign-Derived Intangible Income (FDII)	—	(14.11)%	(8.14)%
Acquisition adjustments	(1.55)%	(0.05)%	(0.93)%
Goodwill impairment	(7.86)%	—	—
Other	(0.06)%	0.63%	(0.32)%
	16.26%	67.66%	(17.77)%

The decrease in the effective tax rate for 2024 is primarily due to the company having an overall book loss but still paying taxes primarily in foreign jurisdictions. The increase in the Company’s effective tax rate for 2023 was primarily due to the Company incurring restructuring charges that primarily affected their U.S. earnings. These additional expenses in the U.S. reduced the Company’s ability to utilize foreign tax credits.

The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2024.  If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

13.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2024, 2023, and 2022 the Company provided matching contributions of up to 4% of employees’ compensation each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $4.0 million, $3.6 million and $3.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2024, 2023 and 2022, the Company did not make any additional discretionary contributions.

14.	Deferred Compensation Plan

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

The Company recorded compensation expense of $(5.0) million, $2.8 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $43.0 million and $49.2 million for the years ended December 31, 2024 and 2023, respectively, related to its contributions to the plan and is included in accrued expenses for anticipated payments within the next 12 months and the remainder in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheets of $44.1 million and $45.0 million for the years ended December 31, 2024 and 2023, respectively.

15.	Derivative Financial Instruments

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4.7 million will be reclassified as a reduction to interest expense.

As of December 31, 2024, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
		December 31,
Derivatives in Cash Flow Hedging Relationships:	Balance Sheet Location	2024	2023
Interest Rate Swap - Asset	Prepaid expenses and other	$4,708	$8,955
Interest Rate Swap - Asset	Other assets	$—	$3,734

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2024	2023	2022
Interest Rate Swaps	$2,297	$2,910	$16,267

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2024	2023	2022
Interest Rate Swaps	Interest expense	$10,278	$9,959	$3,117

16.	Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, Southeast Asia/Pacific, Mainland China, Japan, Europe & Africa, South Korea, and Hong Kong/Taiwan—and two Rhyz segments—Manufacturing and Rhyz Other. The Nu Skin other category includes miscellaneous corporate revenue and related adjustments. The Rhyz Other segment includes two operating segments that are aggregated into one reporting segment and includes other investments by our Rhyz business arm. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company’s business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments based on segment contribution. Each segment records direct expenses related to its employees and its operations.
In 2023, the Company adjusted how it allocates certain corporate overhead costs to the segments. The 2022 segment information has been recast to comply with current presentation. Consolidated financial information is not affected.

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

	Year Ended December 31, 2024
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$322,516	$244,846	$235,235	$181,557	$164,164	$163,706	$130,610	$201,430	$85,188	$1,729,252
Cost of sales	83,461	64,950	44,059	36,852	42,766	33,600	24,932	164,145	14,532	509,297
Other segment items (2)	171,338	134,666	145,086	93,907	100,389	79,360	70,989	35,825	116,465	948,025
Segment contribution	$67,717	$45,230	$46,090	$50,798	$21,009	$50,746	$34,689	$1,460	$(45,809)	$271,930

	Year Ended December 31, 2023
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$398,222	$267,206	$298,079	$207,833	$192,352	$236,099	$153,589	$181,395	$35,214	$1,969,989
Cost of sales	104,162	71,364	46,915	41,191	54,095	46,326	27,488	136,875	5,274	533,690
Other segment items (2)	215,117	148,099	188,905	112,566	119,665	115,682	85,519	32,199	50,504	1,068,256
Segment contribution	$78,943	$47,743	$62,259	$54,076	$18,592	$74,091	$40,582	$12,321	$(20,564)	$368,043

	Year Ended December 31, 2022
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$508,537	$344,411	$360,389	$224,896	$204,275	$268,707	$157,197	$149,458	$3,830	$2,221,700
Cost of sales	135,071	85,986	60,881	45,070	60,257	52,531	31,230	121,455	—	592,481
Other segment items (2)	276,168	182,523	227,146	128,206	128,059	137,365	93,383	24,433	10,010	1,207,293
Segment contribution	$97,298	$75,902	$72,362	$51,620	$15,959	$78,811	$32,584	$3,570	$(6,180)	$421,926

(1)
The Manufacturing segment had $40.8 million, $56.5 million and $69.2 million of intersegment revenue for the years ended December 31, 2024, 2023 and 2022, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

(2)	Other segment items primarily includes selling expenses and general and administrative expenses.

	Year Ended December 31,
	2024	2023	2022
Total Segment Revenue	$1,729,252	$1,969,989	$2,221,700
Core Nu Skin Adjustments	2,832	(858)	3,959
Total Revenue	$1,732,084	$1,969,131	$2,225,659

Year Ended December 31,
2024	2023	2022
Total Segment Contribution	$271,930	$368,043	$421,926
Corporate and Other	(423,515)	(319,775)	(311,079)
Operating income (loss)	(151,585)	48,268	110,847
Interest expense	26,409	25,560	13,493
Other income (expense), net	2,943	3,870	(8,384)
Income (loss) before provision for income taxes	$(175,051)	$26,578	$88,970

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
Nu Skin
Americas	$369	$449	$591
Southeast Asia/Pacific	838	1,062	1,500
Mainland China	10,644	11,048	12,177
Japan	278	1,327	1,011
Europe & Africa	1,098	1,093	854
South Korea	1,022	1,399	1,616
Hong Kong/Taiwan	1,775	2,614	3,743
Total Nu Skin	16,024	18,992	21,492
Rhyz
Manufacturing	13,729	13,293	13,838
Rhyz Other	7,253	5,836	2,368
Total Rhyz	20,982	19,129	16,206
Total segment depreciation and amortization	37,006	38,121	37,698
Corporate and other	32,804	32,802	34,808
Total	$69,810	$70,923	$72,506

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
Nu Skin
Americas	$102	$236	$204
Southeast Asia/Pacific	115	645	263
Mainland China	5,701	20,052	10,692
Japan	402	104	225
Europe & Africa	412	411	1,612
South Korea	36	585	727
Hong Kong/Taiwan	610	1,212	3,338
Total Nu Skin	7,378	23,245	17,061
Rhyz
Manufacturing	10,164	11,162	7,301
Rhyz Other	2,137	34	—
Total Rhyz	12,301	11,196	7,301
Total segment capital expenditures	19,679	34,441	24,362
Corporate and other	21,904	24,049	34,694
Total	$41,583	$58,490	$59,056

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

	Year Ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
United States	$526,059	$514,947	$537,081
Mainland China	235,235	298,079	360,389
Japan	181,557	207,833	224,896
South Korea	163,706	236,099	268,707
All others	625,527	712,173	834,586
Total	$1,732,084	$1,969,131	$2,225,659

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
Beauty	$681,765	$858,625	$1,069,714
Wellness	757,217	886,093	992,338
Other	293,102	224,413	163,607
Total	$1,732,084	$1,969,131	$2,225,659

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(U.S. dollars in thousands)	2024	2023	2022
United States	$294,513	$339,163	$343,482
Mainland China	107,260	122,728	132,148
South Korea	18,435	23,578	30,867
Japan	10,329	13,322	18,011
All others	31,204	35,451	33,291
Total	$461,741	$534,242	$557,799

17.	Commitments and Contingencies

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

18.	Supplemental Cash Flow Information

Cash paid for interest totaled $35.3 million, $33.3 million and $14.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid for income taxes totaled $30.4 million, $32.4 million and $42.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The financial results of LifeDNA and BeautyBio are included in the Rhyz Other segment from the date of acquisition. For the year ended December 31, 2024 and 2023, the Company included $15.6 million and $10.6 million of revenue from these acquisitions, respectively. The unaudited pro forma revenue for the Company, including LifeDNA and BeautyBio, as if the acquisitions occurred on January 1, 2022, would have been $1,978.8 million and $2,254.2 million for the years ended December 31, 2023, and 2022, respectively.

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

Restructuring expense by segment – 2022 Plan

	Year Ended December 31,
(U.S. dollars in thousands)	2023	2022

Nu Skin
Americas	$918	$1,687
Southeast Asia/Pacific	131	1,809
Mainland China	1,352	13,181
Japan	1,515	699
Europe & Africa	(113)	2,143
South Korea	422	1,533
Hong Kong/Taiwan	(201)	2,464
Total Nu Skin	4,024	23,516
Rhyz Investments
Manufacturing	13	401
Rhyz Other	—	—
Total Rhyz Investments	13	401
Corporate and other	5,750	19,577
Total	$9,787	$43,494

In the fourth quarter of 2023, the Company adopted another strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.0 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. The Company has incurred all expected charges under the 2023 plan, and anticipates making the remaining payments in the first half of 2025. During the fourth quarter of 2023 the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million. During 2024, the Company incurred charges to be settled in cash of $17.9 million in severance charges and $1.0 million of other associated cost, and non-cash charges of $36.6 million of fixed asset impairments and $2.2 million of other non-cash charges. During 2024, the Company made cash payments of $22.4 million, leaving an ending restructuring accrual of $6.2 million.

Restructuring expense by segment – 2023 Plan

(U.S. dollars in thousands)	Year Ended December 31,
	2024	2023

Nu Skin
Americas	$3,571	$598
Southeast Asia/Pacific	2,086	862
Mainland China	4,304	2,910
Japan	25	—
Europe & Africa	2,243	554
South Korea	1,646	—
Hong Kong/Taiwan	504	432
Total Nu Skin	14,379	5,356
Rhyz Investments
Manufacturing	—	—
Rhyz Other	1,080	—
Total Rhyz Investments	1,080	—
Corporate and other	42,256	4,647
Total	$57,715	$10,003

21.	Subsequent Events

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price, and a number of shares of the purchaser’s common stock valued by the parties at $20 million. Following the completion of certain payments to other equity holders in Mavely, the Company and its subsidiaries expect to retain approximately $201 million of cash, subject to certain adjustments as set forth in the purchase agreement, and a number of shares of the purchaser’s common stock valued at $10 million. The Company expects to record a pre-tax gain on disposition which will be recorded in the first quarter of 2025 of approximately $170-$190 million, pending the finalization of the valuation.

On January 8, 2025, using a portion of the sale proceeds, the Company made a $115.0 million payment on its Credit Agreement term loan facility.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Notes 2 and 1 2 to the consolidated financial statements, the Company recorded a benefit for income taxes of $28 million for the year ended December 31, 2024 and reported $174 million in deferred tax assets net of a valuation allowance of $24 million and $31 million in deferred tax liabilities. The Company also reported uncertain tax positions of $26 million as of December 31, 2024. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes. These procedures also included, among others, (i) testing the accuracy of the consolidated income tax provision, including the rate reconciliation, return to provision adjustments, and permanent and temporary differences; (ii) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (iii) evaluating the identification of reserves for uncertain tax positions and the reasonableness of the “more likely than not determination” in consideration of the expiration of various statutes of limitations, changes in tax law and regulations, terms of intercompany agreements, and issuance of tax rulings and settlements with tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of management’s estimates and application of local and international income tax law.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
February 14, 2025
We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2024, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2024 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Impairment
On December 9, 2024, we determined that a charge related to the impairment of certain information technology assets, primarily internally developed software, was necessary as we endeavor to streamline and consolidate our information technology systems pursuant to our 2023 restructuring plan. Accordingly, we recognized a non-cash charge of $27.4 million, which will not result in any cash expenditures.

Trading Plans
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

2.1
Unit Purchase Agreement, dated as of January 2, 2025, by and among Mavely Seller LLC, Mavely LLC, Clout.io Holdings, Inc. and Mavrck LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 3, 2025).

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

3.4	Sixth Amended and Restated Bylaws of Nu Skin Enterprises, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 1, 2024).

4.1
Specimen Form of Stock Certificate for Class A Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 16, 2023).

4.2
Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 15, 2024).

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

#10.3
Form of Second Amended and Restated 2010 Plan Performance Stock Option Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed February 13, 2020).

#10.4
Third Amended and Restated 2010 Omnibus Incentive Plan ("Third Amended and Restated 2010 Plan") (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

#10.5
Form of Third Amended and Restated 2010 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 15, 2024).

#10.6
Form of Third Amended and Restated 2010 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 15, 2024).

#10.7
Form of Third Amended and Restated 2010 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed February 16, 2023).

#10.8	2024 Omnibus Incentive Plan (“2024 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2024).

*#10.9	Form of 2024 Plan Restricted Stock Unit Grant Agreement.

*#10.10	Form of 2024 Plan Performance Restricted Stock Unit Grant Agreement.

*#10.11	Form of 2024 Plan Director Restricted Stock Unit Grant Agreement.

#10.12
Nu Skin Enterprises, Inc. Amended and Restated 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.13
Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 16, 2022).

#10.14
Amendment 1 to Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.15
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

*#10.16	Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of January 4, 2023.

#10.17
Consulting Agreement between the Company and Joseph Y. Chang, effective as of March 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed May 9, 2024).

*19.1	Nu Skin Enterprises, Inc. Securities Trading Policy.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Nu Skin Enterprises, Inc. Executive Officer Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 15, 2024).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2025.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ryan. S. Napierski
Ryan S. Napierski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2025.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ryan S. Napierski	President, Chief Executive Officer and Director
Ryan S. Napierski	(Principal Executive Officer)

/s/ James D. Thomas	Chief Financial Officer
James D. Thomas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Emma S. Battle	Director
Emma S. Battle

/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Laura Nathanson	Director
Laura Nathanson

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ Zheqing Shen	Director
Zheqing Shen

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury

/s/ Mark A. Zorko	Director
Mark A. Zorko