Form 10-Q
period 2025-03-31
NU SKIN ENTERPRISES, INC.
filed 2025-05-09
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 30, 2025, 49,412,994 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2025

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$203,770	$186,883
Current investments	9,781	11,111
Accounts receivable, net	56,576	50,784
Inventories, net	188,776	190,242
Prepaid expenses and other	65,954	72,643
Current assets held for sale	—	26,936
Total current assets	524,857	538,599

Property and equipment, net	380,067	379,595
Operating lease right-of-use assets	79,389	72,605
Goodwill	83,625	83,625
Other intangible assets, net	47,554	74,278
Other assets	275,919	298,008
Long-term assets held for sale	—	22,204
Total assets	$1,391,411	$1,468,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,590	$34,880
Accrued expenses	206,710	217,808
Current portion of long-term debt	20,000	30,000
Current liabilities held for sale	—	13,919
Total current liabilities	260,300	296,607

Operating lease liabilities	61,949	58,439
Long-term debt	218,757	363,613
Other liabilities	96,436	97,475
Long-term liabilities held for sale	—	1,325
Total liabilities	637,442	817,459

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	623,477	627,787
Treasury stock, at cost – 41.2 million and 40.8 million shares	(1,562,211)	(1,563,614)
Accumulated other comprehensive loss	(123,850)	(124,758)
Retained earnings	1,816,462	1,711,949
Total stockholders’ equity	753,969	651,455
Total liabilities and stockholders’ equity	$1,391,411	$1,468,914

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$364,490	$417,306
Cost of sales	117,529	123,242
Gross profit	246,961	294,064

Operating expenses:
Selling expenses	118,546	153,542
General and administrative expenses	113,204	124,566
Restructuring and impairment expenses	25,114	7,134
Total operating expenses	256,864	285,242

Operating income (loss)	(9,903)	8,822
Interest expense	3,283	7,325
Gain on sale of business	176,162	—
Other expense, net	(28,375)	(396)

Income before provision for income taxes	134,601	1,101
Provision for income taxes	27,086	1,634

Net income (loss)	$107,515	$(533)

Net income (loss) per share (Note 7):
Basic	$2.16	$(0.01)
Diluted	$2.14	$(0.01)

Weighted-average common shares outstanding (000s):
Basic	49,764	49,538
Diluted	50,328	49,538

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$107,515	$(533)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively	2,443	(10,104)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(32) and $(435) for the three months ended March 31, 2025 and 2024, respectively	119	1,574
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $456 and $572 for the three months ended March 31, 2025 and 2024, respectively	(1,654)	(2,071)
	908	(10,601)
Comprehensive (loss) income	$108,423	$(11,134)

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	$91	$627,787	$(1,563,614)	$(124,758)	$1,711,949	$651,455

Net income	—	—	—	—	107,515	107,515
Other comprehensive income, net of tax	—	—	—	908	—	908
Repurchase of Class A common stock (Note 7)	—	—	(5,012)	—	—	(5,012)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(7,577)	6,415	—	—	(1,162)
Stock-based compensation	—	3,267	—	—	—	3,267
Cash dividends	—	—	—	—	(3,002)	(3,002)
Balance at March 31, 2025	$91	$623,477	$(1,562,211)	$(123,850)	$1,816,462	$753,969

	For the Three Months Ended March 31, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net loss	—	—	—	—	(533)	(533)
Other comprehensive loss, net of tax	—	—	—	(10,601)	—	(10,601)
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	—	(7,389)	5,498	—	—	(1,891)
Stock-based compensation	—	4,242	—	—	—	4,242
Cash dividends	—	—	—	—	(2,979)	(2,979)
Balance at March 31, 2024	$91	$618,706	$(1,564,942)	$(110,607)	$1,866,958	$810,206

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$107,515	$(533)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sale of business	(176,162)	—
Impairment of goodwill, fixed assets and other intangibles	25,114	—
Unrealized losses on equity investments	28,077	—
Depreciation and amortization	14,206	18,437
Non-cash lease expense	6,438	7,987
Stock-based compensation	9,308	4,242
Inventory write-down	3,085	2,003
Foreign currency losses	931	1,639
Loss on disposal of assets	58	218
Deferred taxes	631	1,348
Changes in operating assets and liabilities:
Accounts receivable, net	(5,878)	7,447
Inventories, net	(32)	6,999
Prepaid expenses and other	9,612	(13,352)
Other assets	1,796	(4,295)
Accounts payable	(1,439)	(10,575)
Accrued expenses	(21,016)	(4,227)
Other liabilities	(1,855)	(14,020)
Net cash provided by operating activities	389	3,318

Cash flows from investing activities:
Purchases of property and equipment	(13,584)	(12,281)
Proceeds on investment sales	1,403	3,019
Proceeds from sale of business, net	193,725	—
Net cash provided by (used in) investing activities	181,544	(9,262)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,162)	(1,891)
Payment of cash dividends	(3,002)	(2,979)
Repurchase of shares of common stock	(5,012)	—
Finance lease principal payments	(621)	(785)
Contingent consideration payments	—	(6,300)
Payments of debt	(155,000)	(20,000)
Other, net	(1,498)	—
Net cash used in financing activities	(166,295)	(31,955)

Effect of exchange rate changes on cash	1,249	(5,626)

Net increase (decrease) in cash and cash equivalents	16,887	(43,525)

Cash and cash equivalents, beginning of period	186,883	256,057

Cash and cash equivalents, end of period	$203,770	$212,532

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2025, and for the three- month periods ended March 31, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2024 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, expanding segment disclosure requirements. The amendments require enhanced disclosure for certain segment items and required disclosure on how management uses reported measures to assess segment performance. The amendments do not change how segments are determined, aggregated, or how thresholds are applied to determine reportable segments. The Company adopted ASU 2023-07 beginning with its 2024 annual reporting, through retrospective application.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220). This standard requires disclosure of specific information about costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Inventory

Inventories consist of the following (U.S. dollars in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$111,819	$121,929
Finished goods	76,957	68,313
Total Inventory, net	$188,776	$190,242

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$84,006	$83,378
Additions	3,085	2,003
Write-offs	(7,682)	(4,862)
Ending Balance	$79,409	$80,519

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2025 and December 31, 2024 was $7.5 million and $7.8 million, respectively. The contract liabilities impact to revenue for the three-month periods ended March 31, 2025, and 2024 was an increase of $0.3 million and $0.7 million, respectively.

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

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, the Company received net proceeds of $193.7 million and equity interest with an estimated fair value of $6.1 million. Approximately $4.4 million of additional payments are expected to be received following the finalization of net working capital The estimated fair value was based on observable price changes and is classified as a level 3 fair value measurement and is accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. In the first quarter of 2025, the Company recorded a gain on sale of $176.2 million.

During the first quarter of 2025, the Company recorded $5.2 million of stock-based compensation expense related to profit interest units issued to the Mavely founders. This expense should have been recorded in the fourth quarter of 2024 when the performance conditions became probable of vesting. The impact of the adjustment to correct this item was immaterial to the current and prior period financial statements.

As of December 31, 2024, the Mavely disposal group, consisting of $26.9 million of current assets, $22.2 million of long-term assets, $13.9 million of current liabilities and $1.3 million of long-term liabilities within the Company’s Rhyz Other segment, was classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” in the Consolidated Balance Sheet. The Company determined that as of December 31, 2024, the disposal group met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. The Company recognized income (loss) before provision for income taxes for the Mavely disposal group of $0 and $(1.6) million for the three months ended March 31, 2025 and 2024, respectively.

The total assets and liabilities of the Mavely disposal group that have met the classification of held for sale in the Company’s Consolidated Balance sheet are as follows (U.S. dollars in thousands):

December 31, 2024
Assets
Current assets
Accounts receivable, net	$26,455
Prepaid expenses and other	481
Total current assets held for sale	26,936

Property and equipment, net	1,668
Goodwill	12,602
Other intangible assets, net (1)	7,934
Total long-term assets held for sale	$22,204
Liabilities
Current liabilities
Accounts payable	$208
Accrued expenses	13,711
Total current liabilities held for sale	13,919

Other liabilities	1,325
Total long-term liabilities held for sale	1,325

(1)	Net of accumulated amortization of $8.4 million as of December 31, 2024.

4.	Goodwill and Intangibles

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0 as of March 31, 2025 and December 31, 2024.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended March 31, 2025 and December 31, 2024 (U.S. dollars in thousands):

	March 31, 2025	December 31, 2024
Nu Skin
Americas	$—	$—
Southeast Asia/Pacific	—	—
Mainland China	—	—
Japan	—	—
South Korea	—	—
Europe & Africa	—	—
Hong Kong/Taiwan	—	—
Rhyz
Manufacturing	78,875	78,875
Rhyz Other	4,750	4,750
Total	$83,625	$83,625

Accumulated impairment charges as of March 31, 2025 and December 31, 2024 were $9.4 million for the Americas segment, $18.5 million for the Southeast Asia/Pacific segment, $32.2 million for the Mainland China segment, $16.0 million for the Japan segment, $29.3 million for the South Korea segment, $2.9 million for the Europe & Africa segment, $6.6 million for the Hong Kong/Taiwan segment, $0 for the Manufacturing segment and $19.6 million for the Rhyz Other segment. There were no impairment charges recorded in the three months ended March 31, 2025 and 2024.

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

During the first quarter of 2025, the Company decided to make a strategic shift in how it operates the BeautyBio asset group. These strategy changes included exiting certain sales channels which reduced the forecasted revenues for BeautyBio. The Company concluded these actions were an interim impairment triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the asset group was impaired. The Company concluded the asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. As a result, during the three months ended March 31, 2025 the Company recorded an impairment charge of $25.1 million on the BeautyBio asset group, which is part of its Rhyz Other segment within restructuring and impairment expenses on the consolidated statement of income. The BeautyBio asset group has a remaining carrying value of $2.3 million with a remaining weighted-average amortization period of approximately 7 years.

5.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2025, the Company was in compliance with all covenants under the Credit Agreement. In January 2025, the Company made a $115.0 million payment on the term loan facility using a portion of the proceeds from the Mavely sale.

The following table summarizes the Company’s debt facilities as of March 31, 2025 and December 31, 2024:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2025(1)(2)	Balance as of December 31, 2024(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$240.0 million	$360.0 million	Variable 30 day: 6.67%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$0	$35.0 million		Revolving line of credit expires June 14, 2027.

(1)
As of March 31, 2025 and December 31, 2024, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and $0 and $10.0 million, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.2 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively, related to the Credit Agreement, which are not reflected in this table.

6.	Leases

As of March 31, 2025, the weighted average remaining lease term was 6.6 and 4.5 years for operating and finance leases, respectively. As of March 31, 2025, the weighted average discount rate was 3.8% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expense
Operating lease cost	$5,916	$6,066
Variable lease cost	961	1,776
Finance lease expense
Amortization of right-of-use assets	530	758
Interest on lease liabilities	168	109
Total lease expense	$7,575	$8,709

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash outflow from operating leases	$5,744	$6,371
Operating cash outflow from finance leases	$166	$111
Financing cash outflow from finance leases	$621	$785
Right-of-use assets obtained in exchange for operating lease obligations	$11,496	$13,034
Right-of-use assets obtained in exchange for finance lease obligations	$277	$5

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2025	$22,455	$2,662
2026	17,788	2,536
2027	11,984	2,484
2028	8,814	2,376
2029	7,475	1,355
Thereafter	22,514	—
Total	91,030	11,413
Less: Finance charges	9,084	1,554
Total principal liability	$81,946	$9,859

7.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2025 and 2024, the only dilutive common shares outstanding relate to the Company’s outstanding stock awards and options. For the three-month periods ended March 31, 2025 and 2024, 2.4 million and 1.8 million, respectively, of stock awards and options were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share. This quarterly cash dividend of $3.0 million was paid on March 5, 2025 to stockholders of record on February 24, 2025. In May 2025, the board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 11, 2025 to stockholders of record on May 30, 2025.

Repurchase of common stock

During the three-month period ended March 31, 2025, the Company repurchased 0.6 million share of its Class A common stock under its stock repurchase plans for $5.0 million and repurchased no shares during the three-month period ended March 31, 2024. As of March 31, 2025, $157.4 million was available for repurchases under the Company’s stock repurchase plan.

8.	Fair Value and Equity Investments

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$25,336	$—	$—	$25,336
Derivative financial instruments asset	—	2,749	—	2,749
Life insurance contracts	—	—	42,474	42,474
Total	$25,336	$2,749	$42,474	$70,559

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$23,914	$—	$—	$23,914
Derivative financial instruments asset	—	4,708	—	4,708
Life insurance contracts	—	—	44,091	44,091
Contingent consideration	—	—	—	—
Total	$23,914	$4,708	$44,091	$72,713

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$44,091	$45,041
Actual return on plan assets	(1,617)	3,373
Ending balance at March 31	$42,474	$48,414

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$—	$(6,300)
Payments	—	6,300
Ending balance at March 31	$—	$—

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of equity securities held by the Company without readily determinable fair values was $0 and $28.1 million as of March 31, 2025 and December 31, 2024, respectively. During the three months ended September 30, 2021, the Company recognized $18.1 million upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the three months ended March 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. The third quarter of 2021 gain and first quarter of 2025 charge were recorded within Other income (expense), net on the Consolidated Statement of Income. The first quarter of 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples.

9.	Income Taxes

Provision for income taxes for the first quarter of 2025 was $27.1 million, compared to $1.6 million for the prior-year period. The effective tax rates for the first quarter 2025 was 20.1% of pre-tax income compared to 148.4% in the prior-year period.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $175.5 million and $173.9 million as of March 31, 2025 and December 31, 2024, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2024. If the amount designated as indefinitely reinvested as of December 31, 2024 were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.  The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures.

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2024, tax years through 2020, 2022 and 2023 have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2024 and 2025, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2021. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may decrease in the next 12 months by approximately $4.0 to $5.0 million.

In 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar Two”) of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. Based on current enacted legislation, the Company anticipates the impact of Pillar Two to be immaterial for 2025.

10.	Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2.7 million will be reclassified as a reduction to interest expense.

As of March 31, 2025 and December 31, 2024, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest Rate Swap - Asset	Prepaid expenses and other	$2,749	$4,708

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in Other Comprehensive Loss on Derivatives
	Three Months Ended
Derivatives in Cash flow	March 31,
Hedging Relationships:	2025	2024
Interest Rate Swaps	$151	$2,009

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Three Months Ended
Derivatives in Cash flow	Income Statement	March 31,
Hedging Relationships:	Location	2025	2024
Interest Rate Swaps	Interest expense	$2,110	$2,643

11.	Segment Information

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

	Three Months Ended March 31, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$69,058	$52,172	$47,775	$42,765	$33,021	$32,515	$28,447	$55,290	$2,918	$363,961
Cost of sales	17,766	12,999	8,988	8,755	8,374	6,441	5,052	44,975	1,289	114,639
Other segment items (2)	35,545	27,023	28,235	22,156	19,985	15,321	13,705	8,536	4,009	174,515
Segment contribution	$15,747	$12,150	$10,552	$11,854	$4,662	$10,753	$9,690	$1,779	$(2,380)	$74,807

	Three Months Ended March 31, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$75,031	$60,065	$61,067	$44,236	$42,273	$40,963	$30,466	$50,302	$12,231	$416,634
Cost of sales	19,346	15,173	10,582	8,707	12,120	8,197	5,645	38,841	2,621	121,232
Other segment items (2)	40,709	33,808	38,232	23,523	26,877	20,583	17,454	9,494	15,552	226,232
Segment contribution	$14,976	$11,084	$12,253	$12,006	$3,276	$12,183	$7,367	$1,967	$(5,942)	$69,170

(1)
The Manufacturing segment had $8.9 million and $8.6 million of intersegment revenue for the three months ended March 31, 2025 and 2024, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Three Months Ended March 31,
	2025	2024
Total Segment Revenue	$363,961	$416,634
Core Nu Skin Adjustments	529	672
Total Revenue	$364,490	$417,306

	Three Months Ended March 31,
	2025	2024
Total Segment Contribution	$74,807	$69,170
Corporate and Other	(84,710)	(60,348)
Operating income (loss)	(9,903)	8,822
Interest expense	3,283	7,325
Gain on sale of business	176,162	—
Other expense, net	(28,375)	(396)
Income before provision for income taxes	$134,601	$1,101

Depreciation and Amortization

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Nu Skin
Americas	$50	$105
Southeast Asia/Pacific	190	249
Mainland China	2,068	2,774
Japan	57	81
Europe & Africa	264	273
South Korea	174	245
Hong Kong/Taiwan	377	579
Total Nu Skin	3,180	4,306
Rhyz
Manufacturing	3,334	3,335
Rhyz Other	912	1,886
Total Rhyz	4,246	5,221
Corporate and other	6,780	8,910
Total	$14,206	$18,437

Capital Expenditures

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Nu Skin
Americas	$13	$21
Southeast Asia/Pacific	—	9
Mainland China	478	2,689
Japan	—	—
Europe & Africa	6	165
South Korea	—	22
Hong Kong/Taiwan	68	198
Total Nu Skin	565	3,104
Rhyz
Manufacturing	5,674	1,349
Rhyz Other	16	635
Total Rhyz	5,690	1,984
Corporate and other	7,329	7,193
Total	$13,584	$12,281

12.	Commitments and Contingencies

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

13.	Restructuring

In the fourth quarter of 2023, the Company adopted a strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.0 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. The Company has incurred all expected charges under the 2023 Plan, and anticipates making the remaining payments in the first half of 2025.

●
During the fourth quarter of 2023, the Company incurred charges to be settled in cash of $10.0 million in severance charges. During the fourth quarter of 2023, the Company made cash payments of $0.3 million, leaving an ending restructuring accrual of $9.7 million.

●
During the first quarter of 2024, the Company incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the first quarter of 2024, the Company made cash payments of $7.0 million, leaving an ending restructuring accrual of $8.8 million.

●
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

●	During the third quarter of 2024, the Company incurred no additional charges and made cash payments of $3.9 leaving an ending restructuring accrual of $3.2 million.
●
During the fourth quarter of 2024, the Company incurred charges to be settled in cash of $12.8 million in severance charges and $(1.1) million in other cash charges. In the fourth quarter of 2024, the Company incurred non-cash charges of $30.2 million of fixed asset impairments and $0.4 million of other non-cash charges. During the fourth quarter of 2024, the Company made cash payments of $8.7 million, leaving an ending restructuring accrual of $6.2 million.

●	During the first quarter of 2025, the Company incurred no further charges, made cash payments of $4.7 million leaving an ending restructuring accrual of $1.5 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$159	$267	$3,145	$598	$4,169
Southeast Asia/Pacific	1,589	190	307	862	2,948
Mainland China	3,449	(162)	1,017	2,910	7,214
Japan	1	—	24	—	25
Europe & Africa	1,152	414	677	554	2,797
South Korea	1,646	(134)	134	—	1,646
Hong Kong/Taiwan	294	(147)	357	432	936
Total Nu Skin	8,290	428	5,661	5,356	19,735
Rhyz
Manufacturing	—	—	—	—	—
Rhyz Other	1,040	40	—	—	1,080
Total Rhyz	1,040	40	—	—	1,080
Corporate and other	32,887	7,896	1,473	4,647	46,903
Total	$42,217	$8,364	$7,134	$10,003	$67,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, growth of our Rhyz business, acquisitions, and the integration of acquired companies, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; statements regarding tariffs and trade policies; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.  We caution and advise readers that these statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2024 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2024 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended March 31, 2025 decreased 12.7% to $364.5 million, compared to $417.3 million in the prior-year period.  Our revenue in the first quarter of 2025 was negatively impacted 3.0% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 11%, 15% and 20%, respectively, on a year-over-year basis.

The declines for the three-month period ended March 31, 2025 were largely driven by the continued macroeconomic challenges we’ve been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. Our priorities for 2025 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, the introduction of our next connected device the Prysm iO and business expansion into India. We are currently anticipating nominal revenue from our fourth quarter India market pre-opening, as we are preparing for the formal launch in mid-2026.

Earnings per share for the first quarter of 2025 increased to $2.14, compared to $(0.01) in the prior-year period. The increase in earnings per share for the quarter is primarily driven by the sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible impairment of $25.1 million in our Rhyz Other segment, a non-cash loss on investment of $28.1 million and the decline in revenue.

Segment Results

We report our business in nine segments to reflect our current management approach. These segments consist of our seven geographic Nu Skin segments—Americas, Mainland China, Southeast Asia/Pacific, Japan, Europe & Africa, South Korea and Hong Kong/Taiwan—and our two Rhyz segments—Manufacturing and Rhyz Other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments.

The following table sets forth revenue for the three-month periods ended March 31, 2025 and 2024 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended March 31,			Constant- Currency
	2025	2024	Change	Change(1)
Nu Skin
Americas	$69,058	$75,031	(8.0)%	(1.3)%
Southeast Asia/Pacific	52,172	60,065	(13.1)%	(12.0)%
Mainland China	47,775	61,067	(21.8)%	(20.6)%
Japan	42,765	44,236	(3.3)%	(0.8)%
Europe & Africa	33,021	42,273	(21.9)%	(19.5)%
South Korea	32,515	40,963	(20.6)%	(13.3)%
Hong Kong/Taiwan	28,447	30,466	(6.6)%	(4.0)%
Other	529	672	(21.3)%	(21.3)%
Total Nu Skin	306,282	354,773	(13.7)%	(10.2)%
Rhyz
Manufacturing	55,290	50,302	9.9%	9.9%
Rhyz Other	2,918	12,231	(76.1)%	(76.1)%
Total Rhyz	58,208	62,533	(6.9)%	(6.9)%
Total	$364,490	$417,306	(12.7)%	(9.7)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three-month periods ended March 31, 2025 and 2024 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended March 31, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$69,058	$52,172	$47,775	$42,765	$33,021	$32,515	$28,447	$55,290	$2,918	$363,961
Cost of sales	17,766	12,999	8,988	8,755	8,374	6,441	5,052	44,975	1,289	114,639
Other segment items	35,545	27,023	28,235	22,156	19,985	15,321	13,705	8,536	4,009	174,515
Segment contribution	$15,747	$12,150	$10,552	$11,854	$4,662	$10,753	$9,690	$1,779	$(2,380)	$74,807
Segment contribution as a percentage of revenue	22.8%	23.3%	22.1%	27.7%	14.1%	33.1%	34.1%	3.2%	(81.6)%	20.6%

	Three Months Ended March 31, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$75,031	$60,065	$61,067	$44,236	$42,273	$40,963	$30,466	$50,302	$12,231	$416,634
Cost of sales	19,346	15,173	10,582	8,707	12,120	8,197	5,645	38,841	2,621	121,232
Other segment items	40,709	33,808	38,232	23,523	26,877	20,583	17,454	9,494	15,552	226,232
Segment contribution	$14,976	$11,084	$12,253	$12,006	$3,276	$12,183	$7,367	$1,967	$(5,942)	$69,170
Segment contribution as a percentage of revenue	20.0%	18.5%	20.1%	27.1%	7.7%	29.7%	24.2%	3.9%	(48.6)%	16.6%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended March 31, 2025 and 2024.

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

	Three Months Ended March 31,
	2025	2024	Change
Customers
Americas	227,514	199,399	14%
Southeast Asia/Pacific	74,584	93,411	(20)%
Mainland China	122,474	162,239	(25)%
Japan	107,742	108,808	(1)%
Europe & Africa	130,154	163,481	(20)%
South Korea	71,721	100,230	(28)%
Hong Kong/Taiwan	42,523	47,693	(11)%
Total Customers	776,712	875,261	(11)%

Paid Affiliates
Americas	26,936	29,081	(7)%
Southeast Asia/Pacific	22,296	29,778	(25)%
Mainland China	19,859	24,405	(19)%
Japan	21,073	21,679	(3)%
Europe & Africa	15,184	18,313	(17)%
South Korea	16,548	20,594	(20)%
Hong Kong/Taiwan	9,622	10,321	(7)%
Total Paid Affiliates	131,518	154,171	(15)%

Sales Leaders
Americas	6,174	6,616	(7)%
Southeast Asia/Pacific	4,542	5,570	(18)%
Mainland China	6,214	9,600	(35)%
Japan	6,210	6,385	(3)%
Europe & Africa	2,839	3,715	(24)%
South Korea	2,850	4,122	(31)%
Hong Kong/Taiwan	2,207	2,601	(15)%
Total Sales Leaders	31,036	38,609	(20)%

The following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets, while our Latin America markets grew year-over-year. We also introduced enhancements to the sales performance plan in North America starting in November 2024, which has caused disruption as our sales force adapts to the enhancements.  In addition, our reported revenue reflects a negative impact from unfavorable foreign currency fluctuations of 6.7% for the first quarter of 2025.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During early 2025, we continued to roll out this strategy in additional Latin America markets. For the first quarter of 2025, our Latin America markets revenue increased from $8.9 million to $21.8 million, a 144% increase; in addition, Latin America Customers increased 133%, Paid Affiliates increased 40%, and Sales Leaders increased 62%.

The year-over-year increase in segment contribution primarily reflects increased profitability in Latin America, partially offset by the overall decline in revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the first quarter of 2025 is partially attributable to slowing momentum from the general macroeconomic factors in the markets. We continued to see stabilization in many of our markets, but our Indonesia market remained challenging.

The year-over-year increase in segment contribution is primarily attributable to a 2.3 percentage point decrease in selling expenses as a percentage of revenue and a 2.1 percentage point decrease in general and administrative expenses as a percentage of revenue attributable to cost savings efforts during 2025 all partially offset by the decline in revenue.

Mainland China. Our Mainland China market continued to be challenged during the first quarter of 2025, with ongoing macroeconomic factors, the associated decrease in consumer spending and a negative sentiment towards U.S. brands leading to declines in revenue.

The year-over-year decrease in segment contribution for the first quarter of 2025 primarily reflects lower revenue and a 1.5 percentage point decrease in gross margin attributable to pressure from fixed cost in cost of sales on depressed revenue, partially offset by a 3.0 percentage point decrease in selling expense as a percent of revenue.

Japan. The 3.3% decline in revenue is primarily attributable to a 2.5% negative impact from unfavorable foreign-currency fluctuations as well as consumer inflationary pressures which depressed spending. On a local currency basis, revenue decreased 0.8%.

The year-over-year decline in segment contribution reflects the decreased revenue, partially offset by a 1.4 percentage point decline in selling expenses.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects the softening of momentum, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. We introduced enhancements to the sales performance plan in Europe & Africa starting in March 2025.

The year-over-year increase in segment contribution reflects the cost-saving efforts in the segment which benefited gross margin through automation and other initiatives, which resulted in a 3.3 percentage point increase in gross margin. In addition, selling expenses as a percent of revenue decreased  3.3 percentage points primarily from higher sales force events  cost in the first quarter of 2024,  partially offset by the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the quarter ended March 31, 2025. During the fourth quarter of 2024, we introduced our enhancements to the sales performance plan in South Korea.

The year-over-year decline in segment contribution primarily reflects the decline in revenue partially offset by a 3.0 percentage point decrease in general and administrative expenses from our cost saving efforts.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the first quarter of 2025 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers.

The increase in segment contribution was primarily driven by a 3.8 percentage point decrease in selling expenses and a 5.3 percentage point decrease in general and administrative expense from our recent cost saving efforts, partially offset by the decline in revenue.

Manufacturing. Our Manufacturing segment revenue increased 9.9% for the first quarter of 2025, primarily driven by our Elevate Manufacturing entity.

The decrease in segment contribution for the first quarter of 2025 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in less profitability for the periods presented.

Rhyz Other. The decrease in revenue of our Rhyz Other segment is primarily driven by the January 2, 2025 sale of Mavely, Mavely recognized $7.0 million of revenue in the first quarter of 2024. In addition, our BeautyBio entity remains challenging, with a 72% decline in revenue as we look to change the strategy to minimize future losses and position the brand for growth.

The increase in segment contribution is primarily from the sale of Mavely, which operated at a loss during the first quarter of 2024, as well as our cost saving efforts at BeautyBio, which had smaller losses for the first quarter of 2025.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2025 decreased 12.7% to $364.5 million, compared to $417.3 million in the prior-year period. For a discussion and analysis of this decrease in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 67.8% for the first quarter of 2025 compared to 70.5% for the prior-year period.  The gross margin of our core Nu Skin business decreased  0.2 percentage points to 76.7%.  Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the quarter.

We continue to monitor macroeconomic trends and uncertainties related to international trade relations and trade policy, including those related to tariffs. Incremental tariffs did not have a significant impact on our financial results for the first quarter of 2025 but could adversely impact our results in the future. While we remain focused on mitigating the impact of the tariffs, we currently estimate up to $5 million of incremental cost pressure for the remainder of 2025. We continue to monitor and plan to take proactive measures to minimize the potential impact.

Selling expenses

Selling expenses as a percentage of revenue was 32.5% for the first quarter of 2025, compared to 36.8% for the prior-year period.  Selling expenses for our core Nu Skin business as a percentage of revenue decreased 3.0 percentage points to 38.7% for the first quarter of 2025. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically approximates 40% and fluctuates plus or minus approximately 100 basis points from period to period. Our first quarter of 2025 core Nu Skin selling expenses decrease is partially attributable to the sequential decline in revenue and Sales Leaders, which resulted in a decline in those qualifying for increased sales compensation. In addition, approximately 0.7 percentage points of the decline in selling expenses as a percentage of revenue are attributable to the January 2, 2025 sale of Mavely.

General and administrative expenses

General and administrative expenses decreased to $113.2 million in the first quarter of 2025, compared to $124.6 million in the prior-year period. The $11.4 million decline is primarily from a $5.6 million contraction in labor expenses, $2.4 million from Mavely and a decrease in promotional expenses in connection with our prior year product launches. General and administrative expenses as a percentage of revenue increased to 31.1% for the first quarter of 2025 from 29.9% for the prior-year period.

Restructuring and impairment expenses

2023 restructuring plan. In the fourth quarter of 2023, we adopted a strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.0 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. We have incurred all expected charges under the 2023 plan and anticipate making the remaining payments in the first half of 2025.  During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the second quarter of 2024, we incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million in other cash charges, and non-cash charges of $6.4 million in fixed asset impairments and $0.8 million in other write-downs. In the fourth quarter of 2024, we incurred charges to be settled in cash of $12.8 million in severance charges and $(1.1) million in other cash charges, and non-cash charges of $30.2 million of fixed asset impairments and $0.4 million of other non-cash charges. During the first quarter of 2025, we incurred no further charges.

Intangibles and fixed asset impairment. During the three months ended March 31, 2025, we determined that the continued operating losses, further decline in forecasted revenue and an overall change in strategy associated with our BeautyBio asset groups were an interim triggering event that required us to perform an interim impairment analysis on our BeautyBio asset groups. We assessed the recoverability of the related asset groups comparing the carrying value to the undiscounted cash flows expected to be generated. The recoverability test indicated the asset groups were impaired. We concluded that the carrying value of the asset groups exceeded the estimated fair value which resulted in an impairment charge of $25.1 million in our Rhyz Other segment during the three months ended March 31, 2025.

Interest expense

Interest expense decreased to $3.3 million in the first quarter of 2025, compared to $7.3 million in the prior-year period. The decrease in interest expense was primarily due to the debt payments made in the first quarter of 2025 using a portion of the proceeds from the Mavely sale. Our interest rate swap arrangements that we entered into in 2020 have a maturity date of July 31, 2025, at which time our effective interest rate will increase.

Gain on sale of business

In January 2025, we completed the sale of our Mavely entity for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of purchase price. Following the completion of certain payments to other equity holders in Mavely, we received $193.7 million of cash and equity interest with an estimated fair value of $6.1 million. Approximately $4.4 million of additional payments are expected to be received following the finalization of net working capital. In the first quarter of 2025, we recorded a pre-tax gain on disposition of $176.2 million.

Other expense, net

Other expense, net for the first quarter of 2025 was $28.4 million  compared to $0.4 million  for the first quarter of 2024. The increase in other expense for the first quarter of 2025 is primarily from a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision for income taxes

Provision for income taxes for the first quarter of 2025 was $27.1 million, compared to $1.6 million for the prior-year period. The effective tax rate was 20.1% of income before provision for income taxes during the first quarter of 2025 compared to 148.4% in the prior-year period. Our first quarter of 2025 effective tax rate benefited from the sale of Mavely, while our first quarter of 2024 tax rate was negatively impacted by the decline in profitability for the quarter as well as the vesting of our employee stock awards.

Net income (loss)

As a result of the foregoing factors, net income for the first quarter of 2025 was $107.5 million compared to $(0.5) million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first three months of 2025, we generated $0.4 million in cash from operations, compared to $3.3 million during the prior-year period. The decrease in cash flow from operations primarily reflects cash payments made in the first quarter of 2025 related to expenses accrued as of year-end, which included restructuring and other accrued expenses. Cash and cash equivalents, including current investments, as of March 31, 2025 and December 31, 2024 were $213.6 million and $198.0 million, respectively, with the increase being driven by the proceeds from the sale of Mavely, partially offset by $155.0 million in debt payments.

Working capital. As of March 31, 2025, working capital was $264.6 million, compared to $242.0 million as of December 31, 2024. Our increase in working capital is primarily attributable to proceeds from the sale of Mavely, partially offset by $115.0 million payment on our term loan.  In addition, in the first quarter we paid $30.0 million towards our revolving credit facility.

Capital expenditures. Capital expenditures for the three months ended March 31, 2025 were $13.6 million. We expect that our capital expenditures in 2025 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $45–65 million for 2025.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of March 31, 2025 and December 31, 2024, we had $0 and $35.0 million of outstanding borrowings under our revolving credit facility, and $240.0 million and $360.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.2 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2025, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of March 31, 2025, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions.  During the first quarter of  2025, we repurchased 0.6 million shares of our Class A common stock under the plan for $5.0 million. As of March 31, 2025, $157.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2025, our board of directors a declared quarterly cash dividend of $0.06 per share. The quarterly cash dividend of $3.0 million was paid on March 5, 2025 to stockholders of record on February 24, 2025. In May 2025, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 11, 2025 to stockholders of record on May 30, 2025. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2025 and December 31, 2024, we held $213.6 million and $198.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $175.6 million and $154.1 million as of March 31, 2025 and December 31, 2024, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2025, we had $30.9 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2025 and December 31, 2024, we had $24.0 million and $22.4 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Contingent Liabilities

Please refer to Note 12 to the consolidated financial statements contained in this Quarterly Report for information regarding our contingent liabilities.

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the first quarter of 2025.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2025, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the three-month periods ended March 31, 2025 and 2024.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2025 and 2024, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2025, and 2024 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

The information presented below supplements and should be read in conjunction with the detailed discussion of risks associated with our business in our recent SEC filings, including our Annual Report on Form 10-K for the 2024 fiscal year and subsequent reports.

Changes to tariff and import/export regulations, and trade disputes between the United States and other jurisdictions have had a negative effect on global economic conditions and could negatively affect our business, financial results and financial condition.

The United States and other foreign jurisdictions have changed customs regulations or tariff rates that are applied to our imports or exports, and they could make further changes at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. The new political administration in the United States has implemented new tariffs, some of which have been paused but may continue in the future, and has expressed an intention to continue using tariffs more robustly in pursuing government policy. When increases are made to U.S. duty rates or tariffs, retaliatory action by other countries has occurred and could continue occurring. Any increases could impact the price of our products and cause a decline in the demand for our products, as well as cause disruptions in our supply chain. We rely on the use of Free Trade Agreements, where available, that may experience alterations, suspensions or cancellations, which could increase our customs expenses or otherwise harm our business. Although we may take actions in response to tariffs, such as shifting our sourcing and production to alternate locations, there is no assurance that such actions would be successful in mitigating the additional tariffs.

In addition to duties and tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, banning imports from particular countries, increasing regulatory requirements, other actions that impact our ability to obtain necessary licenses or approvals, or any other restrictions on international trade, could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, or restrict our access to suppliers or customers, any of which would have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

January 1 - 31, 2025	—	$—	—	$162.4
February 1 - 28, 2025	—	—	—	$162.4
March 1 - 31, 2025	621,099	8.07	621,099	$157.4
Total	621,099	$8.07	621,099

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

Trading Plans

On February 18, 2025, Emma Battle and Edwina Woodbury, members of our Board of Directors, each adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell 40% of the shares of Class A common stock underlying their 11,330 restricted stock units that will vest on May 29, 2025.  The sales are scheduled to occur on the vesting date of May 29, 2025 or the next possible business day.

Other

Effective April 7, 2025, the Compensation and Human Capital Committee of our Board of Directors approved increasing the base salary of Justin Keisel, our Executive Vice President and President of Global Sales, to $465,000.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
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

May 8, 2025

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)