Form 10-Q
period 2025-06-30
NU SKIN ENTERPRISES, INC.
filed 2025-08-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of August 1, 2025, 49,497,715 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2025

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$264,159	$186,883
Current investments	1,211	11,111
Accounts receivable, net	59,703	50,784
Inventories, net	180,377	190,242
Prepaid expenses and other	66,103	72,643
Current assets held for sale	—	26,936
Total current assets	571,553	538,599

Property and equipment, net	374,207	379,595
Operating lease right-of-use assets	77,736	72,605
Goodwill	83,625	83,625
Other intangible assets, net	45,937	74,278
Other assets	290,635	298,008
Long-term assets held for sale	—	22,204
Total assets	$1,443,693	$1,468,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,734	$34,880
Accrued expenses	220,172	217,808
Current portion of long-term debt	35,000	30,000
Current liabilities held for sale	—	13,919
Total current liabilities	283,906	296,607

Operating lease liabilities	61,837	58,439
Long-term debt	213,900	363,613
Other liabilities	96,296	97,475
Long-term liabilities held for sale	—	1,325
Total liabilities	655,939	817,459

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	627,515	627,787
Treasury stock, at cost – 41.1 million and 40.8 million shares	(1,560,411)	(1,563,614)
Accumulated other comprehensive loss	(114,058)	(124,758)
Retained earnings	1,834,617	1,711,949
Total stockholders’ equity	787,754	651,455
Total liabilities and stockholders’ equity	$1,443,693	$1,468,914

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$386,138	$439,081	$750,628	$856,387
Cost of sales	120,405	131,904	237,934	255,146
Gross profit	265,733	307,177	512,694	601,241

Operating expenses:
Selling expenses	128,228	165,463	246,774	319,005
General and administrative expenses	106,725	117,921	219,929	242,487
Restructuring and impairment expenses	—	149,350	25,114	156,484
Total operating expenses	234,953	432,734	491,817	717,976

Operating income (loss)	30,780	(125,557)	20,877	(116,735)
Interest expense	2,526	6,720	5,809	14,045
Gain on sale of business	—	—	176,162	—
Other income (expense), net	(843)	629	(29,218)	233

Income (loss) before provision for income taxes	27,411	(131,648)	162,012	(130,547)
Provision (benefit) for income taxes	6,292	(13,390)	33,378	(11,756)

Net income (loss)	$21,119	$(118,258)	$128,634	$(118,791)

Net income (loss) per share (Note 7):
Basic	$0.43	$(2.38)	$2.59	$(2.39)
Diluted	$0.43	$(2.38)	$2.59	$(2.39)

Weighted-average common shares outstanding (000s):
Basic	49,441	49,688	49,601	49,613
Diluted	49,499	49,688	49,748	49,613

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$21,119	$(118,258)	$128,634	$(118,791)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,398	(4,875)	13,841	(14,979)
Net unrealized gains on cash flow hedges, net of taxes of $(18) and $(152) for the three months ended June 30, 2025 and 2024, respectively and $(50) and $(587) for the six months ended June 30, 2025 and 2024, respectively	64	553	183	2,127
Reclassification adjustment for realized gains in current earnings on cash flow hedges, net of taxes of $461 and $570 for the three months ended June 30, 2025 and 2024, respectively and $917 and $1,142 for the six months ended June 30, 2025 and 2024, respectively	(1,670)	(2,066)	(3,324)	(4,137)
	9,792	(6,388)	10,700	(16,989)
Comprehensive income (loss)	$30,911	$(124,646)	$139,334	$(135,780)

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2025	$91	$623,477	$(1,562,211)	$(123,850)	$1,816,462	$753,969

Net income	—	—	—	—	21,119	21,119
Other comprehensive income, net of tax	—	—	—	9,792	—	9,792
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(1,780)	1,800	—	—	20
Stock-based compensation	—	5,818	—	—	—	5,818
Cash dividends	—	—	—	—	(2,964)	(2,964)
Balance at June 30, 2025	$91	$627,515	$(1,560,411)	$(114,058)	$1,834,617	$787,754

	For the Three Months Ended June 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2024	$91	$618,706	$(1,564,942)	$(110,607)	$1,866,958	$810,206

Net loss	—	—	—	—	(118,258)	(118,258)
Other comprehensive loss, net of tax	—	—	—	(6,388)	—	(6,388)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(912)	852	—	—	(60)
Stock-based compensation	—	3,646	—	—	—	3,646
Cash dividends	—	—	—	—	(2,982)	(2,982)
Balance at June 30, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	$91	$627,787	$(1,563,614)	$(124,758)	$1,711,949	$651,455

Net income	—	—	—	—	128,634	128,634
Other comprehensive income, net of tax	—	—	—	10,700	—	10,700
Repurchase of Class A common stock (Note 7)	—	—	(5,012)	—	—	(5,012)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(9,357)	8,215	—	—	(1,142)
Stock-based compensation	—	9,085	—	—	—	9,085
Cash dividends	—	—	—	—	(5,966)	(5,966)
Balance at June 30, 2025	$91	$627,515	$(1,560,411)	$(114,058)	$1,834,617	$787,754

	For the Six Months Ended June 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net income	—	—	—	—	(118,791)	(118,791)
Other comprehensive loss, net of tax	—	—	—	(16,989)	—	(16,989)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,301)	6,350	—	—	(1,951)
Stock-based compensation	—	7,888	—	—	—	7,888
Cash dividends	—	—	—	—	(5,961)	(5,961)
Balance at June 30, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$128,634	$(118,791)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sale of business	(176,162)	—
Impairment of goodwill, fixed assets and other intangibles	25,114	147,350
Unrealized losses on equity investments	28,077	—
Depreciation and amortization	27,258	36,040
Non-cash lease expense	13,055	14,769
Stock-based compensation	15,126	7,888
Inventory write-down	5,800	3,520
Foreign currency losses	2,441	2,528
Gain on disposal of assets	(72)	(446)
Deferred taxes	(6,793)	(2,314)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,660)	1,394
Inventories, net	10,909	22,936
Prepaid expenses and other	6,251	(25,973)
Other assets	(7,356)	(4,169)
Accounts payable	(6,824)	(6,109)
Accrued expenses	(20,334)	(10,722)
Other liabilities	(280)	(13,376)
Net cash provided by operating activities	36,184	54,525

Cash flows from investing activities:
Purchases of property and equipment	(13,602)	(20,404)
Purchases of investments	—	(8,567)
Proceeds on investment sales	10,214	11,178
Proceeds from sale of business, net	193,725	—
Net cash provided by (used in) investing activities	190,337	(17,793)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,142)	(1,951)
Payment of cash dividends	(5,966)	(5,961)
Repurchase of shares of common stock	(5,012)	—
Finance lease principal payments	(1,120)	(1,560)
Contingent consideration payments	—	(6,300)
Proceeds from debt	15,000	—
Payments of debt	(160,000)	(45,000)
Other, net	1,213	—
Net cash used in financing activities	(157,027)	(60,772)

Effect of exchange rate changes on cash	7,782	(7,767)

Net increase (decrease) in cash and cash equivalents	77,276	(31,807)

Cash and cash equivalents, beginning of period	186,883	256,057

Cash and cash equivalents, end of period	$264,159	$224,250

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2025, and for the three- and six-month periods ended June 30, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2024 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Inventories, net

Inventories, net consist of the following (U.S. dollars in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$101,469	$121,929
Finished goods	78,908	68,313
Total Inventory, net	$180,377	$190,242

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$79,409	$80,519	$84,006	$83,378
Additions	2,715	1,517	5,800	3,520
Write-offs	(6,428)	(11,753)	(14,110)	(16,615)
Ending Balance	$75,696	$70,283	$75,696	$70,283

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2025 and December 31, 2024 was $7.4 million and $7.8 million, respectively. The contract liabilities’ impact to revenue for the three-month periods ended June 30, 2025 and 2024 was an increase of $0.1 million and an increase of $0.1 million, respectively. The impact to revenue for the six-month periods ended June 30, 2025, and 2024 was an increase of $0.4 million and an increase of $0.8 million, respectively.

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

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, the Company received net proceeds of $193.7 million and equity interest with an estimated fair value of $6.1 million. In the second quarter of 2025, the Company received an additional payment of $2.7 million with an additional $1.7 million expected to be received in the third quarter of 2025, following the finalization of net working capital. The estimated fair value was based on observable price changes and is classified as a level 3 fair value measurement and is accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. In the first quarter of 2025, the Company recorded a gain on sale of $176.2 million.

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

As of December 31, 2024, the Mavely disposal group, consisting of $26.9 million of current assets, $22.2 million of long-term assets, $13.9 million of current liabilities and $1.3 million of long-term liabilities within the Company’s Rhyz Other segment, was classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” in the Consolidated Balance Sheet. The Company determined that as of December 31, 2024, the disposal group met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. The Company recognized income (loss) before provision for income taxes for the Mavely disposal group of $0.0 and $(0.2) million for the three months ended June 30, 2025 and 2024, respectively and $0.0 and $(1.7) million for the six months ended June 30, 2025 and 2024, respectively.

The total assets and liabilities of the Mavely disposal group that met the classification of held for sale in the Company’s Consolidated Balance sheet are as follows (U.S. dollars in thousands):

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

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0, respectively, as of both June 30, 2025 and December 31, 2024.

The following table presents the change in carrying amount of goodwill by reporting unit for the six months ended June 30, 2025 (U.S. dollars in thousands):

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Goodwill as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625
Goodwill as of June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625

Accumulated impairment losses for each segment as of June 30, 2025 and December 31, 2024 are as follows:

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Accumulated impairment losses	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$—	$19,587	$134,541

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

During the first quarter of 2025, the Company decided to make a strategic shift in how it operates the BeautyBio asset group. These strategy changes included exiting certain sales channels, which reduced the forecasted revenues for BeautyBio. The Company concluded these actions were an interim impairment triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the asset group was impaired. The Company concluded the asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. As a result, during the three months ended March 31, 2025, the Company recorded an impairment charge of $25.1 million on the BeautyBio asset group, which is part of its Rhyz Other segment within restructuring and impairment expenses on the consolidated statement of income. The BeautyBio asset group has a remaining carrying value of $2.3 million with a remaining weighted-average amortization period of approximately 7 years.

5.	Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2025, the Company was in compliance with all covenants under the Credit Agreement. In January 2025, the Company made a $115.0 million payment on the term loan facility using a portion of the proceeds from the Mavely sale.

The following table summarizes the Company’s debt facilities as of June 30, 2025 and December 31, 2024:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2025(1)(2)	Balance as of December 31, 2024(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$235.0 million	$360.0 million	Variable 30 day: 6.43%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$15.0 million	$35.0 million	Variable 30 day: 6.41%	Revolving line of credit expires June 14, 2027.

(1)
As of June 30, 2025 and December 31, 2024, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and $15.0 and $10.0 million, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.1 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively, related to the Credit Agreement, which are not reflected in this table.

6.	Leases

As of June 30, 2025, the weighted-average remaining lease term was 6.6 and 4.3 years for operating and finance leases, respectively. As of June 30, 2025, the weighted-average discount rate was 3.7% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense
Operating lease cost	$5,956	$5,873	$11,872	$11,939
Variable lease cost	1,273	964	2,234	2,740
Finance lease expense
Amortization of right-of-use assets	551	725	1,081	1,483
Interest on lease liabilities	165	94	333	203
Total lease expense	$7,945	$7,656	$15,520	$16,365

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash outflow from operating leases	$11,956	$12,515
Operating cash outflow from finance leases	$351	$204
Financing cash outflow from finance leases	$1,120	$1,560
Right-of-use assets obtained in exchange for operating lease obligations	$15,201	$14,595
Right-of-use assets obtained in exchange for finance lease obligations	$47	$10

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2025	$11,250	$1,374
2026	19,357	2,743
2027	14,389	2,720
2028	10,090	2,600
2029	9,201	2,118
Thereafter	24,813	—
Total	89,100	11,555
Less: Finance charges	8,872	1,507
Total principal liability	$80,228	$10,048

The Company has additional lease liabilities of $5.8 million which have not yet commenced as of June 30, 2025, and as such, have not been recognized on the consolidated balance sheets.

7.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2025 and 2024, stock awards and options of 1.8 million and 1.7 million, respectively, and for the six-month periods ended June 30, 2025 and 2024, stock awards and options of 1.8 million and 1.7 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2025, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $3.0 million were paid on March 5, 2025 and June 11, 2025, respectively, to stockholders of record on February 24, 2025 and May 30, 2025, respectively. In August 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 10, 2025 to stockholders of record on August 29, 2025.

Repurchase of common stock

During the six-month period ended June 30, 2025, the Company repurchased 0.6 million shares of its Class A common stock under its stock repurchase plan for $5.0 million. The Company repurchased no shares of its Class A common stock under its stock repurchase plan during the three-month period ended June 30, 2025 and the three- and six-month periods ended June 30, 2024. As of June 30, 2025, $157.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$8,531	$—	$—	$8,531
Derivative financial instruments asset	—	700	—	700
Life insurance contracts	—	—	46,026	46,026
Total	$8,531	$700	$46,026	$55,257

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$23,914	$—	$—	$23,914
Derivative financial instruments asset	—	4,708	—	4,708
Life insurance contracts	—	—	44,091	44,091
Contingent consideration	—	—	—	—
Total	$23,914	$4,708	$44,091	$72,713

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$44,091	$45,041
Actual return on plan assets	1,935	3,532
Ending balance at June 30	$46,026	$48,573

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

2024
Beginning balance at January 1	$(6,300)
Payments	6,300
Ending balance at June 30	$—

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0.0 and $28.1 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the three months ended March 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The first quarter of 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $14.0 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively.

9.	Income Taxes

Provision (benefit) for income taxes for the three- and six-month periods ended June 30, 2025 was $6.3 million and $33.4 million, respectively, compared to $(13.4) million and $(11.8) million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2025, were 23.0% and 20.6% of pre-tax income, respectively, compared to 10.2% and 9.0% in the prior-year periods. The Company’s effective tax rate for the three-month period ended June 30, 2025 benefited by the release of uncertain tax positions. The Company's effective tax rate for the six-month period ended June 30, 2025 was impacted by the following items recorded discretely in the period ended March 31, 2025: the sale of the Company’s subsidiary Mavely, the impairment of the BeautyBio asset group, and the impairment of an equity investment. The Company’s effective tax rates for the three- and six-month periods ended June 30, 2024 were impacted by the second quarter of 2024 goodwill impairment.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $179.5 million and $173.9 million as of June 30, 2025 and December 31, 2024, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as a reduction to interest expense.

As of June 30, 2025 and December 31, 2024, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million and a maturity date in the third quarter of 2025.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest Rate Swap - Asset	Prepaid expenses and other	$700	$4,708

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	2025	2024	2025	2024
Interest Rate Swaps	$82	$705	$233	$2,714

		Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2025	2024	2025	2024
Interest Rate Swaps	Interest expense	$2,131	$2,636	$4,241	$5,279

11.	Segment Information

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

	Three Months Ended June 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$72,946	$50,834	$53,224	$44,550	$37,328	$34,068	$27,527	$60,400	$4,834	$385,711
Cost of sales	18,401	12,025	9,800	9,035	9,531	7,058	4,662	46,963	1,085	118,560
Other segment items (2)	37,729	26,587	28,967	23,562	21,877	16,934	14,536	9,737	3,886	183,815
Segment contribution	$16,816	$12,222	$14,457	$11,953	$5,920	$10,076	$8,329	$3,700	$(137)	$83,336

	Three Months Ended June 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$84,935	$60,341	$64,710	$42,587	$40,714	$44,119	$33,846	$51,473	$16,360	$439,085
Cost of sales	22,074	16,469	11,394	8,617	10,627	8,864	6,588	40,687	2,406	127,726
Other segment items (2)	45,482	33,166	39,943	22,266	24,682	21,932	18,844	9,029	19,427	234,771
Segment contribution	$17,379	$10,706	$13,373	$11,704	$5,405	$13,323	$8,414	$1,757	$(5,473)	$76,588

	Six Months Ended June 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainl and China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$142,004	$103,006	$100,999	$87,315	$70,349	$66,583	$55,974	$115,690	$7,752	$749,672
Cost of sales	36,167	25,024	18,788	17,789	17,905	13,499	9,714	91,938	2,374	233,198
Other segment items (2)	73,274	53,610	57,202	45,719	41,862	32,256	28,241	18,273	7,895	358,332
Segment contribution	$32,563	$24,372	$25,009	$23,807	$10,582	$20,828	$18,019	$5,479	$(2,517)	$158,142

	Six Months Ended June 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$159,966	$120,406	$125,777	$86,823	$82,987	$85,082	$64,312	$101,775	$28,591	$855,719
Cost of sales	41,420	31,642	21,976	17,324	22,747	17,061	12,233	79,528	5,027	248,958
Other segment items (2)	86,191	66,974	78,175	45,789	51,559	42,515	36,298	18,523	34,979	461,003
Segment contribution	$32,355	$21,790	$25,626	$23,710	$8,681	$25,506	$15,781	$3,724	$(11,415)	$145,758

(1)	The Manufacturing segment had $8.6 million and $9.0 million of intersegment revenue for the three months ended June 30, 2025 and 2024, respectively, and $17.5 million and $17.6 million for the six months ended June 30, 2025 and 2024, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.
(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment revenue	$385,711	$439,085	$749,672	$855,719
Core Nu Skin adjustment	427	(4)	956	668
Total revenue	$386,138	$439,081	$750,628	$856,387

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment contribution	$83,336	$76,588	$158,142	$145,758
Corporate and Other	(52,556)	(202,145)	(137,265)	(262,493)
Operating income (loss)	30,780	(125,557)	20,877	(116,735)
Interest expense	2,526	6,720	5,809	14,045
Gain on sale of business	—	—	176,162	—
Other income (expense), net	(843)	629	(29,218)	233
Income before provision for income taxes	$27,411	$(131,648)	$162,012	$(130,547)

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Nu Skin
Americas	$43	$93	$93	$198
Southeast Asia/Pacific	193	174	383	423
Mainland China	2,032	2,726	4,100	5,500
Japan	58	71	115	152
South Korea	152	261	326	506
Europe & Africa	277	274	541	547
Hong Kong/Taiwan	353	318	730	897
Total Nu Skin	3,108	3,917	6,288	8,223
Rhyz
Manufacturing	3,294	3,432	6,628	6,767
Rhyz Other	370	1,966	1,282	3,852
Total Rhyz	3,664	5,398	7,910	10,619
Corporate and other	6,280	8,288	13,060	17,198
Total	$13,052	$17,603	$27,258	$36,040

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Nu Skin
Americas	$6	$12	$19	$33
Southeast Asia/Pacific	79	9	79	18
Mainland China	470	1,578	948	4,267
Japan	—	23	—	21
South Korea	18	—	18	22
Europe & Africa	5	124	11	289
Hong Kong/Taiwan	52	38	120	236
Total Nu Skin	630	1,784	1,195	4,886
Rhyz
Manufacturing	988	1,115	1,662	2,464
Rhyz Other	—	434	16	1,069
Total Rhyz	988	1,549	1,678	3,533
Corporate and other	3,399	4,790	10,729	11,985
Total	$5,017	$8,123	$13,602	$20,404

12.	Commitments and Contingencies

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

In the fourth quarter of 2023, the Company adopted a strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.1 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. The Company has incurred all expected charges under the 2023 Plan, and anticipates making the remaining payments in the back half of 2025.

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

●	During the third quarter of 2024, the Company incurred no additional charges and made cash payments of $3.9 million, leaving an ending restructuring accrual of $3.2 million.
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

●	During the first quarter of 2025, the Company incurred no further charges, and it made cash payments of $4.7 million leaving an ending restructuring accrual of $1.5 million.
●	During the second quarter of 2025, the Company incurred no further charges, and it made cash payments of $0.5 million leaving an ending restructuring accrual of $1.0 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$159	$267	$3,145	$598	$4,169
Southeast Asia/Pacific	1,589	190	307	862	2,948
Mainland China	3,449	(162)	1,017	2,910	7,214
Japan	1	—	24	—	25
Europe & Africa	1,152	414	677	554	2,797
South Korea	1,646	(134)	134	—	1,646
Hong Kong/Taiwan	294	(147)	357	432	936
Total Nu Skin	8,290	428	5,661	5,356	19,735
Rhyz
Manufacturing	—	—	—	—	—
Rhyz Other	1,040	40	—	—	1,080
Total Rhyz	1,040	40	—	—	1,080
Corporate and other	32,887	7,896	1,473	4,647	46,903
Total	$42,217	$8,364	$7,134	$10,003	$67,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, acquisitions, and the integration of acquired companies, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding our markets and global economic conditions; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; statements regarding tariffs and trade policies; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve important risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2024 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2024 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended June 30, 2025 decreased 12% to $386.1 million, compared to $439.1 million in the prior-year period, and revenue for the six-month period ended June 30, 2025 decreased 12% to $750.6 million, compared to $856.4 million in the prior-year period. Our revenue in the second quarter and first six months of 2025 benefited 0.3% and was negatively impacted 1.2%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 14%, 16% and 23%, respectively, on a year-over-year basis.

The declines for the second quarter and first six months of 2025 were largely driven by the continued macroeconomic challenges we have been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. Our priorities for 2025 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, a limited preview of our next connected device Prysm iO and business expansion into India. Due to the timing of the limited leader preview we are not anticipating material revenue from the Prysm iO device sales in 2025. We are currently anticipating nominal revenue from our fourth quarter India market pre-opening, as we are preparing for the formal launch in mid-2026.

Earnings per share for the second quarter of 2025 increased to $0.43, compared to $(2.38) in the prior-year period. Earnings per share for the first six months of 2025 increased to $2.59, compared to $(2.39) in the prior-year period. In the second quarter of 2024 we recorded restructuring and impairment charges of $149.4 million. In addition, our earnings per share for the first six months of 2025 increased due to the sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, a $25.1 million impairment of the BeautyBio asset group, a non-cash loss on investment of $28.1 million and the decline in revenue.

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

The following table sets forth revenue for the three- and six-month periods ended June 30, 2025 and 2024 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended June 30,			Constant- Currency	Six Months Ended June 30,			Constant- Currency
	2025	2024	Change	Change(1)	2025	2024	Change	Change(1)

Nu Skin
Americas	$72,946	$84,935	(14.1)%	(8.2)%	$142,004	$159,966	(11.2)%	(5.0)%
Southeast Asia/Pacific	50,834	60,341	(15.8)%	(17.3)%	103,006	120,406	(14.5)%	(14.7)%
Mainland China	53,224	64,710	(17.7)%	(18.0)%	100,999	125,777	(19.7)%	(19.2)%
Japan	44,550	42,587	4.6%	(3.1)%	87,315	86,823	0.6%	(1.9)%
Europe & Africa	37,328	40,714	(8.3)%	(13.0)%	70,349	82,987	(15.2)%	(16.3)%
South Korea	34,068	44,119	(22.8)%	(21.3)%	66,583	85,082	(21.7)%	(17.4)%
Hong Kong/Taiwan	27,527	33,846	(18.7)%	(21.1)%	55,974	64,312	(13.0)%	(13.0)%
Nu Skin Other	427	(4)	10,775.0%	10,775.0%	956	668	43.1%	43.1%
Total Nu Skin	320,904	371,248	(13.6)%	(13.9)%	627,186	726,021	(13.6)%	(12.1)%
Rhyz
Manufacturing	60,400	51,473	17.3%	17.3%	115,690	101,775	13.7%	13.7%
Rhyz Other	4,834	16,360	(70.5)%	(70.5)%	7,752	28,591	(72.9)%	(72.9)%
Total Rhyz	65,234	67,833	(3.8)%	(3.8)%	123,442	130,366	(5.3)%	(5.3)%
Total	$386,138	$439,081	(12.1)%	(12.4)%	$750,628	$856,387	(12.3)%	(11.1)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three- and six-month periods ended June 30, 2025 and 2024 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended June 30, 2025
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$72,946	$50,834	$53,224	$44,550	$37,328	$34,068	$27,527	$60,400	$4,834	$385,711
Cost of sales	18,401	12,025	9,800	9,035	9,531	7,058	4,662	46,963	1,085	118,560
Other segment items	37,729	26,587	28,967	23,562	21,877	16,934	14,536	9,737	3,886	183,815
Segment contribution	$16,816	$12,222	$14,457	$11,953	$5,920	$10,076	$8,329	$3,700	$(137)	$83,336
Segment contribution as a percentage of revenue	23.1%	24.0%	27.2%	26.8%	15.9%	29.6%	30.3%	6.1%	(2.8)%	21.6%

	Three Months Ended June 30, 2024
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$84,935	$60,341	$64,710	$42,587	$40,714	$44,119	$33,846	$51,473	$16,360	$439,085
Cost of sales	22,074	16,469	11,394	8,617	10,627	8,864	6,588	40,687	2,406	127,726
Other segment items	45,482	33,166	39,943	22,266	24,682	21,932	18,844	9,029	19,427	234,771
Segment contribution	$17,379	$10,706	$13,373	$11,704	$5,405	$13,323	$8,414	$1,757	$(5,473)	$76,588
Segment contribution as a percentage of revenue	20.5%	17.7%	20.7%	27.5%	13.3%	30.2%	24.9%	3.4%	(33.5)%	17.4%

	Six Months Ended June 30, 2025
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$142,004	$103,006	$100,999	$87,315	$70,349	$66,583	$55,974	$115,690	$7,752	$749,672
Cost of sales	36,167	25,024	18,788	17,789	17,905	13,499	9,714	91,938	2,374	233,198
Other segment items	73,274	53,610	57,202	45,719	41,862	32,256	28,241	18,273	7,895	358,332
Segment contribution	$32,563	$24,372	$25,009	$23,807	$10,582	$20,828	$18,019	$5,479	$(2,517)	$158,142
Segment contribution as a percentage of revenue	22.9%	23.7%	24.8%	27.3%	15.0%	31.3%	32.2%	4.7%	(32.5)%	21.1%

	Six Months Ended June 30, 2024
	Nu Skin							Rhyz Investments
	Americas	Southeast Asia / Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong / Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$159,966	$120,406	$125,777	$86,823	$82,987	$85,082	$64,312	$101,775	$28,591	$855,719
Cost of sales	41,420	31,642	21,976	17,324	22,747	17,061	12,233	79,528	5,027	248,958
Other segment items	86,191	66,974	78,175	45,789	51,559	42,515	36,298	18,523	34,979	461,003
Segment contribution	$32,355	$21,790	$25,626	$23,710	$8,681	$25,506	$15,781	$3,724	$(11,415)	$145,758
Segment contribution as a percentage of revenue	20.2%	18.1%	20.4%	27.3%	10.5%	30.0%	24.5%	3.7%	(39.9)%	17.0%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended June 30, 2025 and 2024.

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

	Three Months Ended June 30,
	2025	2024	Change
Customers
Americas	240,477	226,626	6%
Southeast Asia/Pacific	72,814	88,662	(18)%
Mainland China	117,325	179,021	(34)%
Japan	105,961	109,357	(3)%
Europe & Africa	126,146	143,336	(12)%
South Korea	67,313	99,358	(32)%
Hong Kong/Taiwan	41,371	47,154	(12)%
Total Customers	771,407	893,514	(14)%

Paid Affiliates
Americas	28,827	29,531	(2)%
Southeast Asia/Pacific	21,092	29,701	(29)%
Mainland China	19,399	24,404	(21)%
Japan	19,605	21,575	(9)%
Europe & Africa	15,320	17,402	(12)%
South Korea	16,986	22,116	(23)%
Hong Kong/Taiwan	9,570	10,757	(11)%
Total Paid Affiliates	130,799	155,486	(16)%

Sales Leaders
Americas	5,971	6,070	(2)%
Southeast Asia/Pacific	4,126	5,601	(26)%
Mainland China	5,790	10,266	(44)%
Japan	5,882	6,116	(4)%
Europe & Africa	2,695	3,432	(21)%
South Korea	3,066	4,689	(35)%
Hong Kong/Taiwan	2,063	2,418	(15)%
Total Sales Leaders	29,593	38,592	(23)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets, while our Latin America markets grew year-over-year. We also introduced enhancements to the sales performance plan in North America starting in November 2024, which has caused disruption as our sales force adapts to the enhancements. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 5.9% and 6.2% for the second quarter and first half of 2025, respectively.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During early 2025, we continued to roll out this strategy in additional Latin America markets. For the second quarter of 2025, our Latin America markets revenue increased from $11.9 million to $24.7 million, a 107% year-over-year increase; in addition, Latin America Customers increased 112%, Paid Affiliates increased 52%, and Sales Leaders increased 121%.

The year-over-year increase in segment contribution for the first half of 2025 primarily reflects increased profitability in Latin America, partially offset by the overall decline in revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2025 is partially attributable to slowing momentum from the general macroeconomic factors in the markets. In response to these challenges, we are leveraging learnings from our developing market strategy, including with the launch of products specifically aimed at expanding our customer base.

The year-over-year increases in segment contribution for the second quarter and first half of 2025 are primarily attributable to a 3.6 percentage point and 2.0 percentage point increase to gross margin, from product mix and a 1.9 percentage point and 2.2 percentage point decrease in selling expenses as a percentage of revenue from a sales force event that was held in the second quarter of 2024, partially offset by declines in revenue.

Mainland China. Our Mainland China market continued to be challenged during the first half of 2025, with ongoing macroeconomic factors, the associated decrease in consumer spending and a negative sentiment towards U.S. brands leading to declines in revenue.

The increase in segment contribution for the second quarter of 2025 primarily reflects a 6.2 percentage point decrease in selling expenses as a percent of revenue, partially offset by the decline in revenue. The year-over-year decrease in segment contribution for the first half of 2025 primarily reflects lower revenue, partially offset by a 4.6 percentage point decrease in selling expense as a percent of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

Japan. The 4.6% and 0.6% increase in revenue for the second quarter and first half of 2025 is primarily attributable to a 7.7% and 2.5% benefit from favorable foreign-currency fluctuations. On a local currency basis, revenue decreased 3.1% and 1.9%, which is partially attributable to consumer inflationary pressures which depressed spending.

The year-over-year increase in segment contribution is primarily attributable to increased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. We introduced enhancements to the sales performance plan in Europe & Africa starting in March 2025.

The year-over-year increase in segment contribution was primarily driven by a 2.1 percentage point and a 2.7 percentage point decline in selling expenses as a percent of revenue for the second quarter and first half of 2025, respectively, primarily from elevated sales force events costs in the prior-year periods, partially offset by the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the three- and six-month periods ended June 30, 2025.

The year-over-year decline in segment contribution primarily reflects the decline in revenue.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the second quarter and first half of 2025 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers.

The decline in segment contribution for the second quarter was primarily driven by the decline in revenue, partially offset by a 2.5 percentage point improvement in gross margin and a 2.9 percentage point decrease in selling expenses. For the first half of 2025, the increase in segment contribution was primarily driven by a 3.4 percentage point decrease in selling expenses and a 2.6 percentage point decrease in general and administrative, from our recent cost saving efforts, partially offset by the decline in revenue.

Manufacturing. Our Manufacturing segment revenue increased 17.3% and 13.7% for the second quarter and first half of 2025, primarily driven by growth at our Wasatch manufacturing entity.

The increase in segment contribution for the second quarter and first half of 2025 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in more profitability for the periods presented.

Rhyz Other. The decrease in revenue of our Rhyz Other segment is primarily driven by the January 2, 2025 sale of Mavely. Mavely recognized $12.0 million and $19.0 million of revenue in the second quarter and first half of 2024. In addition, our BeautyBio entity continues to be challenged, with a 40.0% and a 58.0% decline in revenue for the second quarter and first half of 2025, as we continue to implement our strategy to minimize future losses and better position the brand.

The increase in segment contribution is primarily from the sale of Mavely, which operated at a loss during the first half of 2024, as well as our cost saving efforts at BeautyBio, which had smaller losses for the second quarter and first half of 2025.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2025 decreased 12% to $386.1 million, compared to $439.1 million in the prior-year period. Revenue for the six-month period ended June 30, 2025 decreased 12% to $750.6 million compared to $856.4 million. Our revenue in the second quarter and first six months of 2025 benefited 0.3% and was negatively impacted 1.2%, respectively, from foreign-currency fluctuations. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 68.8% for the second quarter of 2025, compared to 70.0% for the prior-year period, and 68.3% for the first six months of 2025, compared to 70.2% for the prior-year period. Gross profit as a percentage of revenue for our Nu Skin business increased 1.4 percentage points to 77.5% for the second quarter of 2025 and increased 0.6 percentage points to 77.1% for the first six months of 2025. Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, its revenue represented a higher proportion of our overall consolidated revenue for the quarter.

We continue to monitor macroeconomic trends and uncertainties related to international trade relations and trade policy, including those related to tariffs. Incremental tariffs did not have a significant impact on our financial results for the first half of 2025 but could adversely impact our results in the future. While we remain focused on mitigating the impact of the tariffs, we currently estimate up to $5 million of incremental cost pressure for the remainder of 2025. We continue to monitor and plan to take proactive measures to minimize the potential impact.

Selling expenses

Selling expenses as a percentage of revenue decreased to 33.2% for the second quarter of 2025, compared to 37.7% for the prior-year period, and decreased to 32.9% for the first six months of 2025, compared to 37.3% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 2.2 percentage points to 40.0% for the second quarter of 2025 and decreased 2.7 percentage points to 39.3% for the first six months of 2025. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our second quarter and first half of 2025 core Nu Skin selling expenses decrease is partially attributable to the sequential decline in revenue and Sales Leaders, which resulted in a decline in those qualifying for increased sales compensation. In addition, approximately 2.0 percentage points and 1.7 percentage points of the decline in selling expenses as a percentage of revenue in our consolidated results are attributable to the January 2, 2025 sale of Mavely.

General and administrative expenses

General and administrative expenses decreased to $106.7 million in the second quarter of 2025, compared to $117.9 million in the prior-year period and decreased to $219.9 million in the first six months of 2025, compared to $242.5 million in the prior-year period. The $11.2 million decline for the second quarter is from contraction in labor expenses, $2.9 million from the first quarter of 2025 sale of Mavely, a decline in professional fees and a decrease in promotional expenses in connection with our prior-year product launches. The $22.6 million decline for the first half of 2025 is primarily from a $6.8 million contraction in labor expenses, $5.3 million from the sale of Mavely and a decrease in promotional expenses in connection with our prior-year product launches. General and administrative expenses as a percentage of revenue increased to 27.6% for the second quarter of 2025, from 26.9% for the prior-year period, and increased to 29.3% for the first six months of 2025, from 28.3% for the prior-year period.

Restructuring and impairment expenses

2023 restructuring plan. In the fourth quarter of 2023, we adopted a strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.1 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. We have incurred all expected charges under the 2023 plan and anticipate making the remaining payments in the back half of 2025. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated cost, and non-cash charges of $1.0 million in write-down of assets. During the second quarter of 2024, we incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million in other cash charges, and non-cash charges of $6.4 million in fixed asset impairments and $0.8 million in other write-downs. In the fourth quarter of 2024, we incurred charges to be settled in cash of $12.8 million in severance charges and $(1.1) million in other cash charges, and non-cash charges of $30.2 million of fixed asset impairments and $0.4 million of other non-cash charges. During the second quarter and first half of 2025, we incurred no further charges.

Intangibles and fixed asset impairment. During the three months ended March 31, 2025, we decided to make a strategic shift in how we operate the BeautyBio asset group. These strategic changes include exiting certain sales channels, which reduced the forecasted revenues for BeautyBio. We concluded these actions were an interim impairment triggering event that required us to perform an interim impairment analysis on our BeautyBio asset group. We assessed the recoverability of the related asset group comparing the carrying value to the undiscounted cash flows expected to be generated. The recoverability test indicated the asset group was impaired. We concluded that the carrying value of the asset group exceeded the estimated fair value which resulted in an impairment charge of $25.1 million in our Rhyz Other segment during the three months ended March 31, 2025.

Interest expense

Interest expense decreased to $2.5 million in the second quarter of 2025, compared to $6.7 million in the prior-year period. Interest expense for the first six months of 2025 decreased to $5.8 million compared to $14.0 million for the prior-year period. The decrease in interest expense was primarily due to the debt payments made in the first quarter of 2025 using a portion of the proceeds from the Mavely sale. Our interest rate swap arrangements that we entered into in 2020 have a maturity date of July 31, 2025, at which time our effective interest rate will increase.

Gain on sale of business

In January 2025, we completed the sale of our Mavely entity for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, we received $193.7 million of cash and equity interest with an estimated fair value of $6.1 million.  In the second quarter of 2025, we received an additional payment of $2.7 million with an additional $1.7 million expected to be received in the third quarter of 2025, following the finalization of net working capital.  In the first quarter of 2025, we recorded a pre-tax gain on disposition of $176.2 million.

Other income (expense), net

Other income (expense), net was $(0.8) million for the second quarter of 2025 compared to $0.6 million for the prior-year period and $(29.2) million for the first six months of 2025 compared to $0.2 million for the prior-year period. The increase in other expense for the first half of 2025 is primarily from a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision (benefit) for income taxes

Provision (benefit) for income taxes for the three- and six-month periods ended June 30, 2025 was $6.3 million and $33.4 million, respectively, compared to $(13.4) million and $(11.8) million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2025 were 23.0% and 20.6% of pre-tax income, respectively, compared to 10.2% and 9.0% in the prior-year periods. Our effective tax rate for the three-month period ended June 30, 2025 benefited by the release of uncertain tax positions. Our effective tax rate for the six-month period ended June 30, 2025 was impacted by the following items recorded discretely in the period ended March 31, 2025: the sale of our Mavely entity, the impairment of the BeautyBio asset group, and the impairment of an equity investment. Our effective tax rates for the three- and six-month periods ended June 30, 2024 were impacted by the second quarter of 2024 goodwill impairment.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Net income (loss)

As a result of the foregoing factors, net income (loss) for the second quarter of 2025 was $21.1 million, compared to $(118.3) million in the prior-year period. Net income (loss) for the first six months of 2025 was $128.6 million, compared to $(118.8) million for the first six months of 2024.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2025, we generated $36.2 million in cash from operations, compared to $54.5 million during the prior-year period. The decrease in cash flow from operations primarily reflects cash payments made in the first quarter of 2025 related to expenses accrued as of year-end, which included restructuring and other accrued expenses, partially offset by a decline in prepaid expenses associated with the utilization of prepaid income taxes. Cash and cash equivalents, including current investments, as of June 30, 2025 and December 31, 2024 were $265.4 million and $198.0 million, respectively, with the increase being driven by the proceeds from the sale of Mavely and cash generated from operations as described above, partially offset by $145.0 million in debt payments, which was comprised of $125.0 million toward our term loan and $20.0 million toward our revolving credit facility.

Working capital. As of June 30, 2025, working capital was $287.6 million, compared to $242.0 million as of December 31, 2024. Our increase in working capital is primarily attributable to changes in our cash balance as explained above.

Capital expenditures. Capital expenditures for the six months ended June 30, 2025 were $13.6 million. We expect that our capital expenditures in 2025 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $35–55 million for 2025.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of June 30, 2025 and December 31, 2024, we had $15.0 million and $35.0 million of outstanding borrowings under our revolving credit facility, and $235.0 million and $360.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.1 million and $1.4 million as of June 30, 2025 and December 31, 2024, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2025, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. As of June 30, 2025, we had four interest rate swaps, with a total notional principal amount of $200 million and a maturity date of July 31, 2025. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the second quarter of 2025, we completed no repurchases of our Class A common stock under the plan. As of June 30, 2025, $157.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February and May 2025, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 million and $3.0 million were paid on March 5, 2025 and June 11, 2025 to stockholders of record on February 24, 2025 and May 30, 2025. In August 2025, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 10, 2025 to stockholders of record on August 29, 2025. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2025 and December 31, 2024, we held $265.4 million and $198.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $214.5 million and $154.1 million as of June 30, 2025 and December 31, 2024, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2025, we had $47.6 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of June 30, 2025 and December 31, 2024, we had $23.7 million and $22.4 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the second quarter of 2025.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2025, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the three- and six-month periods ended June 30, 2025 and 2024.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2025 and 2024, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2025, and 2024 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

April 1 - 30, 2025	—	$—	—	$157.4
May 1 - 31, 2025	—	—	—	$157.4
June 1 - 30, 2025	—	—	—	$157.4
Total	—	$—	—

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

10.1
Nu Skin Enterprises, Inc. Amended and Restated 2024 Omnibus Incentive Plan (“Amended and Restated 2024 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2025).

10.2	Form of Amended and Restated 2024 Plan Director Restricted Stock Unit Grant Agreement.
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by James D. Thomas, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2025

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)