Form 10-Q
period 2025-09-30
NU SKIN ENTERPRISES, INC.
filed 2025-11-07
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of November 1, 2025, 48,750,076 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2025

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$251,787	$186,883
Current investments	1,210	11,111
Accounts receivable, net	48,892	50,784
Inventories, net	178,533	190,242
Prepaid expenses and other	67,721	72,643
Current assets held for sale	—	26,936
Total current assets	548,143	538,599

Property and equipment, net	375,280	379,595
Operating lease right-of-use assets	79,933	72,605
Goodwill	83,625	83,625
Other intangible assets, net	44,198	74,278
Other assets	293,227	298,008
Long-term assets held for sale	—	22,204
Total assets	$1,424,406	$1,468,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,523	$34,880
Accrued expenses	205,914	217,808
Current portion of long-term debt	20,000	30,000
Current liabilities held for sale	—	13,919
Total current liabilities	254,437	296,607

Operating lease liabilities	62,382	58,439
Long-term debt	209,044	363,613
Other liabilities	98,748	97,475
Long-term liabilities held for sale	—	1,325
Total liabilities	624,611	817,459

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	633,161	627,787
Treasury stock, at cost – 41.5 million and 40.8 million shares	(1,565,275)	(1,563,614)
Accumulated other comprehensive loss	(116,916)	(124,758)
Retained earnings	1,848,734	1,711,949
Total stockholders’ equity	799,795	651,455
Total liabilities and stockholders’ equity	$1,424,406	$1,468,914

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$364,211	$430,145	$1,114,839	$1,286,532
Cost of sales	107,488	128,682	345,422	383,828
Gross profit	256,723	301,463	769,417	902,704

Operating expenses:
Selling expenses	130,264	167,612	377,038	486,617
General and administrative expenses	104,817	115,620	324,746	358,107
Restructuring and impairment expenses	—	—	25,114	156,484
Total operating expenses	235,081	283,232	726,898	1,001,208

Operating income (loss)	21,642	18,231	42,519	(98,504)
Interest expense	4,145	6,500	9,954	20,545
Gain on sale of business	—	—	176,162	—
Other income (expense), net	(1,503)	1,567	(30,721)	1,800

Income (loss) before provision for income taxes	15,994	13,298	178,006	(117,249)
Provision (benefit) for income taxes	(1,085)	4,996	32,293	(6,760)

Net income (loss)	$17,079	$8,302	$145,713	$(110,489)

Net income (loss) per share (Note 7):
Basic	$0.35	$0.17	$2.94	$(2.23)
Diluted	$0.34	$0.17	$2.91	$(2.23)

Weighted-average common shares outstanding (000s):
Basic	49,398	49,707	49,533	49,645
Diluted	50,310	49,733	50,158	49,645

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$17,079	$8,302	$145,713	$(110,489)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,309)	14,985	11,532	6
Net unrealized gains (losses) on cash flow hedges, net of taxes of $(1) and $262 for the three months ended September 30, 2025 and 2024, respectively and $(51) and $(325) for the nine months ended September 30, 2025 and 2024, respectively	2	(949)	185	1,178
Reclassification adjustment for realized losses in current earnings on cash flow hedges, net of taxes of $152 and $574 for the three months ended September 30, 2025 and 2024, respectively and $1,069 and $1,716 for the nine months ended September 30, 2025 and 2024, respectively	(551)	(2,081)	(3,875)	(6,218)
	(2,858)	11,955	7,842	(5,034)
Comprehensive income (loss)	$14,221	$20,257	$153,555	$(115,523)

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2025	$91	$627,515	$(1,560,411)	$(114,058)	$1,834,617	$787,754

Net income	—	—	—	—	17,079	17,079
Other comprehensive loss, net of tax	—	—	—	(2,858)	—	(2,858)
Repurchase of Class A common stock (Note 7)	—	—	(5,008)	—	—	(5,008)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(173)	144	—	—	(29)
Stock-based compensation	—	5,819	—	—	—	5,819
Cash dividends	—	—	—	—	(2,962)	(2,962)
Balance at September 30, 2025	$91	$633,161	$(1,565,275)	$(116,916)	$1,848,734	$799,795

	For the Three Months Ended September 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at July 1, 2024	$91	$621,440	$(1,564,090)	$(116,995)	$1,745,718	$686,164

Net income	—	—	—	—	8,302	8,302
Other comprehensive income, net of tax	—	—	—	11,955	—	11,955
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	—	(265)	212	—	—	(53)
Stock-based compensation	—	3,490	—	—	—	3,490
Cash dividends	—	—	—	—	(2,983)	(2,983)
Balance at September 30, 2024	$91	$624,665	$(1,563,878)	$(105,040)	$1,751,037	$706,875

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	$91	$627,787	$(1,563,614)	$(124,758)	$1,711,949	$651,455

Net income	—	—	—	—	145,713	145,713
Other comprehensive income, net of tax	—	—	—	7,842	—	7,842
Repurchase of Class A common stock (Note 7)	—	—	(10,020)	—	—	(10,020)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(9,530)	8,359	—	—	(1,171)
Stock-based compensation	—	14,904	—	—	—	14,904
Cash dividends	—	—	—	—	(8,928)	(8,928)
Balance at September 30, 2025	$91	$633,161	$(1,565,275)	$(116,916)	$1,848,734	$799,795

	For the Nine Months Ended September 30, 2024
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2024	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net loss	—	—	—	—	(110,489)	(110,489)
Other comprehensive loss, net of tax	—	—	—	(5,034)	—	(5,034)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,566)	6,562	—	—	(2,004)
Stock-based compensation	—	11,378	—	—	—	11,378
Cash dividends	—	—	—	—	(8,944)	(8,944)
Balance at September 30, 2024	$91	$624,665	$(1,563,878)	$(105,040)	$1,751,037	$706,875

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$145,713	$(110,489)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sale of business	(176,162)	—
Impairment of goodwill, fixed assets and other intangibles	25,114	147,350
Unrealized losses on equity investments	28,077	—
Depreciation and amortization	39,349	53,361
Non-cash lease expense	19,484	23,644
Stock-based compensation	20,945	11,378
Inventory write-down	5,843	5,104
Foreign currency losses	4,468	2,238
Loss (gain) on disposal of assets	171	(337)
Deferred taxes	(8,154)	(7,625)
Changes in operating assets and liabilities:
Accounts receivable, net	1,318	5,074
Inventories, net	11,003	24,948
Prepaid expenses and other	1,562	(21,174)
Other assets	(9,508)	(4,061)
Accounts payable	(6,865)	(10,556)
Accrued expenses	(41,124)	(19,032)
Other liabilities	2,431	(13,866)
Net cash provided by operating activities	63,665	85,957

Cash flows from investing activities:
Purchases of property and equipment	(23,517)	(29,000)
Purchases of investments	—	(13,718)
Proceeds on investment sales	10,214	18,378
Proceeds from sale of business, net	193,725	—
Net cash provided by (used in) investing activities	180,422	(24,340)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,171)	(2,004)
Payment of cash dividends	(8,928)	(8,944)
Repurchase of shares of common stock	(10,020)	—
Finance lease principal payments	(1,755)	(2,302)
Contingent consideration payments	—	(6,300)
Proceeds from debt	55,000	15,000
Payments of debt	(220,000)	(85,000)
Other, net	2,971	—
Net cash used in financing activities	(183,903)	(89,550)

Effect of exchange rate changes on cash	4,720	(373)

Net increase (decrease) in cash and cash equivalents	64,904	(28,306)

Cash and cash equivalents, beginning of period	186,883	256,057

Cash and cash equivalents, end of period	$251,787	$227,751

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

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

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2024 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date of ASU 2024-03 (Disaggregation of Income Statement Expenses) to require all public business entities to adopt the guidance for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027; early adoption is permitted. The Company is evaluating the impact of these disclosure requirements and the timing of adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove references to development “stages,” clarify the probable-to-complete threshold for capitalization of internal-use software costs, relocate website development guidance into Subtopic 350-40, and require that capitalized internal-use software costs follow Topic 360 disclosure requirements regardless of balance-sheet presentation. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period. Entities may adopt the guidance prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of this guidance and the available transition alternatives on its consolidated financial statements and disclosures.

Inventories, net

Inventories, net consist of the following (U.S. dollars in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$100,658	$121,929
Finished goods	77,875	68,313
Total Inventory, net	$178,533	$190,242

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$75,696	$70,283	$84,006	$83,378
Additions	43	1,584	5,843	5,104
Write-offs	(6,330)	(8,359)	(20,440)	(24,974)
Ending Balance	$69,409	$63,508	$69,409	$63,508

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2025 and December 31, 2024 was $7.3 million and $7.8 million, respectively. The contract liabilities’ impact to revenue for the three-month periods ended September 30, 2025 and 2024 was an increase of $0.1 million and an increase of $0.3 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2025, and 2024 was an increase of $0.5 million and an increase of $1.1 million, respectively.

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

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, the Company received net proceeds of $193.7 million and equity interest with an estimated fair value of $6.1 million. The Company received an additional payment of $2.7 million in the second quarter of 2025 and received an additional $1.7 million in the third quarter of 2025. The estimated fair value was based on observable price changes and is classified as a level 3 fair value measurement and is accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. In the first quarter of 2025, the Company recorded a gain on sale of $176.2 million.

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

As of December 31, 2024, the Mavely disposal group, consisting of $26.9 million of current assets, $22.2 million of long-term assets, $13.9 million of current liabilities and $1.3 million of long-term liabilities within the Company’s Rhyz Other segment, was classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” in the Consolidated Balance Sheet. The Company determined that as of December 31, 2024, the disposal group met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. The Company recognized income (loss) before provision for income taxes for the Mavely disposal group of $0 and $2.0 million for the three months ended September 30, 2025 and 2024, respectively and $0 and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0, respectively, as of both September 30, 2025 and December 31, 2024.

The following table presents the change in carrying amount of goodwill by reporting unit for the nine months ended September 30, 2025 (U.S. dollars in thousands):

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Goodwill as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625
Goodwill as of September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625

Accumulated impairment losses for each segment as of September 30, 2025 and December 31, 2024 are as follows:

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Accumulated impairment losses	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$—	$19,587	$134,541

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

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement. In January 2025, the Company made a $115.0 million payment on the term loan facility using a portion of the proceeds from the Mavely sale.

The following table summarizes the Company’s debt facilities as of September 30, 2025 and December 31, 2024:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2025(1)(2)	Balance as of December 31, 2024(1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$230.0 million	$360.0 million	Variable 30 day: 6.26%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$— million	$35.0 million	Variable 30 day: —	Revolving line of credit expires June 14, 2027.

(1)
As of September 30, 2025 and December 31, 2024, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and $0 and $10.0 million, respectively, of the balance under the revolving line of credit.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.0 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively, related to the Credit Agreement, which are not reflected in this table.

6.	Leases

As of September 30, 2025, the weighted-average remaining lease term was 6.3 and 4.1 years for operating and finance leases, respectively. As of September 30, 2025, the weighted-average discount rate was 3.9% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense
Operating lease cost	$5,801	$5,953	$17,673	$17,892
Variable lease cost	1,360	1,961	3,594	4,701
Finance lease expense
Amortization of right-of-use assets	534	700	1,615	2,183
Interest on lease liabilities	156	86	489	289
Total lease expense	$7,851	$8,700	$23,371	$25,065

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash outflow from operating leases	$17,833	$19,103
Operating cash outflow from finance leases	$495	$295
Financing cash outflow from finance leases	$1,755	$2,302
Right-of-use assets obtained in exchange for operating lease obligations	$23,972	$14,914
Right-of-use assets obtained in exchange for finance lease obligations	$220	$10

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31	Operating Leases	Finance Leases
2025	$6,268	$642
2026	21,195	2,562
2027	16,688	2,540
2028	12,230	2,519
2029	10,405	2,050
Thereafter	24,705	7
Total	91,491	10,320
Less: Finance charges	9,297	1,288
Total principal liability	$82,194	$9,032

7.	Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2025 and 2024, stock awards and options of 1.0 million and 2.3 million, respectively, and for the nine-month periods ended September 30, 2025 and 2024, stock awards and options of 1.6 million and 1.5 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May and August 2025, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $3.0 million were paid on March 5, 2025, June 11, 2025 and September 10, 2025, respectively, to stockholders of record on February 24, 2025, May 30, 2025 and August 29, 2025, respectively. In November 2025, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 10, 2025 to stockholders of record on November 28, 2025.

Repurchase of common stock

During the three- and nine-month periods ended September 30, 2025, the Company repurchased 0.4 million and 1.0 million shares of its Class A common stock under its stock repurchase plan for $5.0 million and $10.0 million, respectively. The Company repurchased no shares of its Class A common stock under its stock repurchase plan during the three- and nine-month periods ended September 30, 2024. As of September 30, 2025, $152.4 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$44,678	$—	$—	$44,678
Derivative financial instruments asset	—	—	—	—
Life insurance contracts	—	—	48,189	48,189
Total	$44,678	$—	$48,189	$92,867

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$23,914	$—	$—	$23,914
Derivative financial instruments asset	—	4,708	—	4,708
Life insurance contracts	—	—	44,091	44,091
Contingent consideration	—	—	—	—
Total	$23,914	$4,708	$44,091	$72,713

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$44,091	$45,041
Actual return on plan assets	4,098	6,153
Sales and settlements	—	(7,200)
Ending balance at September 30	$48,189	$43,994

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

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

2024
Beginning balance at January 1	$(6,300)
Payments	6,300
Ending balance at September 30	$—

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0.0 and $28.1 million as of September 30, 2025 and December 31, 2024, respectively. The Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the three months ended March 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The first quarter of 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $14.0 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively.

9.	Income Taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2025 was $(1.1) million and $32.3 million, compared to $5.0 million and $(6.8) million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2025, were (6.8)% and 18.1% of pre-tax income, compared to 37.6% and 5.8% in the prior-year periods. The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2025 benefited from $8.1 million of additional research and development credits determined creditable during the third quarter. The Company’s effective tax rate for the nine-month period ended September 30, 2025 was additionally impacted by the following items recorded discretely in the period ended March 31, 2025, the sale of the Company’s subsidiary Mavely, the impairment of the BeautyBio asset group, and the impairment of an equity investment. The Company’s effective tax rates for the nine-month period ended September 30, 2024 were impacted by the second quarter of 2024 goodwill impairment.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.”  These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  The Company takes an asset and liability approach for financial accounting and reporting of income taxes.  The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates.  Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $181.7 million and $173.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of December 31, 2024, tax years through 2020, 2022 and 2023 have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2024 and 2025, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2021. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.  The Company’s unrecognized tax benefits relate to multiple jurisdictions. Due to potential increases in unrecognized tax benefits from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefits, net of foreign currency adjustments, may increase in the next 12 months by approximately $0.1 to $1.0 million.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company completed the initial assessment of the OBBBA corporate tax provisions as they relate to the Company’s consolidated financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to the Company’s income tax benefit for the three and nine months ended September 30, 2025. The Company will continue to evaluate the impacts of OBBBA and does not expect the OBBBA to have a material impact to its total tax provision.

10.	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company from time to time enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.0 million will be reclassified as a reduction to interest expense.

As of December 31, 2024, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million. During the third quarter of 2025, the Company’s four interest rate derivatives with a total notional amount of  $200 million matured, leaving no outstanding derivatives as of September 30, 2025.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
Derivatives in Cash flow Hedging Relationships:	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest Rate Swap - Asset	Prepaid expenses and other	$—	$4,708

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	2025	2024	2025	2024
Interest Rate Swaps	$3	$(1,211)	$236	$1,503

		Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash flow Hedging Relationships:	Income Statement Location	2025	2024	2025	2024
Interest Rate Swaps	Interest expense	$703	$2,655	$4,944	$7,934

11.	Segment Information

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

	Three Months Ended September 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$63,994	$56,285	$42,519	$44,545	$38,002	$35,202	$31,799	$47,648	$3,973	$363,967
Cost of sales	16,682	13,734	7,365	9,319	9,717	6,952	5,218	36,795	890	106,672
Other segment items (2)	33,908	29,708	28,594	21,989	22,449	19,131	16,548	8,254	4,360	184,941
Segment contribution	$13,404	$12,843	$6,560	$13,237	$5,836	$9,119	$10,033	$2,599	$(1,277)	$72,354

	Three Months Ended September 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$77,194	$59,515	$53,020	$47,222	$38,577	$45,201	$33,749	$51,773	$21,376	$427,627
Cost of sales	20,335	16,708	10,370	9,541	9,641	9,768	6,595	42,547	2,292	127,797
Other segment items (2)	40,978	32,810	35,373	24,190	23,743	21,150	17,929	8,684	22,007	226,864
Segment contribution	$15,881	$9,997	$7,277	$13,491	$5,193	$14,283	$9,225	$542	$(2,923)	$72,966

	Nine Months Ended September 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$205,998	$159,291	$143,518	$131,860	$108,351	$101,785	$87,773	$163,338	$11,725	$1,113,639
Cost of sales	52,849	38,758	26,152	27,109	27,622	20,451	14,932	128,733	3,264	339,870
Other segment items (2)	107,182	83,318	85,797	67,707	64,311	51,387	44,789	26,527	12,254	543,272
Segment contribution	$45,967	$37,215	$31,569	$37,044	$16,418	$29,947	$28,052	$8,078	$(3,793)	$230,497

	Nine Months Ended September 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing (1)	Rhyz Other	Total Segments
Revenue	$237,160	$179,921	$178,797	$134,046	$121,563	$130,283	$98,061	$153,548	$49,967	$1,283,346
Cost of sales	61,755	48,350	32,346	26,865	32,388	26,829	18,828	122,647	7,319	377,327
Other segment items (2)	127,169	99,784	113,548	69,980	75,301	63,665	54,227	26,635	56,986	687,295
Segment contribution	$48,236	$31,787	$32,903	$37,201	$13,874	$39,789	$25,006	$4,266	$(14,338)	$218,724

(1)	The Manufacturing segment had $9.9 million and $10.9 million of intersegment revenue for the three months ended September 30, 2025 and 2024, respectively, and $27.5 million and $28.5 million for the nine months ended September 30, 2025 and 2024, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.
(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment revenue	$363,967	$427,627	$1,113,639	$1,283,346
Core Nu Skin adjustment	244	2,518	1,200	3,186
Total revenue	$364,211	$430,145	$1,114,839	$1,286,532

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment contribution	$72,354	$72,966	$230,497	$218,724
Corporate and Other	(50,712)	(54,735)	(187,978)	(317,228)
Operating income (loss)	21,642	18,231	42,519	(98,504)
Interest expense	4,145	6,500	9,954	20,545
Gain on sale of business	—	—	176,162	—
Other income (expense), net	(1,503)	1,567	(30,721)	1,800
Income before provision for income taxes	$15,994	$13,298	$178,006	$(117,249)

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Nu Skin
Americas	$42	$85	$135	$283
Southeast Asia/Pacific	184	227	567	650
Mainland China	1,966	2,697	6,066	8,197
Japan	54	65	169	217
South Korea	196	256	522	762
Europe & Africa	282	283	823	830
Hong Kong/Taiwan	333	451	1,063	1,348
Total Nu Skin	3,057	4,064	9,345	12,287
Rhyz
Manufacturing	3,276	3,460	9,904	10,227
Rhyz Other	345	1,679	1,627	5,531
Total Rhyz	3,621	5,139	11,531	15,758
Corporate and other	5,413	8,118	18,473	25,316
Total	$12,091	$17,321	$39,349	$53,361

Capital Expenditures

	Three Months Ended September 30,		Nine Months Ended September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Nu Skin
Americas	$25	$38	$44	$71
Southeast Asia/Pacific	202	7	281	25
Mainland China	151	690	1,099	4,957
Japan	128	101	128	122
South Korea	31	7	49	29
Europe & Africa	2	97	13	386
Hong Kong/Taiwan	11	174	131	410
Total Nu Skin	550	1,114	1,745	6,000
Rhyz
Manufacturing	2,495	1,209	4,157	3,673
Rhyz Other	—	490	16	1,559
Total Rhyz	2,495	1,699	4,173	5,232
Corporate and other	6,869	5,783	17,599	17,768
Total	$9,914	$8,596	$23,517	$29,000

12.	Commitments and Contingencies

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

In the fourth quarter of 2023, the Company adopted a strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.1 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. The Company has incurred all expected charges under the 2023 Plan, and anticipates making the remaining payments in the fourth quarter of 2025.

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
●
During the fourth quarter of 2024, the Company incurred charges to be settled in cash of $16.9 million in severance charges and $0.9 million in other cash charges. In the fourth quarter of 2024, the Company incurred non-cash charges of $30.2 million of fixed asset impairments and $1.4 million of other non-cash charges. During the fourth quarter of 2024, the Company made cash payments of $14.8 million, leaving an ending restructuring accrual of $6.2 million.

●	During the first quarter of 2025, the Company incurred no further charges, and it made cash payments of $4.7 million leaving an ending restructuring accrual of $1.5 million.
●	During the second quarter of 2025, the Company incurred no further charges, and it made cash payments of $0.5 million leaving an ending restructuring accrual of $1.0 million.
●	During the third quarter of 2025, the Company incurred no further charges, and it made cash payments of $0.1 million, leaving an ending restructuring accrual of $0.9 million.

Restructuring expense by segment – 2023 Plan

	Three Months Ended
(U.S. dollars in thousands)	December 31, 2024	June 30, 2024	March 31, 2024	December 31, 2023	Total
Nu Skin
Americas	$159	$267	$3,145	$598	$4,169
Southeast Asia/Pacific	1,589	190	307	862	2,948
Mainland China	3,449	(162)	1,017	2,910	7,214
Japan	1	—	24	—	25
Europe & Africa	1,152	414	677	554	2,797
South Korea	1,646	(134)	134	—	1,646
Hong Kong/Taiwan	294	(147)	357	432	936
Total Nu Skin	8,290	428	5,661	5,356	19,735
Rhyz
Manufacturing	—	—	—	—	—
Rhyz Other	1,040	40	—	—	1,080
Total Rhyz	1,040	40	—	—	1,080
Corporate and other	32,887	7,896	1,473	4,647	46,903
Total	$42,217	$8,364	$7,134	$10,003	$67,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, initiatives, strategies, product introductions and offerings, acquisitions, and the integration of acquired companies, growth, opportunities and risks; statements of projections regarding future sales, expenses, operating results, taxes and duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements of management’s expectations and beliefs regarding global economic conditions and our markets, including India; statements regarding the payment of future dividends and stock repurchases; statements regarding the outcome of litigation, audits, investigations or other regulatory actions; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; statements regarding tariffs and trade policies; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “optimistic,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve important risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2024 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2024 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2025 decreased 15% to $364.2 million, compared to $430.1 million in the prior-year period, and revenue for the nine-month period ended September 30, 2025 decreased 13% to $1,114.8 million, compared to $1,286.5 million in the prior-year period. Our revenue in the third quarter and first nine months of 2025 was negatively impacted  0.4% and 0.9%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 10%, 13% and 19%, respectively, on a year-over-year basis.

The declines for the third quarter and first nine months of 2025 were largely driven by the continued macroeconomic challenges we have been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we believe we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. Our priorities for 2025 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, a limited preview of our Prysm iO intelligent wellness platform and business expansion into India. Due to the timing of the limited leader preview, we are not anticipating material revenue from the Prysm iO device sales in 2025. We are currently anticipating nominal revenue from our fourth quarter India market pre-opening, as we are preparing for the formal launch in the second half of 2026.

Earnings per share for the third quarter of 2025 increased to $0.34, compared to $0.17 in the prior-year period. Earnings per share for the first nine months of 2025 increased to $2.91, compared to $(2.23) in the prior-year period. The increase in earnings per share for the third quarter of 2025 was primarily attributable to a decline in our income tax rate from additional research and development credits recognized during the quarter, as well as a decline in general and administrative expenses from continued expense management. In addition, our earnings per share for the first nine months of 2025 increased due to the sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible asset group impairment of $25.1 million in our Rhyz Other segment, a non-cash loss on investment of $28.1 million and the decline in revenue. The improvement in earnings per share for the nine-month period also reflects restructuring and impairment charges of $149.4 million in the second quarter of 2024, which did not repeat in 2025.

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

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2025 and 2024 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended September 30,			Constant- Currency	Nine Months Ended September 30,			Constant- Currency
	2025	2024	Change	Change(1)	2025	2024	Change	Change(1)

Nu Skin
Americas	$63,994	$77,194	(17.1)%	(10.7)%	$205,998	$237,160	(13.1)%	(6.8)%
Southeast Asia/Pacific	56,285	59,515	(5.4)%	(5.4)%	159,291	179,921	(11.5)%	(11.6)%
Mainland China	42,519	53,020	(19.8)%	(19.8)%	143,518	178,797	(19.7)%	(19.4)%
Japan	44,545	47,222	(5.7)%	(6.5)%	131,860	134,045	(1.6)%	(3.5)%
Europe & Africa	38,002	38,577	(1.5)%	(7.4)%	108,351	121,564	(10.9)%	(13.5)%
South Korea	35,202	45,201	(22.1)%	(20.2)%	101,785	130,283	(21.9)%	(18.4)%
Hong Kong/Taiwan	31,799	33,749	(5.8)%	(10.1)%	87,773	98,061	(10.5)%	(12.0)%
Nu Skin Other	244	2,518	(90.3)%	(90.3)%	1,200	3,186	(62.3)%	(62.2)%
Total Nu Skin	312,590	356,996	(12.4)%	(12.0)%	939,776	1,083,017	(13.2)%	(12.1)%
Rhyz
Manufacturing	47,648	51,773	(8.0)%	(8.0)%	163,338	153,548	6.4%	6.4%
Rhyz Other	3,973	21,376	(81.4)%	(81.4)%	11,725	49,967	(76.5)%	(76.5)%
Total Rhyz	51,621	73,149	(29.4)%	(29.4)%	175,063	203,515	(14.0)%	(14.0)%
Total	$364,211	$430,145	(15.3)%	(14.9)%	$1,114,839	$1,286,532	(13.3)%	(12.4)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three- and nine-month periods ended September 30, 2025 and 2024 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended September 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$63,994	$56,285	$42,519	$44,545	$38,002	$35,202	$31,799	$47,648	$3,973	$363,967
Cost of sales	16,682	13,734	7,365	9,319	9,717	6,952	5,218	36,795	890	106,672
Other segment items	33,908	29,708	28,594	21,989	22,449	19,131	16,548	8,254	4,360	184,941
Segment contribution	$13,404	$12,843	$6,560	$13,237	$5,836	$9,119	$10,033	$2,599	$(1,277)	$72,354
Segment contribution as a percentage of revenue	20.9%	22.8%	15.4%	29.7%	15.4%	25.9%	31.6%	5.5%	(32.1)%	19.9%

	Three Months Ended September 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$77,194	$59,515	$53,020	$47,222	$38,577	$45,201	$33,749	$51,773	$21,376	$427,627
Cost of sales	20,335	16,708	10,370	9,541	9,641	9,768	6,595	42,547	2,292	127,797
Other segment items	40,978	32,810	35,373	24,190	23,743	21,150	17,929	8,684	22,007	226,864
Segment contribution	$15,881	$9,997	$7,277	$13,491	$5,193	$14,283	$9,225	$542	$(2,923)	$72,966
Segment contribution as a percentage of revenue	20.6%	16.8%	13.7%	28.6%	13.5%	31.6%	27.3%	1.0%	(13.7)%	17.0%

	Nine Months Ended September 30, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$205,998	$159,291	$143,518	$131,860	$108,351	$101,785	$87,773	$163,338	$11,725	$1,113,639
Cost of sales	52,849	38,758	26,152	27,109	27,622	20,451	14,932	128,733	3,264	339,870
Other segment items	107,182	83,318	85,797	67,707	64,311	51,387	44,789	26,527	12,254	543,272
Segment contribution	$45,967	$37,215	$31,569	$37,044	$16,418	$29,947	$28,052	$8,078	$(3,793)	$230,497
Segment contribution as a percentage of revenue	22.3%	23.4%	22.0%	28.1%	15.2%	29.4%	32.0%	4.9%	(32.3)%	20.7%

	Nine Months Ended September 30, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/ Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$237,160	$179,921	$178,797	$134,046	$121,563	$130,283	$98,061	$153,548	$49,967	$1,283,346
Cost of sales	61,755	48,350	32,346	26,865	32,388	26,829	18,828	122,647	7,319	377,327
Other segment items	127,169	99,784	113,548	69,980	75,301	63,665	54,227	26,635	56,986	687,295
Segment contribution	$48,236	$31,787	$32,903	$37,201	$13,874	$39,789	$25,006	$4,266	$(14,338)	$218,724
Segment contribution as a percentage of revenue	20.3%	17.7%	18.4%	27.8%	11.4%	30.5%	25.5%	2.8%	(28.7)%	17.0%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,
	2025	2024	Change
Customers
Americas	224,013	211,583	6%
Southeast Asia/Pacific	74,672	86,307	(13)%
Mainland China	106,062	148,402	(29)%
Japan	107,543	112,257	(4)%
Europe & Africa	127,993	135,291	(5)%
South Korea	64,360	90,248	(29)%
Hong Kong/Taiwan	41,613	47,680	(13)%
Total Customers	746,256	831,768	(10)%
Paid Affiliates
Americas	28,128	28,772	(2)%
Southeast Asia/Pacific	21,144	26,749	(21)%
Mainland China	18,197	22,843	(20)%
Japan	20,559	22,623	(9)%
Europe & Africa	14,803	16,556	(11)%
South Korea	17,111	20,774	(18)%
Hong Kong/Taiwan	10,154	10,947	(7)%
Total Paid Affiliates	130,096	149,264	(13)%
Sales Leaders
Americas	5,642	6,450	(13)%
Southeast Asia/Pacific	4,360	5,398	(19)%
Mainland China	6,543	9,348	(30)%
Japan	6,686	6,866	(3)%
Europe & Africa	2,663	3,318	(20)%
South Korea	3,082	4,388	(30)%
Hong Kong/Taiwan	2,174	2,516	(14)%
Total Sales Leaders	31,150	38,284	(19)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets, while our Latin America markets grew year-over-year. Our North America markets continued to be challenged, where in November 2024 we  introduced enhancements to the sales performance plan to address the macro environmental landscape. These enhancements have caused disruption as our sales force adapts to the changes. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 6.4% and 6.3% for the third quarter and first nine months of 2025, respectively.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During early 2025, we continued to roll out this strategy in additional Latin America markets. For the third quarter of 2025, our Latin America markets revenue increased from $16.0 million to $24.4 million, a 52.5% year-over-year increase; in addition, Latin America Customers increased 87%, Paid Affiliates increased 56%, and Sales Leaders increased 53%.

The year-over-year decrease in segment contribution for the first nine months of 2025 primarily reflects the overall decline in revenue, partially offset by increased profitability in Latin America.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2025 is partially attributable to slowing momentum from the general macroeconomic factors in the markets. In response to these challenges, in 2025 we began leveraging our learnings from the developing market strategy, including with the launch of products specifically aimed at expanding our customer base.

The year-over-year increases in segment contribution for the third quarter and first nine months of 2025 are primarily attributable to a 3.7 percentage point and 2.5 percentage point increase to gross margin due to a shift in product mix, and a 1.4 percentage point and 1.9 percentage point decrease in selling expenses as a percentage of revenue primarily from a lower amount of local sales force incentives during the period as well as less qualifiers for the success trips.

Mainland China. Our Mainland China market continued to be challenged during the first nine months of 2025, with ongoing macroeconomic factors, the associated decrease in consumer spending and a continued shift of market consumer awareness and demand to online product marketplaces. During the third quarter of 2025, we had a limited preview of our relaunched Tru Face line, which generated approximately $7.2 million of revenue, compared to $4.1 million from the prior Tru Face line in the comparable period. The full launch is expected to occur in December 2025.

The decrease in segment contribution for the third quarter of 2025 primarily reflects the decline in revenue, partially offset by a 3.2 percentage point decrease in selling expenses as a percent of revenue, a 2.2 percentage point increase in gross margin. The year-over-year decrease in segment contribution for the first nine months of 2025 primarily reflects lower revenue, partially offset by a 4.2 percentage point decrease in selling expense as a percent of revenue. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

Japan. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders is partially attributable to consumer inflationary pressures which depressed spending.  In addition, our third quarter of 2024 revenue benefited from elevated promotions that did not repeat in 2025.

The year-over-year decrease in segment contribution is primarily attributable to the decreased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. We introduced enhancements to the sales performance plan in Europe & Africa starting in March 2025. In addition, our reported revenue reflects benefits from favorable foreign currency fluctuations of 5.9% and 2.6% for the third quarter and first nine months of 2025, respectively.

The year-over-year increase in segment contribution was primarily driven by a 1.2 percentage point and a 2.2 percentage point decline in selling expenses as a percent of revenue for the third quarter and first nine months of 2025, respectively, primarily from elevated sales force events costs in the prior-year periods, partially offset by the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the three- and nine-month periods ended September 30, 2025. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 1.9% and 3.5% for the third quarter and first nine months of 2025, respectively.

The year-over-year decline in segment contribution primarily reflects the decline in revenue, as well as a 8.3 and 3.3 percentage point increase in selling expenses associated with incremental cost pressure from the enhancements to the sales performance plan, which we introduced in this segment during the fourth quarter of 2024.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the third quarter and first nine months of 2025 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. Our reported revenue reflects benefits from favorable foreign currency fluctuations of 4.3% and 1.5% for the third quarter and first nine months of 2025, respectively.

The increase in segment contribution for the third quarter was primarily driven by a 3.1 percentage point improvement in gross margin due to sales mix with higher shift of sales to higher margin products, partially offset by the decline in revenue. For the first nine months of 2025, the increase in segment contribution was primarily driven by a 2.2 percentage point increase in gross margin due to sales mix, a 2.4 percentage point decrease in selling expenses and a 1.9 percentage point decrease in general and administrative, from our recent cost saving efforts, partially offset by the decline in revenue.

Manufacturing. Our Manufacturing segment revenue decreased 8.0% for the third quarter of 2025 and increased 6.4% for the first nine months of 2025. Our third quarter revenue was negatively impacted by uncertainty surrounding tariffs which affected the timing of customer orders.

The increase in segment contribution for the third quarter and first nine months of 2025 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in more profitability for the periods presented.

Rhyz Other. The decrease in revenue of our Rhyz Other segment is primarily driven by the January 2, 2025 sale of Mavely. Mavely recognized $18.4 million and $37.4 million of revenue in the third quarter and first nine months of 2024. In addition, our BeautyBio entity continues to be challenged, with a 65.1% and a 59.4% decline in revenue for the third quarter and first nine months of 2025, as we continue to implement our strategy to minimize future losses and better position the brand.

Our Rhyz Other segment also includes LifeDNA, Inc. (“LifeDNA”), a DNA assessment and recommendation technology company. During the third quarter and first nine months of 2025, LifeDNA revenue grew 181% and 150%, respectively, to $3.3 million and $7.9 million. In addition, the profitability of LifeDNA has increased as part of the revenue growth, resulting in an operating margin of 15.9% compared to (25.3)% for the third quarter of 2025 and 2024, respectively, and 10.4% compared to (27.7)% for the first nine months of 2025 and 2024. We are currently evaluating strategic opportunities with LifeDNA, including potentially divesting it, to maximize our return on investment.

The increase in segment contribution is primarily from the sale of Mavely, which operated at a loss during the first half of 2024 and turned profitable in the third quarter of 2024, as well as our cost saving efforts at BeautyBio, which had smaller losses for the third quarter and first nine months of 2025.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2025 decreased 15% to $364.2 million, compared to $430.1 million in the prior-year period. Revenue for the nine-month period ended September 30, 2025 decreased 13% to $1,114.8 million compared to $1,286.5 million. Our revenue in the third quarter and first nine months of 2025 was negatively impacted 0.4% and 0.9%, respectively, from foreign-currency fluctuations. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 70.5% for the third quarter of 2025, compared to 70.1% for the prior-year period, and 69.0% for the first nine months of 2025, compared to 70.2% for the prior-year period. Gross profit as a percentage of revenue for our Nu Skin business increased 1.2 percentage points to 77.7% for the third quarter of 2025 and increased 0.7 percentage points to 77.3% for the first nine months of 2025. Our Nu Skin gross margin continues to benefit from our strategic portfolio optimization as well as a favorable product mix shift.

We continue to monitor macroeconomic trends and uncertainties related to international trade relations and trade policy, including those related to tariffs. Incremental tariffs did not have a significant impact on our financial results for the third quarter or the first nine months of 2025 but could adversely impact our results in the future. While we remain focused on mitigating the impacts of the tariffs, we currently estimate approximately $2 million of incremental cost pressure for the full year 2025. We continue to monitor and plan to take proactive measures to minimize the potential impact.

Selling expenses

Selling expenses as a percentage of revenue decreased to 35.8% for the third quarter of 2025, compared to 39.0% for the prior-year period, and decreased to 33.8% for the first nine months of 2025, compared to 37.8% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 1.8 percentage points to 41.7% for the third quarter of 2025 and decreased 2.4 percentage points to 40.1% for the first nine months of 2025. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our third quarter and first nine months of 2025 core Nu Skin selling expenses decrease is partially attributable to our third quarter of 2024 global Nu Skin L!VE events, which drove approximately $10.2 million of incremental expenditures, that did not repeat in 2025. In addition, approximately 1.3 percentage points and 1.0 percentage points of the decline in selling expenses as a percentage of revenue in our consolidated results are attributable to the January 2, 2025 sale of Mavely.

General and administrative expenses

General and administrative expenses decreased to $104.8 million in the third quarter of 2025, compared to $115.6 million in the prior-year period and decreased to $324.7 million in the first nine months of 2025, compared to $358.1 million in the prior-year period. The $10.8 million decline for the third quarter is from contraction in labor expenses, $2.9 million of 2024 expenses from Mavely, which was sold in the first quarter of 2025, a decline in professional fees and a decrease in promotional expenses in connection with our prior-year product launches.  The $33.4 million decline for the first nine months of 2025 is primarily from $9.1 million contraction in labor expenses, $9.1 million of 2024 expenses from Mavely, which was sold in the first quarter of 2025 and a decrease in promotional expenses in connection with our prior-year product launches. General and administrative expenses as a percentage of revenue increased to 28.8% for the third quarter of 2025, from 26.9% for the prior-year period, and increased to 29.1% for the first nine months of 2025, from 27.8% for the prior-year period.

Restructuring and impairment expenses

2023 restructuring plan. In the fourth quarter of 2023, we adopted a strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.1 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. We have incurred all expected charges under the 2023 plan and anticipate making the remaining payments in the fourth quarter of 2025. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During the first quarter of 2024, we incurred charges to be settled in cash of $4.1 million in severance charges and $2.0 million in other associated costs, and non-cash charges of $1.0 million in write-down of assets. During the second quarter of 2024, we incurred charges to be settled in cash of $1.0 million in severance charges and $0.1 million in other cash charges, and non-cash charges of $6.4 million in fixed asset impairments and $0.8 million in other write-downs. In the fourth quarter of 2024, we incurred charges to be settled in cash of $12.8 million in severance charges and $(1.1) million in other cash charges, and non-cash charges of $30.2 million of fixed asset impairments and $0.4 million of other non-cash charges. During the third quarter and first nine months of 2025, we incurred no further charges.

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

Interest expense

Interest expense decreased to $4.1 million in the third quarter of 2025, compared to $6.5 million in the prior-year period. Interest expense for the first nine months of 2025 decreased to $10.0 million compared to $20.5 million for the prior-year period. The decrease in interest expense was primarily due to the debt payments made in the first quarter of 2025 using a portion of the proceeds from the Mavely sale. Our interest rate swap arrangements that we entered into in 2020 matured on July 31, 2025, at which time our effective interest rate increased.

Gain on sale of business

In January 2025, we completed the sale of our Mavely entity for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, we received $193.7 million of cash and equity interest with an estimated fair value of $6.1 million.  Following the finalization of net working capital, we received additional cash payments of $2.7 million and $1.7 million in the second and third quarter of 2025, respectively.  In the first quarter of 2025, we recorded a pre-tax gain on disposition of $176.2 million.

Other income (expense), net

Other income (expense), net was $(1.5) million for the third quarter of 2025 compared to $1.6 million for the prior-year period and $(30.7) million for the first nine months of 2025 compared to $1.8 million for the prior-year period. The increase in other expense for the first nine months of 2025 is primarily from a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision (benefit) for income taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2025 was $(1.1) million and $32.3 million, respectively, compared to $5.0 million and $(6.8) million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2025 were (6.8)% and 18.1% of pre-tax income compared, respectively, compared to 37.6% and 5.8% in the prior-year periods. Our effective tax rates for the third quarter and first nine months of 2025 benefited from $8.1 million of additional research and development credits determined creditable during the quarter. Our effective tax rate for the first nine months of 2025 was additionally impacted by the following items recorded discretely in the first quarter of 2025: the sale of Mavely, the impairment of the BeautyBio asset group and the unrealized loss on investment. Our effective tax rate for the nine-month period ended September 30, 2024 was impacted by the second quarter of 2024 goodwill impairment.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our income tax benefit for the three and nine months ended September 30, 2025. We will continue to evaluate the impacts of OBBBA and do not expect the OBBBA to have a material impact to our total tax provision.

Net income (loss)

As a result of the foregoing factors, net income (loss) for the third quarter of 2025 was $17.1 million, compared to $8.3 million in the prior-year period. Net income (loss) for the first nine months of 2025 was $145.7 million, compared to $(110.5) million for the first nine months of 2024.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first nine months of 2025, we generated $63.7 million in cash from operations, compared to $86.0 million during the prior-year period. The decrease in cash flow from operations primarily reflects cash payments made in the first quarter of 2025 related to expenses accrued as of year-end, which included restructuring and other accrued expenses, partially offset by a decline in prepaid expenses associated with the utilization of prepaid income taxes. Cash and cash equivalents, including current investments, as of September 30, 2025 and December 31, 2024 were $253.0 million and $198.0 million, respectively, with the increase being driven by the proceeds from the sale of Mavely and cash generated from operations as described above, partially offset by $165.0 million in net debt payments, which was comprised of $130.0 million toward our term loan and $35.0 million toward our revolving credit facility.

Working capital. As of September 30, 2025, working capital was $293.7 million, compared to $242.0 million as of December 31, 2024. Our increase in working capital is primarily attributable to changes in our cash balance as explained above.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2025 were $23.5 million. We expect that our capital expenditures in 2025 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $30–35 million for 2025.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the SOFR, plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of September 30, 2025 and December 31, 2024, we had $0 and $35.0 million of outstanding borrowings under our revolving credit facility, and $230.0 million and $360.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $1.0 million and $1.4 million as of September 30, 2025 and December 31, 2024, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2025, we were in compliance with all debt covenants under the Credit Agreement.

Derivative Instruments. During the third quarter of 2025, we had four interest rate swaps mature, with a total notional principal amount of $200 million. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the third quarter of 2025, we repurchased 0.4 million shares of our Class A common stock under the plan for $5.0 million. As of September 30, 2025, $152.4 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May and August 2025, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 million were paid on March 5, 2025, June 11, 2025 and September 10, 2025 to stockholders of record on February 24, 2025, May 30, 2025 and August 29, 2025). In November 2025, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 10, 2025 to stockholders of record on November 28, 2025. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2025 and December 31, 2024, we held $253.0 million and $198.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $162.4 million and $154.1 million as of September 30, 2025 and December 31, 2024, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2025, we had $38.0 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2025 and December 31, 2024, we had $20.5 million and $22.4 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the third quarter of 2025.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2025, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the three- and nine-month periods ended September 30, 2025 and 2024.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2025 and 2024, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2025, and 2024 we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. For additional information, see Note 12 (Commitments and Contingencies) to the consolidated financial statements contained in this Quarterly Report.

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

The United States and other foreign jurisdictions have changed customs regulations or tariff rates that are applied to our imports or exports, and they could make further changes at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. The political administration in the United States has implemented new tariffs, some of which have been paused but may continue in the future, and has expressed an intention to continue using tariffs more robustly in pursuing government policy. When increases are made to U.S. duty rates or tariffs, retaliatory action by other countries has occurred and could continue occurring. Any increases could impact the price of our products and cause a decline in the demand for our products, as well as cause disruptions in our supply chain. We rely on the use of Free Trade Agreements, where available, that may experience alterations, suspensions or cancellations, which could increase our customs expenses or otherwise harm our business. Although we may take actions in response to tariffs, such as shifting our sourcing and production to alternate locations, there is no assurance that such actions would be successful in mitigating the additional tariffs.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 1 - 31, 2025	—	$—	—	$157.4
August 1 - 31, 2025	135,752	11.92	135,752	$155.7
September 1 - 30, 2025	282,640	12.00	282,640	$152.4
Total	418,392	$11.97	418,392

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

November 6, 2025

NU SKIN ENTERPRISES, INC.

By:	/s/ James D. Thomas
James D. Thomas
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)