Form 10-K
period 2025-12-31
NU SKIN ENTERPRISES, INC.
filed 2026-02-13
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

Based on the closing sales price of the Class A common stock on the New York Stock Exchange on June 30, 2025, the last business day of the Registrant’s second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $390 million. All executive officers and directors of the Registrant, and all stockholders holding more than 10% of the Registrant’s outstanding voting stock (other than institutional investors, such as registered investment companies, eligible to file beneficial ownership reports on Schedule 13G), have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the Registrant.

As of January 31, 2026, 48,126,825 shares of the Registrant’s Class A common stock, $.001 par value per share, and no shares of the Registrant’s Class B common stock, $.001 par value per share, were outstanding.

Documents incorporated by reference. Portions of the Registrant’s Definitive Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year end.

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K, IN PARTICULAR “ITEM 1. BUSINESS” AND “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT REPRESENT OUR CURRENT EXPECTATIONS AND BELIEFS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE “FORWARD-LOOKING STATEMENTS” FOR PURPOSES OF FEDERAL AND STATE SECURITIES LAWS AND INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS OF MANAGEMENT’S EXPECTATIONS REGARDING OUR PERFORMANCE, INITIATIVES, STRATEGIES, PRODUCTS, INGREDIENTS, PRODUCT INTRODUCTIONS AND OFFERINGS, PRODUCT SOURCING, GROWTH, ACQUISITIONS AND THE INTEGRATION AND PERFORMANCE OF ACQUIRED COMPANIES, DIVESTITURES AND PRODUCT PORTFOLIO OPTIMIZATION, GROWTH OF OUR RHYZ BUSINESSES, GLOBAL ECONOMIC CONDITIONS, OPPORTUNITIES AND RISKS; STATEMENTS OF PROJECTIONS REGARDING FUTURE SALES, EXPENSES, OPERATING RESULTS, TAXES AND DUTIES, CAPITAL EXPENDITURES, SOURCES AND USES OF CASH, FOREIGN-CURRENCY FLUCTUATIONS OR DEVALUATIONS, REPATRIATION OF UNDISTRIBUTED EARNINGS, AND OTHER FINANCIAL ITEMS; STATEMENTS OF MANAGEMENT’S EXPECTATIONS, PLANS AND BELIEFS REGARDING GLOBAL ECONOMIC CONDITIONS AND OUR MARKETS (INCLUDING INDIA), SALES FORCE, SALES COMPENSATION PLAN AND CUSTOMER BASE; STATEMENTS REGARDING THE PAYMENT OF FUTURE DIVIDENDS AND STOCK REPURCHASES; STATEMENTS REGARDING THE OUTCOME OF LITIGATION, AUDITS, INVESTIGATIONS OR OTHER LEGAL OR REGULATORY MATTERS; STATEMENTS REGARDING GOVERNMENT POLICIES AND REGULATIONS RELATING TO OUR INDUSTRY, INCLUDING GOVERNMENT POLICIES AND REGULATIONS IN OR RELATED TO THE UNITED STATES AND MAINLAND CHINA; STATEMENTS REGARDING TARIFFS AND TRADE POLICIES; ACCOUNTING ESTIMATES AND ASSUMPTIONS; STATEMENTS OF BELIEF; AND STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “BELIEVE,” “EXPECT,” “PROJECT,” “ANTICIPATE,” “DETERMINE,” “ESTIMATE,” “COMMIT,” “INTEND,” “PLAN,” “GOAL,” “OBJECTIVE,” “TARGETS,” “BECOME,” “LIKELY,” “WILL,” “WOULD,” “COULD,” “MAY,” “MIGHT,” THE NEGATIVE OF THESE WORDS AND OTHER SIMILAR WORDS. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. WE CAUTION AND ADVISE READERS THAT THESE STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY NOT BE REALIZED AND INVOLVE IMPORTANT RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF THESE RISKS, SEE ITEM 1A. RISK FACTORS.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to U.S. dollars.

Nu Skin, Pharmanex and ageLOC are our trademarks. The italicized product names used in this Annual Report on Form 10-K are product names and also, in certain cases, our trademarks.

PART I

ITEM 1.	BUSINESS

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2025, our revenue of $1.5 billion was primarily generated by our two primary product categories: beauty products and wellness products. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our strategic investment arm known as Rhyz Inc., which we formed in 2018. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2025, the Rhyz companies generated $223.6 million, or 15%, of our 2025 reported revenue (excluding sales to our core Nu Skin business). As discussed further in “Rhyz Companies,” below, in January 2025 we sold one of our Rhyz businesses that accounted for $69.6 million of our 2024 reported revenue. Our Rhyz companies enable us to optimize our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our brands.

In 2025, we generated approximately 26% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2025, our revenue was negatively impacted 0.8% from foreign-currency fluctuations compared to 2024. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

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

During the past several years, we have generated success in our business with innovative beauty devices. Devices are an important part of our strategy. We launched our first connected beauty device, ageLOC LumiSpa iO, in the second half of 2022 and continuing into 2023. In the second half of 2023 and continuing into 2024, we launched ageLOC WellSpa iO (not sold in the United States), a connected device focused on holistic wellness and beauty, as well as a similar, FDA-cleared device, Nu Skin RenuSpa iO, in the United States. Most recently, in the fourth quarter of 2025, we commenced a limited preview of our next-generation device, Prysm iO. Prysm iO is a data-enabled wellness device designed to assess key nutritional indicators and translate those insights into personalized supplement and product recommendations. This preview was designed to introduce key leaders and affiliates to the device’s capabilities ahead of a broader commercial rollout in 2026. When connected to our mobile application, our connected devices gather data to provide varying levels of insights into consumer behavior, with the goal of enabling us to provide more personalized experiences for our consumers. Please refer to “Distribution Channel” below for additional information about our connected devices and our business strategy that they fit into.

In addition to our devices, in 2025, we introduced a refreshed ageLOC Tru Face product line, enhancing our dermaceutical positioning and strengthening our portfolio of anti-aging skincare solutions.

Product Categories

We have two primary product categories: beauty products and wellness products. We develop and distribute innovative, premium-quality products in these two categories under our legacy Nu Skin and Pharmanex brands, respectively, as well as other brands, including our Nutricentials beauty brand and our Beauty Focus wellness brand. We also develop and distribute products under our ageLOC brand, which features innovative, premium-quality anti-aging products in both the beauty and wellness categories and in many cases is co-branded with our other beauty and wellness brands. Most of our innovative devices are ageLOC beauty products; however, Prysm iO is a wellness device, and ageLOC WellSpa iO and Nu Skin RenuSpa iO span both the beauty and wellness categories.

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

Revenue by Product Category
(U.S. dollars in millions)

	Year Ended December 31,
Product Category	2025		2024		2023
Beauty(1)	$568.1	38.3%	$681.8	39.4%	$858.6	43.6%
Wellness(1)	689.1	46.4%	757.2	43.7%	886.1	45.0%
Other(2)	228.0	15.3%	293.1	16.9%	224.4	11.4%
	$1,485.2	100.0%	$1,732.1	100.0%	$1,969.1	100.0%

(1)
Includes sales of beauty and wellness products in our core Nu Skin business. This includes $216 million, $268 million, and $342 million in sales of devices and related consumables for the years ended December 31, 2025, 2024 and 2023, respectively. For purposes of this table, sales of Prysm iO are included in the wellness category and all other devices, including ageLOC WellSpa iO and Nu Skin RenuSpa iO, are included in the beauty category.

(2)	Other includes the external revenue from our Rhyz companies along with a limited number of other products and services, including household products and technology services.

Beauty Products. Our strategy for our beauty products category is to leverage our distribution channel to strengthen Nu Skin’s position as an innovative leader in the masstige and premium beauty markets. Our products in this category include innovative skin care devices, cosmetics and other personal care products. We are committed to continuously improving and evolving our product formulations to develop and incorporate innovative and proven ingredients. We formulate many of the products in our beauty category with ingredients that are scientifically proven to provide visible results. In 2025, our top-selling product lines by revenue in this category were ageLOC TruFace and our ageLOC LumiSpa cleansers and devices. Our ageLOC beauty products accounted for 40% of our beauty product category revenue and 15% of our total revenue in 2025.

Wellness Products. Our strategy for our wellness category is to continue to introduce innovative, substantiated nutritional supplements based on research and development and quality manufacturing. Direct selling has proven to be an effective method of marketing our high-quality wellness products because our sales force can personally educate consumers on the quality and benefits of our products, differentiating them from our competitors’ offerings. In 2025, our top-selling product lines by revenue in this category were ageLOC TRME, LifePak and Beauty Focus. Our ageLOC wellness products accounted for 41% of our wellness product category revenue and 19% of our total revenue in 2025.

Product Development

We are committed to developing and marketing innovative products to help drive our business engine, and we tailor product development activities to provide products with compelling selling aspects, such as claims and efficacy endpoints. We have several products in development, including next-generation skin care products, nutritional supplements and devices. In our research and product development, we leverage the three disciplines of science, technology and sourcing to create innovative products that address consumer needs.

Our research and product development activities include:

●	Global consumer research to identify needs and insights and refine product concepts;
●	Internal research, product development, clinical validation, regulatory due diligence and quality testing;
●	Joint research projects, collaborations and clinical studies;
●	Identification and assessment of technologies for potential licensing arrangements; and
●	Integration of digital technologies, including artificial intelligence, to enhance product development and consumer experiences.

We maintain research and product development facilities in the United States and Mainland China. We also contract with third parties for clinical studies and collaborate on basic research projects with researchers from universities and other research institutions in the United States, Europe and Asia, whose staffs include scientists with basic research expertise in, among others, natural product chemistry, biochemistry, dermatology, nutrition, pharmacology and clinical studies.

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

Intellectual Property

Our trademarks are registered in the United States and in markets where we operate, and we consider trademark protection to be very important to our business. Our major trademarks include Nu Skin®, our fountain logos, Pharmanex®, ageLOC®, our ageLOC logos, LifePak®, Galvanic Spa® (registered outside of the United States), TRME®, Epoch®, LumiSpa®, Nutricentials®, WellSpa iO® (registered outside of the United States), ageLOC Boost® (registered outside of the United States), MYND360™ (registration pending in the United States) and Prysm iO™ (registration pending in the United States). In addition, a number of our products, including our facial spas, ageLOC WellSpa iO, Nu Skin RenuSpa iO, ageLOC Body Spa, LumiSpa, ageLOC Boost, TRME Pharmanex BioPhotonic Scanner and Prysm iO are based on proprietary technologies and designs, some of which utilize patented and patent-pending technologies and/or technologies licensed from third parties. We also rely on patent and trade secret protection to protect our proprietary technology and other proprietary information for some of our ageLOC products and other products.

Sourcing and Production

For markets other than Mainland China, in 2025, we sourced most of our beauty and wellness products from trusted third-party suppliers and manufacturers, and approximately 21% from our manufacturing subsidiaries. Our manufacturing entities also provide a cost of goods sold benefit and help us to maintain a more consistent supply source. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets.

In 2025, two of our manufacturing subsidiaries and one of our third-party suppliers accounted for more than 10% of our product purchases. We procure some of our products and ingredients from single vendors that may own or control the product formulations, ingredients, or other intellectual property rights associated with the products or ingredients. While we generally maintain good relationships with our suppliers, in the event we become unable to source any products or ingredients from our current suppliers, we believe that we would be able to locate alternative vendors, use substitute ingredients, or develop and manufacture alternative products and source them from other suppliers, as applicable. Please refer to Item 1A. Risk Factors for a discussion of risks and uncertainties associated with our supplier relationships and with the sourcing of raw materials and ingredients.

Our manufacturing subsidiaries are owned by our Rhyz strategic investment arm. We plan to continue making strategic acquisitions going forward, as we believe these acquired companies allow us to diversify and vertically integrate our business. We also leverage their expertise to enhance our innovation, sustainability, speed to market and supply chain capabilities. In addition to the products and services provided to our core Nu Skin business, our Rhyz companies continue to operate outside of our core Nu Skin business, generating $223.6 million in revenue from sales to external customers in 2025.

DISTRIBUTION CHANNEL

Our Nu Skin business operates in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products. While direct selling has traditionally relied on face-to-face, word-of-mouth marketing, during the past several years it has been impacted by the convergence of social commerce, influencer and affiliate marketing, the gig economy, and the proliferation of direct-to-consumer beauty and wellness brands. These macroeconomic shifts have also disrupted traditional advertising and retail business practices, as well as e-commerce generally, in favor of socially-enabled and direct-to-consumer models.

We endeavor to adapt our business to these trends by helping our sales force to become more socially enabled and empowered to grow their businesses online. We have developed, and continue to develop and enhance, digital tools with improved e-commerce functionality to help our sales force build their businesses. Our products also play an important role as we transform to a more digital and socially enabled business. In particular, we have developed connected devices, beginning with beauty devices and more recently expanding into wellness, for greater personalization and understanding of consumer trends and behaviors, with the ultimate aim of an improved product experience for consumers.

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
●
as compared to other distribution methods, our sales force has the opportunity to provide consumers higher levels of personalized service based on consumers’ needs, including through providing personalized product experiences, such as in-home spa-like demonstrations and experiences, as well as personalized purchasing offers, discounts and regimens;

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

While our person-to-person marketing philosophy remains consistent globally, various aspects of our business may differ from market to market, including product mix and pricing, customer type mix, mix of affiliate business building approaches, the manner and tools used to engage potential customers, social media and third-party platforms, compensation and rewards structure, the manner and tools used to engage potential affiliates (including programs and incentives), potential influencer partnership structures, access to distribution outlets or product stores, the manner of getting products to consumers, product claims, branding and product formulations. In addition, in Mainland China we have implemented a business model that, unlike the business model we use in our other markets, utilizes retail stores, sales employees, independent direct sellers and independent marketers to market and sell our products.

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

The following chart sets forth information concerning our Customers, Paid Affiliates and Sales Leaders for the last three years.

Total Number of Customers, Paid Affiliates and Sales Leaders by Region

	Three Months Ended December 31,
	2025	2024	2023
Customers
Americas	225,527	227,556	231,183
Southeast Asia/Pacific	74,300	82,956	106,471
Mainland China	118,523	150,731	207,276
Japan	104,439	110,069	113,670
Europe & Africa	127,910	133,306	163,178
South Korea	58,880	81,301	103,151
Hong Kong/Taiwan	39,217	46,053	52,110
Total Customers	748,796	831,972	977,039

Paid Affiliates
Americas	28,900	28,361	31,910
Southeast Asia/Pacific(1)	20,260	26,310	34,404
Mainland China	18,922	22,125	25,889
Japan	20,126	22,318	22,417
Europe & Africa	14,918	16,860	18,888
South Korea(1)	16,341	17,939	22,166
Hong Kong/Taiwan	9,844	10,961	11,212
Total Paid Affiliates	129,311	144,874	166,886

Sales Leaders
Americas	6,016	6,778	7,126
Southeast Asia/Pacific	4,272	5,288	6,418
Mainland China	6,065	8,969	11,296
Japan	6,259	6,780	7,086
Europe & Africa	2,722	3,343	3,968
South Korea	2,547	3,343	5,249
Hong Kong/Taiwan	2,164	2,411	2,916
Total Sales Leaders	30,045	36,912	44,059

(1)
The December 31, 2025 and 2024 numbers are affected by a change in eligibility requirements for receiving certain awards within our compensation structure, to more narrowly focus on those affiliates who are actively building a consumer base. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Southeast Asia/Pacific,” and “South Korea,” for more information.

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

Mainland China Business Model

Because of restrictions on direct selling and multi-level commissions in Mainland China, we have implemented a business model for that market that is different from the business model we use in our other markets. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. From time to time, we evaluate potential changes to the structure of our sales compensation in Mainland China to address the evolving commercial environment and, as the need arises, the evolving regulatory environment. Any such changes could have a negative impact on our sales in that market.

In Mainland China, we utilize sales employees to sell products through our retail stores, website and digital platforms; independent direct sellers, who can sell away from our stores where we have a direct selling license and a service center and can also sell through our website and digital platforms; and independent marketers, who are licensed business owners authorized to sell our products at their own approved premises or through our stores, website and digital platforms. (As used in the foregoing sentence, our digital platforms include not only those owned or run by our company but also platforms operated by third parties on which we have registered flagship stores.) We rely on our sales employees, independent direct sellers and independent marketers to attract new consumers, promote repeat purchases, and educate our sales force about our products, culture and policies through training meetings.

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

Sales Leader previews and other product introductions and promotions sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Customers, Paid Affiliates and Sales Leaders during the quarter and skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers, Paid Affiliates and Sales Leaders to our business, increases consumer trial, and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

GEOGRAPHIC REGIONS

We currently sell and distribute our Nu Skin business’s products in nearly 50 markets. We have divided these markets into seven segments: Mainland China; South Korea; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand and other markets; Americas, which includes Canada, Latin America and the United States; Japan; Hong Kong/Taiwan, which also includes Macau; and Europe & Africa, which includes markets in Europe as well as South Africa. During the fourth quarter of 2025, we began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening anticipated in the back half of 2026. Our financial results and key performance indicators for this market, which are included in our Southeast Asia/Pacific segment in this report, were insignificant for 2025. Our Rhyz strategic investment arm also includes two additional segments: Manufacturing and Rhyz Other. The following table sets forth the revenue for each of the segments and the Other category for the last three years.

	Year Ended December 31,
(U.S. dollars in millions)	2025		2024		2023
Nu Skin
Americas	$283.0	19%	$322.5	19%	$398.2	20%
Southeast Asia/Pacific	209.8	14	244.8	14	267.2	14
Mainland China	195.6	13	235.2	14	298.1	15
Japan	174.4	12	181.6	10	207.8	10
Europe & Africa	150.2	10	164.2	9	192.4	10
South Korea	130.2	9	163.7	9	236.1	12
Hong Kong/Taiwan	117.4	8	130.6	8	153.6	8
Other	1.0	—	2.8	—	(0.9)	—
Total Nu Skin	1,261.6	85	1,445.5	83	1,752.5	89
Rhyz
Manufacturing	205.8	14	201.4	12	181.4	9
Rhyz Other	17.8	1	85.2	5	35.2	2
Total Rhyz	223.6	15	286.6	17	216.6	11
Total	$1,485.2	100%	$1,732.1	100%	$1,969.1	100%

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

Our operations in Mainland China are subject to significant government and media scrutiny and investigations. At times, investigations and other regulatory actions have limited our ability to conduct business in Mainland China. For example, the government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, when the government conducted a 100-day campaign to review and inspect the health products and direct selling industries following negative media coverage about healthcare-related product claims made by another direct selling company in Mainland China. Since this time, we have been receiving and addressing an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours. Another example occurred in 2014. In response to media and government scrutiny of our Mainland China business in 2014, we voluntarily took a number of actions in Mainland China, including temporarily suspending our business meetings, temporarily suspending acceptance of applications for any new sales representatives, and extending our product refund and return policies. These voluntary measures and the adverse publicity had a significant negative impact on our business. We face a risk that future investigations and other regulatory actions may result in fines, revocation of licenses or other significant sanctions.

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

Our sales force is required to comply with work authorization and other local legal requirements prior to working in a market. Some markets, including Mainland China, Vietnam and India also prohibit or restrict participation of overseas personnel or foreigners in direct selling activities. We cannot ensure that actions of our sales force will not violate local laws or regulations.

Please refer to Item 1A. Risk Factors for more information on regulatory and other risks associated with our business.

Product Regulations

Our beauty and wellness products and related promotional and marketing activities are subject to extensive government regulation by numerous federal, state, and local government agencies and authorities, including the United States Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), the Consumer Product Safety Commission, the Department of Agriculture, United States and State Attorneys General, and state regulatory agencies in the United States, as well as the State Administration for Market Regulation in Mainland China, the Food and Drug Administration in Taiwan, the Ministry of Food and Drug Safety in South Korea, the Ministry of Health, Labour and Welfare in Japan, and similar government agencies in all other markets in which we operate. In the United States, the FDA regulates the formulation, manufacture and labeling of over-the-counter (“OTC”) drugs, cosmetics, dietary supplements, foods and medical devices such as those that we distribute.

Regulation of Beauty Products in the United States. Our beauty products are subject to various laws and regulations that regulate cosmetic and personal care products and set forth regulations that, among other things, determine whether a product can be marketed as a “cosmetic” or requires further submissions as an OTC drug. In the United States, the regulation of cosmetic content and labeling is under the primary jurisdiction of the FDA. Cosmetics are not subject to pre-market approval by the FDA, but their ingredients and labeling content are regulated by the FDA. Those who sell cosmetics have the burden to ensure their products are safe for use as directed and not adulterated or misbranded. The labeling of cosmetic products is subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Fair Packaging and Labeling Act and other FDA regulations. In 2024, the FDA began implementing portions of the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). This implementation creates a greater burden for cosmetic facility registration and audits, mandates product notifications for cosmetics, allergen labeling declarations, and mandates the reporting of serious adverse events to the FDA. Rollout of MoCRA is expected to continue for the coming years. Failure to correctly interpret and comply with the new requirements could lead to government actions against us and an associated impairment to our business.

The FDCA defines cosmetics by their intended use, as “articles intended to be rubbed, poured, sprinkled, or sprayed on, introduced into, or otherwise applied to the human body . . . for cleansing, beautifying, promoting attractiveness, or altering the appearance . . . .” Among the products included in this definition are skin moisturizers, perfumes, lipsticks, fingernail polishes, eye and facial makeup preparations, shampoos, permanent waves, hair colors, toothpastes and deodorants, as well as material intended for use as a component of a cosmetic product. A product may be considered a drug or a medical device if it is intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or is intended to affect the structure or any function of the body (“structure/function claims”). A product’s intended use can be inferred from marketing or product claims, and regulators may consider the marketing claims of our sales force. Structure/function claims are generally prohibited for cosmetic products as are disease prevention and treatment claims. The FDA prohibits certain ingredients from being included in cosmetic products. It is possible that cosmetic product ingredients now commonly in use may be restricted or prohibited in the future as more is learned about such ingredients.

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

Regulation of Beauty Products in Other Markets. The other markets in which we operate have similar regulations. In Mainland China, beauty products, other than devices, are placed into one of two categories, “special-purpose cosmetics” and “general cosmetics.” Products in both categories require adequate substantiation of efficacy, which must be made available to authorities prior to marketing a product and which can be reviewed and enforced upon at any time thereafter. The product registration process for some categories of beauty products in Mainland China takes three to six months to complete under the latest regulations governing cosmetics. Certain cosmetics are categorized as “special cosmetics” and carry a more unpredictable process and approval timing frequently in excess of two years. In Japan, the Ministry of Health, Labour and Welfare regulates the sale and distribution of cosmetics and requires us to have an import business license and to register each beauty product imported into Japan. In Taiwan, all “medicated” cosmetic products require registration. In South Korea, only cosmetics that either underwent examination by or have been reported to the Ministry of Food and Drug Safety as functional cosmetics can be claimed and advertised as “functional” cosmetics. The sale of cosmetic products is regulated in the European Union (the “EU”) under the EU Cosmetics Regulation, which requires a uniform application for foreign companies placing finished beauty products on the European market. Similar regulations in any of our markets may limit our ability to import products or utilize key ingredients or technologies globally and may delay product launches while the registration and approval process is pending. Changing regulations may require us to stop selling, discontinue, or reformulate and re-register products in order to sell those products.

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

Regulation of Wellness Products Globally. In our foreign markets, nutritional supplements are generally regulated by similar government agencies, such as the Mainland China State Administration for Market Regulation; the South Korea Ministry of Food and Drug Safety; the Japan Ministry of Health, Labour and Welfare; and the Taiwan Department of Health. We typically market our wellness products in international markets as foods, health foods, dietary supplements, food supplements or other similar categorizations under applicable regulatory regimes. With few exceptions, in the event a product or ingredient is classified as a drug or pharmaceutical product in any market, we will generally not be able to distribute that product in that market through our distribution channel because of pre-market approvals and strict regulations applicable to drug and pharmaceutical products. Mainland China also has highly restrictive nutritional supplement product regulations. A vast majority of products marketed as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and the product registration process in Mainland China takes a minimum of two years and may be substantially longer. In some cases it has taken us four years or longer to obtain product registrations. A pre-market process has been established for a minority of “health foods,” which allows products with specifically approved nutritional ingredients (such as some vitamins and minerals) to undergo a filing process rather than the full registration process. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” without any health food claims while applying to the authorities for “health food” classification. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, this could end or limit our ability to market such products in Mainland China in their current form. In addition, we are not permitted to market or sell “general foods” through our direct sales channel in Mainland China and any efforts by our independent direct sellers to do so could result in negative publicity, fines and other government sanctions being imposed against us.

The markets in which we operate all have varied regulations that distinguish foods and nutritional supplements from “pharmaceutical products.” Because of the varied regulations, some products or ingredients that are recognized as “food” in certain markets may be treated as “pharmaceutical” in other markets. In Japan, for example, if a specified ingredient is not listed as a “food” by the Ministry of Health and Welfare, we must either modify the product to eliminate or substitute that ingredient or petition the government to treat such ingredient as a food. We experience similar issues in our other markets. This is particularly a challenge in Europe, where regulations often still differ from member state to member state, despite EU regulations designed to harmonize the laws of EU member states. Recent activity to harmonize national laws governing maximum vitamin and mineral levels could restrict our ability to continue using the current formulations of our products. With markets in the Association of Southeast Asian Nations (“ASEAN”), certain member states have amended some of their requirements in anticipation of the harmonization of ASEAN supplement regulations, even though these changes may not be identical to the eventual ASEAN requirements nor consistent with other member states. As a result, we often must modify the ingredients and/or the levels of ingredients in our products for certain markets or create unique formulations for multiple markets. In some circumstances, the regulations in foreign markets may require us to obtain regulatory approval prior to the introduction of a new product or limit our use of certain ingredients altogether.

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

Advertising and Product Claims. Most of our major markets regulate advertising and product claims regarding the efficacy and quality of products and require adequate and reliable scientific substantiation of all product claims. In most of our foreign markets, we are typically not able to make any “medicinal” claims with respect to our wellness products. In some cases, such regulations may limit our ability to inform consumers of some of the benefits our products offer.

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

A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. The FDA has issued guidance defining a manufacturer’s obligations to substantiate structure/function claims. Such statements, when used in labeling, must also be submitted to the FDA no later than 30 days after first marketing the product with the statement that they possess the necessary evidence and must be accompanied by an FDA mandated label disclaimer that “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure or prevent any disease.” There can be no assurance, however, that the FDA or FTC will not determine that a particular statement of nutritional support that we want to use is an unacceptable disease claim or an unauthorized nutrient-disease relationship claim otherwise permitted with FDA approval as a “health claim” or that such claims have competent and reliable scientific evidence. Such a determination might prevent the use of such a claim or result in enforcement by the FDA.

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

Most of the other markets in which we operate have not adopted legislation like DSHEA, and we may be subject to more restrictive limitations on the claims we can make about our products in these markets. For example, in Japan, most of our nutritional supplements are marketed as food products, which significantly limits our ability to make claims regarding these products. If marketing materials produced or used by us or our sales force make claims that exceed the scope of allowed claims for nutritional supplements, the FDA or other regulatory authorities could deem our products to be unapproved drugs. In Mainland China and Europe, we also face significant restrictions on our ability to make product claims regarding the efficacy of our products. Violations, alleged violations, or negative media attention related to our compliance with these restrictions could harm consumers’ perception of our business and products and could negatively impact the registration, licensing status and sales of our products.

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

Regulation of Medical Devices. Our Nu Skin Facial Spa and Nu Skin RenuSpa iO devices were cleared for marketing through the FDA’s 510(k) process. Medical devices are highly regulated by the FDA. Manufacturers of medical devices must register and list their products with the FDA annually, whether they are located domestically or overseas. Foreign jurisdictions may take note of the fact that we have registered a medical device in the United States and require us to register in their market as well. The FDA has broad regulatory powers in the areas of clinical testing, manufacturing and labeling of medical devices. Medical devices must be labeled in accordance with the FDA’s general device labeling requirements and whatever particular label requirements the FDA may designate for that type of device.

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

Our Pharmanex BioPhotonic Scanner, Prysm iO, and future device products may be subject to the regulations of various health, consumer-protection and other government authorities around the world. These regulations vary from market to market and affect whether our products are required to be registered as medical devices, the claims that can be made with respect to these products, who can use them, and where they can be used. The interpretation of the line between medical devices and non-medical devices in each country is subjective and varied, as well as subject to change based on industry precedent, influence from the medical device sector, and other factors. Our connected devices are subject to specific testing, certification, and/or registration governing the connectivity to mobile devices. We have been required to register our ageLOC Galvanic Facial Spa and ageLOC Body Spa systems as medical devices in a few markets, and we also have received clearance from the FDA to market our Nu Skin Facial Spa and our Nu Skin RenuSpa iO devices for over-the-counter use. We have registered ageLOC Boost and Nu Skin WellSpa iO as medical devices in Thailand. We have been subject to regulatory inquiries in the United States, Japan and other markets with respect to the status of the Pharmanex BioPhotonic Scanner as a non-medical device. Any determination that medical device clearance is required for one of our products, in a market where we currently market and sell such product as a cosmetic or non-medical device, could require us to expend significant time and resources in order to meet the additional stringent standards imposed on medical device companies or prevent us from marketing the product.

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

RHYZ COMPANIES

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our strategic investment arm known as Rhyz Inc. Our Rhyz businesses, which are reported in two segments, primarily consist of the following consumer, technology and manufacturing companies:

Rhyz Manufacturing Segment:
●	Elevate Nutraceuticals LLC, dba Elevate Health Sciences—a manufacturer of private-label dietary supplements.
●
Ingredient Innovations International Company, dba 3i Solutions—a manufacturing technology company, making ingredients more bioavailable and shelf stable across food, beverage, supplements and personal care products.

●	L&W Holdings, Inc., dba CasePak—a packaging company that consults with product developers to design, develop, and source packaging.
●	Wasatch Product Development, LLC—a developer and manufacturer of personal care products, dietary supplements and functional foods.
Rhyz Other Segment:
●	Beauty Biosciences LLC—a beauty company that sells its products through digital and retail channels.
●	LifeDNA, Inc.—a DNA assessment and recommendation technology company that we believe holds potential for our broader personalization strategy.

Until January 2025, the Rhyz Other segment additionally included MyFavoriteThings, Inc., dba Mavely, a social commerce platform. As previously announced, we sold this business in January 2025. Mavely accounted for $69.6 million of our 2024 reported revenue. Also as previously announced, we are currently evaluating strategic opportunities with LifeDNA, including potentially divesting it, to maximize our return on investment.

In 2025, the Rhyz companies generated $223.6 million, or 15%, of our 2025 reported revenue (excluding sales to our core Nu Skin business). Rhyz is a key component of our business, and these companies enable us to optimize our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our brands.

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had approximately 2,800 full- and part-time employees worldwide. This does not include approximately 5,800 sales employees in our Mainland China operations. We have statutory employee representation obligations in certain markets, and our employees are represented by labor unions where expressly required by law, including in Mainland China where substantially all of our employees are registered as members of the required labor union in that market. We believe that our relationship with our employees is good, and we do not foresee a shortage in qualified personnel necessary to operate our business.

Our human capital priorities include the following:

Capability—Hiring, Engagement, Development and Retention. We seek to hire and retain employees with the talents and capabilities to succeed at our company. The level of competition for qualified employees is high, owing to employment market trends both internationally and in Utah, where our corporate headquarters are located. These conditions have made it difficult to fill some job positions and retain employees. We address this issue by building a strong employer brand, allowing remote work options to reach potential employees in other locations, and providing competitive compensation and benefits. In addition, our hiring and retention efforts must be consistent with our overall business size and strategy. We also conduct leadership talent reviews and succession planning to identify and assess potential successors for key leadership positions across the company. These talent management processes result in identifying individual and group capabilities and development actions which are used to build current and future leadership capability for the company.

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

Culture—A High-Performance and High-Engagement Work Environment. All of our full- and part-time employees are responsible for upholding the Nu Skin Code of Conduct and for striving to follow the Nu Skin Way, our global culture aspiration, which includes the following principles:

●	Force for good	●	Own it
●	Innovate	●	All in
●	Lead	●	One global team
●	Customer obsessed

Inclusion. We believe an inclusive work environment allows us to benefit from unique perspectives and provides vitality, creativity, new ideas and growth. We aspire to be a global community where every employee, entrepreneur, and consumer knows and feels they belong. We have established employee resource groups to help ensure that under-represented populations feel welcome at Nu Skin. Our Healthy Workplace Policy also aims to cultivate a culture of mutual respect and to provide all employees a work environment free from harassment, discrimination and unprofessional behavior. Our employees receive training on their responsibility in this important area, and we regularly communicate with employees about the process to report concerns. We make a Healthy Workplace Hotline available for employees to report concerns anonymously.

Employee Health and Well-Being. Our employees’ health and well-being is an essential component of our human capital management strategy. From time to time, we implement employee wellness programs to raise awareness of and encourage healthy lifestyle practices in the areas of physical, emotional, intellectual and/or financial wellness. Where possible, our employees receive free product benefits, including our wellness products. Employees at our corporate headquarters also have access to an on-site gym, as well as our employee assistance program, which includes free counseling services. Employees in our global markets also receive benefits and other services focused on maintaining health and well-being.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 14, 2026 are as follows:

Name	Age	Position
Steven J. Lund	72	Executive Chairman of the Board
Ryan S. Napierski	52	President and Chief Executive Officer
James D. Thomas	47	Executive Vice President and Chief Financial Officer
Chayce D. Clark	43	Executive Vice President and General Counsel
Steven K. Hatchett	54	Executive Vice President and Chief Product Officer
Justin S. Keisel	52	Executive Vice President and President of Global Sales

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

Justin S. Keisel has served as our Executive Vice President and President of Global Sales since 2024. Mr. Keisel first joined our company in 1998, where for 14 years he primarily worked in roles supporting growth in our North Asia and Southeast Asia markets. In 2012, Mr. Keisel accepted an offer to work for Rodan + Fields, where he held several positions from 2012 to 2019, serving most recently as vice president of global programs and field development from 2017 to 2019. Mr. Keisel returned to our company in 2019 as General Manager of our United States and Canada markets and served in that position until 2021, when he was promoted to President of our Americas region, the position he held until his 2024 promotion. Mr. Keisel holds B.S. and M.B.A. degrees from Brigham Young University.

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
●
If our business practices or policies or the actions of our sales force are found to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

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

●	Difficult economic conditions could harm our business.
●	Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.
●	Adverse publicity concerning our business, marketing plan, products or people could harm our business and reputation.
●	Product diversion may have a negative impact on our business.
Risks Associated with Our Operations in Mainland China
●	Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines, operational restrictions or other penalties.
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

●	Difficulties managing our entry or growth in certain markets could cause our business and operations to be harmed.
●	System failures, capacity constraints and other information technology difficulties could harm our business.
●	Any acquired companies or future acquisitions may expose us to additional risks.
Product Legal and Regulatory Risks
●	Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.
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

●	The use of artificial intelligence could adversely affect our business, results of operations and reputation.
Sustainability Risks
●	Our business could be negatively impacted by corporate citizenship and sustainability matters.
Risks Related to Our Common Stock
●	The market price of our Class A common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

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

During the past several years, settlements and other judicial orders between the U.S. Federal Trade Commission (“FTC”) and other direct selling companies, as well as guidance from the FTC, have addressed inappropriate earnings and lifestyle claims, problematic compensation structures and the importance of focusing on consumers. These developments have created ambiguity as to the proper interpretation of the law and related court decisions. The FTC has been active in its enforcement activities and, in some cases, has taken action that required other multi-level marketing companies to cease engaging in multi-level marketing or to modify their business models. Any adverse rulings or legal actions could impact our business if direct selling laws or anti-pyramid laws are interpreted more narrowly or in a manner that results in additional burdens or restrictions on direct selling companies. For example:

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

●
In 2025, the FTC issued a Notice of Proposed Rulemaking (“NPR”) and an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding potential rules governing earnings claims for multi-level marketers. The NPR proposes to prohibit multi-level marketers from making deceptive earnings claims, and it would require them to have written substantiation to back up any earnings claims and make that substantiation available to consumers upon request. The ANPR indicates that the FTC is considering additional restrictions on earnings claims and recruiting by multi-level marketers. The NPR and ANPR are part of ongoing rulemaking processes, and the scope, timing and final form of any rules remain uncertain.

Although we take steps to educate our sales force on proper claims, members of our sales force might make improper claims, or regulators might determine we are making improper claims. Either of these actions could lead to an FTC investigation and could harm our business. The FTC’s increased scrutiny of earnings claims, as reflected in the NPR and ANPR, could lead to additional FTC actions regarding improper claims. It could also contribute to new industry standards or new rules that could limit our ability, and the ability of our sales force, to make earnings claims, which could harm our ability to grow our sales force.

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

Various government agencies throughout the world regulate direct sales practices. Laws and regulations in the United States, Japan, South Korea, Vietnam, India and Mainland China are particularly stringent and subject to broad discretion in enforcement by regulators. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid schemes,” that compensate participants primarily for recruiting additional participants without significant emphasis on product sales to consumers. The laws and regulations in our current markets often:

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

Social media platforms have decided, and could in the future decide, to prohibit, block or decrease the prominence of our sales force’s content and livestreaming for any reason, or terminate their social media accounts, which could harm our business, particularly as our business is becoming increasingly dependent on the use of social and digital platforms to support our direct selling channel.

In addition, social media platforms may deplatform, suspend, ban, or otherwise restrict access to Nu Skin’s company-operated social media accounts or advertising accounts, or limit our ability to use certain platform features, for a variety of reasons, including alleged violations of platform policies, changes in enforcement practices, automated moderation decisions, or shifts in platform business priorities. Any such actions could reduce our ability to communicate with consumers and our sales force, support product launches and initiatives, and protect and promote our brands, which could materially harm our business, reputation and results of operations.

For example, due to concerns with multi-level marketing, the TikTok and WhatsApp Business platforms’ community guidelines prohibit content related to multi-level marketing. In addition, Pinterest and Facebook prohibit ads that promote multi-level marketing opportunities, and Pinterest has also imposed restrictions on weight loss products, claims and photos. Also, Douyin prohibits specific words or claims, particularly relating to health and wellness, during livestreaming. Moreover, some social media platforms reduce visibility of product offers or posts based on pricing, degree of brand awareness or other factors that could apply to our products. Additional social media platforms’ adoption of similar or stricter policies could significantly hamper our sales force’s ability to promote our products and attract consumers, which could cause our revenue to decline. Restrictions, suspensions or bans of our company accounts or our sales force’s accounts could also disrupt our marketing activities with little or no advance notice and with limited ability to appeal or obtain timely relief. Our reputation could also be harmed if our sales force violates any social media platform’s community guidelines.

If our business practices or policies or the actions of our sales force are found to be in violation of applicable local regulations regarding foreigners, then we could be sanctioned and/or required to change our business model, which could significantly harm our business.

Our sales force is required to comply with our residency and work authorization policies and other local legal requirements prior to working in a market. Some markets, including Mainland China, Vietnam and India, also prohibit or restrict participation of overseas personnel or foreigners in direct selling activities. We cannot assure that actions of our sales force will not violate local laws or regulations. If our business practices or policies or the actions of our sales force are found to be in violation of applicable regulations as they may be interpreted or enforced, then we could be sanctioned and/or required to change our business model, which could result in adverse publicity and significantly harm our business.

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

●
The laws and interpretations regarding “independent contractor” status in certain jurisdictions, including the United States and the European Union, continue to evolve, and in some cases, authorities have sought to apply these laws unfavorably against gig economy, platform and direct selling companies. For example, in 2024, a regulation of the U.S. Department of Labor went into effect that alters the employee vs. independent contractor analysis under the Fair Labor Standards Act in a way that could potentially cause more workers to be classified as employees. In addition, the European Union’s Platform Work Directive, which was adopted in 2024, directs EU member states to implement national laws by December 2026 regulating the classification of platform workers and setting a rebuttable presumption of employment in certain scenarios. There may be differences in how the various EU member states implement this directive.

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

Over the past several years, the environment for direct selling has become increasingly difficult due to customer trends, increased competition from other affiliate marketing, influencer and gig economy businesses, and a stricter regulatory environment across many of our markets. Our ability to improve our financial performance largely depends on our ability to anticipate and react in a timely and effective manner to changes in consumer spending patterns and preferences regarding products, platforms, and business opportunities in the affiliate gig and sharing economy, including changes in how consumers discover, evaluate and purchase products. For example, we have observed an increasing shift in certain markets (including Mainland China) toward third-party online product marketplaces and other digital commerce channels. Our operating results have been and could be adversely affected if our business opportunities, platforms, products and other initiatives do not generate sufficient enthusiasm and economic benefit to retain our existing consumers and sales force or to attract new consumers and sales force members.

Factors affecting the attractiveness of our business opportunities, platforms, products and other initiatives include, among other things, shifting consumer demands, perceived product quality and value, similarities to other products, product exclusivity or effectiveness, growth of the gig economy and influencer marketing, disruption of retail commerce and e-commerce by social commerce, the increasing prominence of third-party online product marketplaces, demographic trends, the strength of our brand and public image, growth of connected commerce, sustainability factors, diversity and inclusion initiatives, economic competitiveness of our business opportunity in the marketplace, perceived ability of potential affiliates to succeed in our business opportunity, accepted methods of selling products to customers in the affiliate and member-based platform environment, the quality and accuracy of the data we use in running our business, our technology infrastructure and capabilities, restrictions in social or digital media for sharing products and attracting consumers, adverse media attention, regulatory restrictions on claims and the ease of new startup entrepreneurship via artificial intelligence platforms. If we are unable to anticipate or adapt to changes in consumer preferences and trends, our business, financial condition and operating results could be materially adversely affected. Likewise, if we are unable to anticipate or adapt to changes in the affiliate marketing, gig and sharing economies or the artificial intelligence landscape, our ability to capture growth trends in the social commerce marketplace could be materially adversely affected.

To adapt our business to current macroeconomic trends, we are taking the following actions, all of which entail risks:

●
From time to time we roll out enhancements to our sales compensation plan that incorporates additional features that may appeal to prospective affiliates in the current macroeconomic environment. However, the need to develop affiliate sales teams to take full advantage of our sales compensation plans or other incentives may be viewed negatively by prospective affiliates who are familiar with other gig and sharing opportunities. In addition, even if the changes to our sales compensation structure are successful in attracting such prospective affiliates, the changes might at the same time be viewed negatively by current and long-time members of our sales force who have already developed affiliate sales teams. We plan to continually evaluate potential changes to our sales compensation structure to address the evolving commercial environment, and any such changes could have a negative impact on our revenue and could adversely affect sales force retention and productivity.

●
We have developed, and continue to develop and enhance, digital tools with improved e-commerce functionality to help our sales force build their businesses. We also develop connected devices and other products to help us transform into a more digital and socially enabled business. These initiatives have required significant expenditures and will continue to require significant expenditures. We face the risk that we will ultimately be unable to develop these items, that their development will be more costly or take longer than anticipated, or that the applications and platforms we have and will develop will not meet the expectations of our sales force and/or consumers. Any of these eventualities could have a material negative impact on our business, sales force, consumer development and revenue.

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

●
We are currently endeavoring to help our sales force penetrate previously untapped emerging markets. These include new geographies, such as India, as well as new market segments within a geographic market. We face the risk that our current product portfolio, compensation plan and business positioning will not appeal to these target markets. In addition, any changes to products or compensation and incentives to appeal to these emerging markets may create a perception of competition with or distraction to our existing developed market sales leaders. While we see significant upside potential in emerging markets, any of the eventualities noted above could have a material adverse effect on our business, sales force, and revenue.

In addition, in our more mature markets, one of the challenges we face is keeping Sales Leaders with established businesses and high-income levels motivated and actively engaged in business building activities and in developing new Sales Leaders. We also face challenges retaining our sales force as the population of our markets transitions to a younger, millennial/Gen Z demographic, with its associated new and different dynamics of connection through social media platforms, gratification and loyalty behaviors, particularly as this segment becomes a greater share of our revenue. It is possible that, over time, increasing negative perceptions about business opportunities that involve multi-level compensation programs, particularly as affiliate marketing programs gain greater prominence in the gig economy, could develop and increase among these younger demographics, which would be detrimental to our business if we are unable to adapt and offer similar opportunities and rewards while still differentiating our business. In addition, as affiliate marketing programs gain greater market share, our competition for participants from our target market becomes more intense.  Moreover, when sales through social sharing do not generate repeat purchases or subscriptions at the same rate as other sales, this creates revenue volatility and/or declines. Many in younger demographic groups actively use social sharing across multiple business opportunity platforms. Some of our initiatives have not generated lasting excitement and engagement among our sales force in the long term, and at times, our initiatives have not sufficiently generated sales force activity and productivity or motivated Sales Leaders to remain engaged in business building and developing new Sales Leaders. These outcomes could recur in the future. Some initiatives have had, and could continue to have, unanticipated negative impacts on our sales force, particularly changes to our sales compensation plans, incentive rewards, and recognition practices.

The introduction of a new product or key initiative also can have negative impacts on our operating results. For example, a new product or initiative could negatively impact other product lines if Sales Leaders shift their efforts toward the new product or initiative, and can adversely affect channel growth if that shift disrupts existing business-building systems and practices. Alternatively, if Sales Leaders choose not to promote the new product or initiative, then the product or initiative might not generate a meaningful amount of revenue for our business. This risk could materialize with our Prysm iO device, which we have begun to launch and plan to continue rolling out in 2026. Prysm iO is a wellness device designed to assess key nutritional indicators and translate those insights into personalized supplement and product recommendations. Many of our Sales Leaders could be hesitant to incorporate wellness products generally, or Prysm iO specifically, into their sales efforts, particularly if (1) they already have success with other products; (2) they decide not to expend the time, training and resources to transition to Prysm iO; (3) the user experience with Prysm iO proves to be sub-optimal; (4) Prysm iO does not generate increased subscription sales of our nutritional supplement products; or (5) Prysm iO does not perform sufficiently well on social platforms to support adoption among younger demographics.

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

Additionally, independent third parties and consumers often review our products as well as those of our competitors. Perceptions of our product offerings in the marketplace may be significantly influenced by these reviews, which are disseminated via various media, including the internet. If reviews of our products or our brands are negative or less positive as compared to those of our competitors, our brands may be adversely affected and our business, financial condition and results of operations may be materially harmed.

Difficult economic conditions could harm our business.

Difficult economic conditions, such as high unemployment levels, inflation, deflation, or recession, have in the past, and could continue to, adversely affect our business by causing a decline in demand for our products, particularly if the economic conditions are prolonged or worsen. In addition, economic conditions may adversely impact access to capital for us and our suppliers, may decrease the ability of our sales force and consumers to obtain or maintain credit cards, may cause governments to increase their regulatory enforcement activity to alleviate budget shortfalls, and may otherwise adversely impact our operations and overall financial condition. For example, we believe inflation had a negative impact on our 2022 and 2023 sales by curbing the discretionary spending of our consumers. Inflation also has increased the cost of our inventory and shipping expenses. In addition, the economy in Mainland China continued to be challenging during 2025, including deflationary and international trade pressures, capital markets, and tangible asset markets. All of these conditions could continue in 2026.

Our markets are intensely competitive, and market conditions and the strengths of competitors may harm our business.

The markets for our products are intensely competitive. The success of our products is dependent on our ability to anticipate and respond to market trends and changes in consumer preferences and to maintain a product offering and pipeline that is relevant and priced accessibly to consumers and compelling to affiliates who have a desire to use our products to build an independent business opportunity. Our products compete directly with branded, premium retail products and with the products of other direct selling companies, and many of our competitors have much greater name recognition and financial resources than we have, which may give them a competitive advantage. Because of regulatory restrictions concerning claims about the efficacy of beauty and wellness products, we may have difficulty differentiating our products from our competitors’ products, and competing products entering the beauty and wellness market could harm our revenue. In addition, our business may be negatively impacted if we fail to adequately adapt to trends in consumer behavior and technologies to meet consumers’ needs and demands and reach a wider audience or if we fail to provide a competitive product price to value proposition to consumers.

We also compete with other direct selling companies, affiliate marketing companies and gig economy companies to attract and retain our sales force and consumers. Some of these competitors have longer operating histories and greater visibility, name recognition and financial resources than we do. Some of our competitors have also adopted and could continue to adopt some of our successful business strategies, including our global sales compensation plan and our product development philosophy and focus. Moreover, certain companies in the affiliate marketing and gig economy are growing rapidly and enable seamless product sharing via social media platforms. In some of our markets, these social media platforms are integrated into product marketplaces to enable even faster affiliation of product offerings to potential customers. These companies have disrupted and continue to disrupt the traditional direct selling space. Consequently, to successfully compete in this industry, and attract and retain our sales force and consumers, we must ensure that our business opportunities and sales compensation plans are financially rewarding and innovative. Successfully marketing our sales compensation plan in a way that differentiates it from our competitors could become more difficult as the FTC increases its scrutiny of earnings claims and compensation structures. Likewise, continued tightening of social media platform policies could limit our sales force’s ability to differentiate our products and business opportunities. Although we believe we have significant competitive advantages, we cannot assure that we will be able to continue to successfully compete in this industry.

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

These issues have previously resulted in negative publicity and have harmed, and could continue to harm, our business.

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

We have observed instances of our products being offered for sale on online marketplace platforms and through other unauthorized distribution channels in various markets. Despite our ongoing efforts to reduce and control product diversion, such activities continue to present challenges. Changes to our global sales compensation structure, differences in product pricing among markets, and the expanded use of online channels for sales transactions have contributed, and may continue to contribute, to product diversion. Product diversion may create confusion regarding our authorized distribution channels and may negatively impact the ability of our sales force to sell our products. Diversion may also adversely affect perceptions regarding the viability of the business opportunity we offer and undermine confidence in our authorized distribution channels, which could impair our ability to recruit and retain members of our sales force. In addition, product diversion may erode brand equity and adversely affect consumer perceptions of our products. Certain diversion activities may involve unauthorized importation, investment, or other potentially unlawful conduct, and may also increase the risk that gray-market or counterfeit goods are misrepresented as our products, which could further harm our brand and reputation. If we are unable to effectively mitigate or prevent product diversion, or if diversion activity increases, our business, financial condition, results of operations, and reputation could be adversely affected.

Risks Associated with Our Operations in Mainland China
Our operations in Mainland China are subject to significant government scrutiny, and we could be subject to fines, operational restrictions or other penalties.

Our operations in Mainland China are subject to significant regulatory scrutiny. The legal system in Mainland China provides government authorities broad latitude to conduct investigations, and many Chinese regulations, including those governing our business, are subject to significant interpretation, which may vary from jurisdiction to jurisdiction. Accordingly, regulatory expectations and enforcement priorities may change quickly and with limited notice. Because of significant government concerns in Mainland China regarding improper direct selling activities, government regulators closely scrutinize activities of direct selling companies and activities that resemble direct selling. The government in Mainland China continues to inspect and review companies in the direct selling industry on a regular basis. We believe the regulatory environment in Mainland China continues to be challenging and restrictive.

The government’s scrutiny of activities within the health products and direct selling industries has been at higher levels since 2019, when the government conducted a 100-day campaign to review and inspect the health products and direct selling industries following negative media coverage generated by healthcare-related product claims made by another direct selling company in Mainland China. Since 2019, we have received an increased number of government reviews, inspections, and inquiries and consumer complaints in Mainland China; our ability to hold certain business meetings has been limited; and negative media coverage has spread to include additional companies, including ours.

Government regulators frequently make inquiries into our business activities and investigate complaints from consumers and others regarding our business. Some of these inquiries and investigations in the past have resulted in the payment of fines by us or members of our sales force, interruption of sales activities, changes to aspects of our business model, and warnings. If government regulators determine in future inquiries or investigations that our operations or activities, or the activities of our sales force, are not in compliance with applicable regulations, we could face a range of outcomes, including substantial fines, extended interruptions of business, and termination of necessary licenses and permits, including our direct selling and other licenses, all of which could harm our business.

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

The government of Mainland China has adopted direct selling and anti-pyramiding regulations that impose significant restrictions and limitations on businesses in our industry. Most notably, the regulations prohibit multi-level compensation, which is the basis of how we compensate our sales force outside of Mainland China. The regulations also prohibit the recruitment of overseas personnel as direct sellers in Mainland China. They are subject to interpretation by regulators who exercise broad discretion in enforcement under applicable laws and regulations. We have structured our business model in Mainland China based on several factors: the guidance we have received from government officials, our interpretation of applicable regulations, our understanding of the practices of other international direct selling companies operating in Mainland China, and our understanding as to how regulators are interpreting and enforcing the regulations. The regulatory environment in Mainland China continues to be challenging and restrictive. From time to time, we evaluate potential changes to the structure of our sales compensation in Mainland China to address the evolving commercial environment and, as the need arises, the evolving regulatory environment. Any such changes could have a negative impact on our sales in that market.

Members of our sales force in Mainland China do not participate in our global sales compensation plan but are instead compensated according to a separate compensation model. We generally compensate our Sales Leaders in Mainland China at a level that is competitive with other direct selling companies in the market and comparable to the compensation of our Sales Leaders globally.

Other than our direct selling subsidiary, we also have a separate subsidiary in Mainland China that operates an independent cross-border e-commerce business, through which one of our U.S. subsidiaries can sell a limited selection of products to consumers in Mainland China for their personal consumption. Cross-border e-commerce is separated from the direct selling sales channel in Mainland China. Our Sales Leaders can contract with the China entity, promote this cross-border e-commerce platform to introduce consumers to place orders on this platform, and receive limited compensation in return. Through this entity, the U.S. subsidiary sells ageLOC Meta, ageLOC Youth and certain other overseas products, which are neither registered for retail sale in Mainland China nor registered specifically as direct selling products and, therefore, can only be sold to local consumers for their personal consumption, cannot be sold through the direct selling channel, and cannot be resold. We also plan to begin selling additional overseas products through this channel. Although we take measures (1) to maintain legal separation between our cross-border e-commerce entity and our direct selling entity; and (2) to ensure the products sold on our cross-border e-commerce platform are for consumers’ personal consumption only, our business in Mainland China could be negatively impacted if regulatory authorities elect to attribute these cross-border e-commerce sales activities and related product claims, or the accompanying actions of our sales force, to our direct selling business, and make a determination they are in violation of direct selling, customs or other applicable laws.

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

We face lengthy timelines with respect to product registrations in Mainland China. The process for obtaining product permits and licenses may require extended periods of time that may prevent us from launching new product initiatives in Mainland China on the same timelines as other markets around the world. For example, a vast majority of products marketed in Mainland China as “health foods” are subject to extensive laboratory and clinical analysis by government authorities, and with a few exceptions, the product registration process in Mainland China takes a minimum of two years and may be substantially longer. We market both “health foods” and “general foods” in Mainland China. There is some risk associated with the common practice in Mainland China of marketing a product as a “general food” without any health food claims while applying to the authorities for “health food” classification after localizing the product formula to meet applicable health food claims. If government officials feel the categorization of our products is inconsistent with product claims, form of delivery, ingredients or function, we could be prohibited or limited in marketing such products in Mainland China in their current form.

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

The outbreak of COVID-19 in 2020 and ensuing pandemic resulted in significant contraction of economies around the world and interrupted global supply chains as many governments issued stay-at-home orders to combat COVID-19. Government-imposed restrictions and public hesitance regarding in-person gatherings, travel and visiting public places reduced our sales force’s ability to hold sales meetings, resulted in cancellations of key sales leader events and incentive trips, and required us to temporarily close our walk-in and fulfillment locations in some markets where we had such properties. Our supply chain and logistics also incurred some interruptions and cost impacts, such as difficulties in obtaining some ingredients and in shipping products in some markets. All of these factors and other events related to COVID-19 negatively impacted our sales and operations, and similar adverse impacts could occur in the event of future epidemics or other crises.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

●	government actions could ban or severely restrict our sales compensation and business models;
●
civil unrest, political instability, or changes in diplomatic or trade relationships could disrupt our supply chain or other operations—for example, the ongoing conflict in Russia and Ukraine has caused distraction to our sales force;

●	less predictable or less developed legal systems in certain areas;
●	high inflation or currency instability in certain markets;
●	legal, tax, customs or other financial burdens imposed on us or our sales force, due, for example, to the structure of our operations in various markets;
●	a government authority could challenge the status of our sales force as independent contractors or impose employment or social taxes; and
●	currency remittance restrictions could limit our ability to repatriate cash.

It is unpredictable what impact, if any, changes in U.S. government leadership, trade policy, or enforcement priorities will have on the above risks. If actions by the United States or other jurisdictions cause any of the above risks to materialize, our financial position and results of operations could be negatively affected.

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

In 2025, approximately 74% of our sales occurred in markets outside of the United States and were denominated in each market’s respective local currency. Foreign-currency fluctuations affect our financial position and results of operations. We purchase inventory primarily in the United States in U.S. dollars. In preparing our financial statements, we translate revenue and expenses in our markets outside the United States from their local currencies into U.S. dollars using weighted-average exchange rates. If the U.S. dollar strengthens relative to local currencies, our reported revenue, gross profit and net income will likely be reduced. Foreign-currency fluctuations also cause losses and gains resulting from translation of foreign-currency-denominated balances on our balance sheet.

We also face the risk of currency controls. If foreign governments restrict transfers of cash out of their country and control exchange rates, we may be limited as to the timing and amount of cash we can repatriate and may not be able to repatriate cash at beneficial exchange rates, which could have a material adverse effect on our financial position, results of operations or cash flows. We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2025, we had $35.7 million in cash denominated in Chinese RMB, and our intercompany receivable with our Argentina subsidiary was $23.9 million.

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

Changes in customs regulations or tariff rates by the United States or other countries can affect our imports and exports, and further changes may occur at any time. Because tariff changes are difficult to predict, they may cause material short-term or long-term fluctuations in our costs. The current U.S. Administration has imposed new tariffs (some of which have been paused but could be resumed or expanded) and has indicated an intention to continue using tariffs aggressively as a policy tool. Increases in U.S. duties or tariffs have triggered, and may continue to trigger, retaliatory measures by other countries. Such developments could reduce the availability of certain raw materials, ingredients, components, and packaging material, raise the cost of our products and reduce customer demand, disrupt our supply chain, increase our customs duties and related expenses, pressure margins, or require price increases that could reduce demand.

We rely on Free Trade Agreements where available, but these agreements may be modified, suspended, or terminated, which could further increase our costs or otherwise harm our business. While we may attempt to mitigate tariff impacts by shifting sourcing or production to alternative locations, there is no guarantee these actions will be successful or fully offset the additional costs. Beyond duties and tariffs, other trade-related actions by the United States or foreign governments—such as restrictions on foreign investment, import bans, heightened regulatory or licensing requirements, or broader limitations on international trade—could adversely affect our operations. These actions are unpredictable and could materially harm global economic conditions and financial market stability, significantly reduce global trade, or restrict our access to suppliers or customers. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Human Capital Risks
If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

Our products are primarily marketed by our sales force, and we depend on them to generate virtually all of our revenue. Members of our sales force may terminate their relationship with us at any time, and like most direct selling companies, we experience high turnover among our sales force from year to year. Individuals who join our company to purchase our products for personal consumption or to pursue short-term income goals often participate for a limited time period or participate inconsistently. Sales Leaders who have committed time and effort to build a sales organization will generally stay for longer periods. To increase our revenue, we must increase the number of and/or the sales productivity of our sales force. We must also expand our outreach and outbound efforts to attract, connect and nurture new customers for a wider consumer base who purchase products and whom we can foster along a consumer journey to promote retention and higher lifetime value.

We have experienced fluctuations in Sales Leaders, Paid Affiliates and Customers in the past and will likely continue to experience such fluctuations in the future. For example, from December 31, 2024 to December 31, 2025, our Customers in South Korea declined 28% and our Sales Leaders in Mainland China declined 32%. If our business, products and initiatives do not drive growth and/or sales productivity in Sales Leaders, Paid Affiliates and Customers, our operating results could be further harmed.

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
●
general economic, business, public health and geopolitical conditions, including employment levels, employment trends such as the gig and sharing economies and affiliate marketing, and pandemics or other conditions that curtail person-to-person interactions;

●	changes in the policies of social media platforms and product marketplaces used to prospect or recruit potential consumers and sales force participants;
●	recruiting efforts of our competitors and changes in consumer-loyalty trends;
●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market;
●	growing competition in the gig economy and the influencer marketing space which may draw away potential product sellers, affiliates, and influencers;
●	our sales force’s increased use of social sharing channels, which may enable them to more easily engage their consumers and sales network in other opportunities;
●	lack of sufficient tools to create customer interest in our products and to manage and build a personalized business; and
●	our and our sales force’s ability to implement social commerce and other selling platforms that appeal to consumers.

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

The success of our business also depends on our key Sales Leaders. For the three months ended December 31, 2025, we had approximately 30,045 Sales Leaders. As of December 31, 2025, approximately 198 Sales Leaders occupied the highest levels under our global sales compensation plan, and in Mainland China approximately 60 key Sales Leaders were playing a significant role in managing, training and servicing our sales force in that market and driving sales. We rely on these Sales Leaders (or other sales force members that they train, collaborate with, support and service) for a substantial majority of our revenue. As a result, the loss of a high-level or key Sales Leader or a group of leading Sales Leaders, whether by their own choice or through disciplinary actions by us for violations of our policies and procedures, could negatively impact our growth and our revenue.

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

In addition, we and manufacturers in our supply chain acquire ingredients, components, products and packaging from third-party suppliers and manufacturers. The loss of any of these suppliers and any difficulties in finding or transitioning to alternative suppliers could harm our business. We obtain some products and ingredients from sole suppliers that own or control the product formulations, ingredients or other intellectual property rights associated with such products. We also license the right to distribute some of our products from third parties. In the event we are unable to maintain or renew our contracts with any of these suppliers, manufacturers or other third parties, we may need to discontinue some products or develop substitute products, which could harm our revenue. In addition, if we experience supply shortages, price increases or regulatory impediments with respect to the raw materials, ingredients, components or packaging we use for our products, we may need to seek alternative supplies or suppliers and may experience difficulties in finding replacements that are comparable in quality and price. For example, some of our products, including ageLOC Meta and ageLOC Youth (Youthspan or Y-Span in some markets), incorporate unique natural ingredients that may only be harvested once per year and/or may have limited global supplies. If demand exceeds forecasts, we may have difficulties in obtaining additional supplies to meet the excess demand until the next growing season. If we are unable to successfully respond to such issues, our business could be harmed.

The loss of or a disruption in our manufacturing, supply chain and distribution operations, or significant expenses or violations incurred by such operations, could adversely affect our business.

As a company engaged in manufacturing, distribution, and research and development on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, climate or environmental events, fires, floods, earthquakes, labor shortages, strikes and other labor or industrial disputes, disruptions in logistics or information systems, loss or impairment of key manufacturing or distribution sites, import and export restrictions or delays, product quality control, safety, licensing requirements and other regulatory or government issues, as well as natural disasters, pandemics, border disputes, global uncertainties, acts of terrorism, and other external or macroeconomic factors over which we have no control. For example, physical environmental events or changing weather patterns may affect facility operations, logistics, or the availability of certain products or ingredients, including by disrupting third-party manufacturers, logistics providers, utilities, or transportation infrastructure, and may contribute to volatility in energy, transportation, or insurance costs; the timing, severity, and location of any such impacts are uncertain. Certain impacts of physical risk may include temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain components; flooding and storms that damage or destroy our buildings, inventory or transportation channels; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. These risks may be heightened if we consolidate certain of our manufacturing, distribution, or supply facilities or if we are unable to successfully enhance our disaster recovery planning. These risks also increase as we continue acquiring manufacturing companies and thereby conduct more of our manufacturing in-house. The loss of, or disruption or damage to, any of our facilities or centers or those of our third-party manufacturers could have a material adverse effect on our business, reputation, results of operations and financial condition. Also, if we are unable to operate our owned manufacturing facilities at efficient utilization levels, including due to demand variability or capacity constraints, our manufacturing variance could increase and harm our business.

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

Prior to making a product generally available for purchase in a market, we often do one or more introductory offerings of the product, such as a preview of the product to our Sales Leaders or other product introduction or promotion. These offerings sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Customers, Paid Affiliates and Sales Leaders during the quarter and skew year-over-year and sequential comparisons. These offerings may also increase our product return rate. We have experienced, and may in the future experience, difficulty managing growth associated with these offerings which could increase the risk of improper sales force activities and related government and regulatory scrutiny.

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

As our sales force increases its use of social platforms to interact with customers, our business results could be adversely affected if our implementation of new platforms and processes to support our sales force is delayed. In addition, we are dependent on third parties for testing and delivery of portions of our information system platforms. Unanticipated changes or system failures by third parties could harm our ability to meet the expectations of our sales force and could result in harm to our revenue, reputation and sales force confidence in our systems.

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

Difficulties managing our entry or growth in certain markets could cause our business and operations to be harmed.

At times, we can experience significant growth in one or more of our markets. For example, during 2020 we experienced significant growth in some of the markets in the Americas and Europe. Growth can strain our operations and requires expansion of management, labor, technology capacity, and manufacturing capabilities. Failure to execute effectively could result in, among other things, product delays or shortages, decreases in product quality, service level challenges, operating mistakes and errors, inadequate customer service, inappropriate claims or promotions by our sales force, and governmental inquiries or investigations, all of which could harm our revenue and ability to generate sustained growth and result in unanticipated expenses. In addition, we need to continue to attract and develop qualified management personnel to sustain growth. If we are not able to successfully retain existing personnel and identify, hire and integrate new personnel, our business and growth prospects could be harmed.

In addition, as we expand into India and other markets in the future, our efforts might not be successful in driving growth. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may have difficulty attracting Brand Affiliates to our business opportunity due to our lack of name recognition, growing competition in the affiliate gig and sharing economies, or other reasons, and it may be difficult to find and retain qualified employees and vendors. We also might be unable to successfully navigate the risks inherent in international operations, such as differing legal and regulatory requirements that may apply to our products and/or operations, including those that pertain to privacy and data protection, direct selling, employment and intellectual property. If we do not successfully execute plans to enter new markets, these new markets may not generate growth and may be unprofitable, causing our business, financial condition or results of operations to be adversely affected.

System failures, capacity constraints and other information technology difficulties could harm our business.

Our business operations across global markets depend on a variety of interconnected technology systems, including websites, mobile applications, cloud services, data centers, databases, and networks. These systems support order processing, sales force and customer support, compensation calculations and payments, corporate and regional operations, and financial reporting. Ensuring their functionality and reliability is essential for maintaining our reputation, sustaining operations, and supporting our sales force and customer base.

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

The shift to cloud-based and outsourced solutions further heightens our reliance on third-party providers, including Worldpay for payment services, Amazon Web Services for core computing needs and Infosys Limited for managed services and digital channel operations. Disruptions in these partnerships or challenges in transitioning services could delay critical business processes and increase operational costs.

Our digital transformation efforts, though critical for our future growth, require significant investment and come with the risk of unforeseen challenges. For example, in 2018, we incurred substantial costs, including $49 million in asset impairments and $22 million in severance-related expenses, as we overhauled outdated technology systems. We have incurred additional asset impairments, most recently in the fourth quarter of 2024 when we wrote down $29.4 million of information technology assets. As we continue to re-architect legacy systems and roll out new tools, we face the possibility of further costs, delays, or disruptions.

Moreover, our growing business places additional demands on our technology infrastructure, particularly our e-commerce channels. Despite ongoing investments to expand and upgrade our systems, any inability to handle increased traffic or transaction volumes could impede order processing, impact customer satisfaction, and harm our financial performance.

In summary, our initiatives to evolve and enhance our technology systems involve considerable risks. Any failure to address these challenges effectively could disrupt our operations, erode stakeholder confidence, and adversely affect our financial results.

Any acquired companies or future acquisitions may expose us to additional risks.

We have acquired certain businesses, and we plan to continue to do so in the future as we encounter acquisition prospects that would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. At any particular time, we may be in various stages of assessment, discussion and/or negotiation regarding one or more potential acquisitions, divestitures, or investments, not all of which will be consummated. Acquisitions involve numerous risks and uncertainties, and some of our past acquisition targets have been in industries in which we lack operational or market experience. Our past acquisitions have entailed, and future acquisitions could entail, numerous risks, including:

●	difficulties in integrating acquired operations, employees or products;
●	difficulties and costs of imposing financial and operating controls on the acquired companies and their management;
●	potential loss of key employees, customers, suppliers or distributors from acquired businesses;
●	disruption to our direct selling channel;
●	diversion of management’s and other employees’ attention from our core business;
●	failure to achieve the strategic objectives of these acquisitions;
●	increased fixed costs;
●	financing structures that dilute the interests of our stockholders and/or result in an increase in our indebtedness;
●	failure of the acquired businesses to achieve projected results;
●
failure to accurately assess the value, strengths, weaknesses, operating characteristics or long-term profitability of an acquisition target, or to realize anticipated synergies or other expected benefits;

●	assumption of unexpected liabilities, including litigation risks or compliance issues not discovered during pre-acquisition diligence;
●	adverse effects on existing business relationships with our suppliers, sales force or consumers;
●	inability to protect intellectual property related to newly acquired technologies; and
●
risks associated with entering markets or industries in which we have limited or no prior experience, including limited expertise in running the business, developing the technology, and selling and servicing the products.

The expansion of our Rhyz business into new businesses has been viewed negatively by some of our Sales Leaders as some of these new companies sell products that are similar to those of our core business and are viewed as using our resources for non-core businesses. These perspectives of our Sales Leaders could have a material negative impact on the number or productivity of our Sales Leaders and result in a reduction in our revenue.

Our failure to successfully integrate an acquired business, adjust fixed costs sufficiently or timely, or manage the other risks described above could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates, consummate acquisitions on favorable terms or realize the anticipated benefits of an acquisition.

We may also make strategic divestitures from time to time. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer that may negatively impact profitability subsequent to any divestiture. We may also recognize impairment charges as a result of a divesture.

Product Legal and Regulatory Risks
Regulations governing our products, including the formulation, registration, pre-approval, marketing and sale of our products, could harm our business.

Our products are subject to extensive government regulation by numerous international, federal, provincial, state, and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can, and often do, have several impacts on our business, including but not limited to:

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
●
limitations on the claims we can make regarding our products—for example, restrictions on product claims vary from market to market, including with respect to Prysm iO, limiting our ability to market the products; and

●	product reformulations, or the recall or discontinuation of certain products that cannot be reformulated to comply with new regulations.

We have observed a general increase in regulatory activity and enforcement scrutiny in the United States and across many markets globally where we operate, and the regulatory landscape is becoming more complex with increasingly strict requirements. In particular, the requirements are impacting the ingredients we can include in our products, the accepted quantities of those ingredients, and the quality and characterization of the ingredients. In recent years, global regulators have become more restrictive regarding the accepted levels of active ingredients that we can use in our products, in some cases banning them outright. They have also become more restrictive regarding the permitted contaminant levels in ingredients and, in many cases, have forced complete removal of such contaminants. In certain cases, such as some pesticides which are virtually ubiquitous in nature, it has proven difficult to comply with the requirements. Further, many of the restrictions regarding ingredient quality are not directly applicable to our products, leaving the possibility that our interpretation of compliance may not match that of the enforcing authorities. Often there is a lack of an equivalent active ingredient present in the marketplace. In other cases, the removal or reduction of a technical ingredient, such as various types of parabens, leads to a significant change in the character of the product that may make it no longer desirable or safe to the consumer. If this trend in new regulations continues, we may find it necessary to alter some of the ways we have traditionally marketed our products to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

Many laws and regulations govern the registration, pre-market approval or other aspects of regulatory oversight of our products. For example, in the United States, some legislators and industry critics have pushed to increase the regulatory authority of the FDA over nutritional supplements. In 2011, the FDA proposed draft guidance to clarify the FDA’s interpretation of the dietary ingredient notification requirements, and in 2016, the FDA issued revised draft guidance that superseded the 2011 version. In April 2024, the FDA issued new draft guidance replacing and expanding on the 2016 revised guidance. This draft guidance is not yet final but indicates that the FDA is expanding its definition of what is considered a “new dietary ingredient.” While still in flux, if finalized substantially as proposed, this guidance could impose new and significant regulatory barriers for our nutritional supplement products or unique ingredients, which could delay or inhibit our ability to formulate, introduce and sell nutritional supplements as we have in the past.

Similarly, from time to time, efforts are made by some individuals or groups to repeal the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), the U.S. law that provides a separate body of regulations for dietary supplements as compared to drugs. Such a repeal would result in significant burdens for our product development, and the costs of running our business would increase significantly. We face similar pressures in our other markets, which continue to set restrictions on ingredients and their acceptable maximum levels, as well as on ingredient characterization, quality and levels. In Europe, for example, we are unable to market supplements that contain ingredients that were not marketed in Europe prior to May 1997 (“novel foods”) without going through an extensive registration and pre-market approval process.

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

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our spa devices and ageLOC Tru Face anti-aging skin care system. We intend to continue to use testimonials for our popular products, including weight management products and beauty products. In highly regulated and scrutinized product categories such as weight management, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us, and we could be fined and/or forced to alter our marketing materials. In addition, during 2023, the FTC sent notices of penalty offense to nearly 700 companies, including us, regarding the requirement of sufficient substantiation for product claims. Pursuant to the FTC’s “penalty offense authority,” companies that received the notice are expected to comply with the standards set in the FTC’s prior administrative cases on this topic, and they could incur significant civil penalties if the FTC were to determine that they or their representatives engaged in conduct inconsistent with those standards.

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

One of our strategies is to market unique and innovative products that allow our sales force to distinguish our products. As we pursue this strategy with our current and future device products, there is a risk that regulatory authorities in our markets could determine that these products must receive clearance or be registered as medical devices. Such a determination could restrict our ability to import or sell the product in such a market until registration or clearance is obtained. The process for obtaining such registrations and clearances could require us to provide documentation concerning product manufacturing and clinical utility; to make design, specification and manufacturing process modifications to meet standards imposed on medical device companies; and to modify our marketing claims regarding the registered product.

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

We have been, and regularly are, a party to litigation, government inquiries or investigations, audits or other legal matters. These legal proceedings have included, or could include, among other things, claims alleging violation of the federal securities laws or state corporate laws, or claims related to employment matters, contracts, intellectual property, consumer protection, fair-competition/anti-trust laws, our products, business opportunity or advertising, defamation, negligence, data breaches, privacy compliance, or other matters. Claims have been brought by regulators, investors, members of our sales force, consumers, employees, and other private parties and in some cases have been brought as class action lawsuits. In addition, as we have been more active during the past several years with acquisitions, divestments and other investment-related activities, we have had litigation and threats of litigation with parties involved in these transactions or businesses.

For example, we currently have ongoing litigation in Washington state in which the plaintiffs claim that various aspects of our 2018 brand affiliate agreement and policies and procedures are unconscionable and in violation of Washington consumer-protection and other laws. The trial court granted partial summary judgment as to some of the plaintiffs’ claims in October 2025, and we are currently appealing that decision. This matter could ultimately result in payment of damages, attorney fees and costs, as well as injunctive relief regarding our enforcement of certain sections of our brand affiliate agreement.

In general, litigation claims, regulatory actions or other legal matters are expensive and time-consuming and can result in settlements, adverse rulings or damages that could significantly affect financial results and the conduct of our business. It is not possible to predict the final resolution of any legal proceeding to which we may become party, and the impact of these matters on our business, results of operations and financial condition could be material.

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

As a U.S.-based company operating internationally, we must comply with applicable tax and customs laws in all jurisdictions where we conduct business. These include rules governing intercompany pricing and transactions among our corporate entities, as well as customs valuation and classification, income taxes, value-added taxes, withholding taxes, payroll taxes, and other relevant tax obligations. Tax and customs laws, along with related regulations, administrative practices, and interpretations, may change at any time—sometimes without notice—due to economic, political, or other external factors. Any changes in the law or in regulatory interpretations could significantly increase our tax or customs costs and raise our effective tax rate.

Because our subsidiaries operate in numerous jurisdictions with evolving tax rules and interpretations, determining and estimating our income tax provisions requires significant judgment. Our future effective tax rates may be influenced by a variety of factors, including intercompany transactions, shifts in business operations, acquisitions or divestitures, expansion into new markets, the amount and geographic distribution of our earnings, recognized losses, our ability to utilize tax benefits, foreign currency fluctuations, changes in our stock price, uncertain tax positions, state tax allocation and apportionment, and changes to deferred tax assets, liabilities, and related valuation allowances. Additionally, U.S. and foreign governments may implement new tax laws or negotiate tax treaties that further alter global tax frameworks, potentially having a material impact on our operating results and financial condition.

Government authorities may question our tax or customs positions or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

Although we strive to stay informed about and comply with all applicable tax and customs laws—including changes and differing interpretations—local authorities may still challenge our positions from time to time. We are routinely subject to audits, investigations, inquiries, and other tax or customs reviews by authorities worldwide involving income taxes, customs valuation and classification, transfer pricing, value-added taxes, withholding taxes, payroll taxes, and other relevant taxes.

The resolution of these matters can take years, and outcomes are uncertain; they may result in additional taxes or customs duties, including back payments, interest, and penalties. In our consolidated financial statements, we record reserves that we believe comply with U.S. GAAP and continually evaluate the likelihood of adverse outcomes to assess the adequacy of our accruals, adjusting them as necessary. Nevertheless, developments in these matters may require additional accruals and expenses, and the final outcome could differ materially from our estimates, potentially affecting our effective tax rate and overall tax or customs expense.

A decline in our business could adversely affect our financial position and liquidity, and our debt covenants could limit our ability to pursue transactions or other opportunities that could be beneficial to our business.

Any significant decline in our operating results could adversely affect our financial position and liquidity. Under the terms of our credit facility, we are required to maintain certain interest coverage and leverage ratios. In addition, our outstanding borrowings under our credit facility and related term loan impose debt service and amortization requirements. A significant deterioration in our results of operations, whether as a result of prevailing economic, financial and industry conditions, or other causes, could impact our ability to comply with our debt covenants and debt service and amortization obligations, which could result in an event of default under the terms of our credit facility. An event of default under our credit facility could result in an inability to access funding under the agreement and cause all outstanding amounts to become immediately due and payable, which would have a material adverse effect on our financial condition and liquidity. In addition, even if we do not default, our debt covenants could impose limitations on our ability to borrow additional funds in order to pursue transactions or other opportunities that could be beneficial to our business.

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

From time to time, we become aware of potential violations of our intellectual property rights. For example, we are aware of the use of and attempts to obtain trademark registrations for “Nu Skin” or phonetically similar marks and of some products that may infringe on our intellectual property related to the ageLOC LumiSpa device. To enforce and protect our intellectual property rights, we may initiate actions against third parties to protect our intellectual property, such as patent, copyright, and trademark infringement lawsuits or interference proceedings, and seek indemnification by contract or otherwise. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns, and we may ultimately fail to prevail on or recover on any indemnification or infringement claim. Litigation also puts our patents and trademarks at risk of being invalidated or interpreted narrowly and our patent and trademark applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may adversely affect our financial condition or diminish our investments in this area.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, consultants, scientific advisors and third parties. Our employees may leave the company to work for competitors. Our sales force members may seek other opportunities. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may be disclosed to, become known by or be independently developed by competitors. To the extent that our current or former employees, sales force, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and adversely affect our financial condition.

Data Security and Privacy Risks
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations, and the integrity of company, employee, sales force, customer or guest data, could expose us to litigation, liability, substantial negative financial consequences and harm to our reputation.

We collect, transmit and/or store large volumes of company, employee, sales force, customer and guest data, including payment card information, personally identifiable information, health-related data, biometric information and other sensitive personal information, for business purposes, including for transactional and promotional purposes, and our various information technology systems enter, process, summarize, report and transmit such data. The various mobile applications, connected beauty and wellness devices, and other connected tools that we have developed or are developing also collect data. The integrity and protection of this personal data is critical to our business.

We are subject to various security and privacy regulations in the markets where we do business, as well as requirements imposed by the payment card industry. For example, the General Data Protection Regulation, which went into effect in the European Union in 2018, imposes increased data protection regulations, the violation of which could result in fines of up to 4% of annual consolidated revenue. Many other U.S. states and foreign jurisdictions have similarly enacted security, privacy and data use transparency regulations. These include the California Consumer Privacy Act (“CCPA”) of 2020 (as amended by the California Privacy Rights Act (“CPRA”)) and the Washington My Heath My Data Act of 2023. As of 2025, more than a dozen U.S. states have enacted privacy statutes imposing requirements related to consumer rights, data minimization, sensitive data handling, profiling, and opt-out controls, and state enforcement and rulemaking activities continue to increase. Internationally, multiple jurisdictions continue to adopt or expand privacy frameworks, including India’s Digital Personal Data Protection Act, and laws and regulations granting rights to individuals to understand and control the use of their data. We anticipate that federal, state and international regulators will continue to enact legislation and issue new rules and regulations related to data governance and privacy. These laws may impose restrictions on our ability to gather and/or transfer personal data, provide individuals with additional rights around their personal data, and place downstream obligations on our Brand Affiliates or other business partners relating to their use of information we provide. Many jurisdictions, including California and Mainland China, have increased enforcement of laws and regulations that have recently taken effect. In addition, the FTC has taken an increasingly active approach to enforcing data privacy in the U.S. and has launched investigations and taken action against several large private companies over their data privacy practices in the past year. We believe these trends will continue.

In the United States, congressional committees have held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the federal government will adopt such a law and whether it would preempt state data privacy laws. Efforts have been made in recent years at the federal level to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use or otherwise control sensitive personal information. The prospect of new data privacy laws and ambiguity regarding the interpretation of new and existing laws has resulted in significant uncertainty and compliance costs and may require us to devote additional operational, legal, and technical resources to address evolving requirements.

In addition to laws specifically governing privacy and data security, in some cases, federal and state regulators and state attorneys general and administrative agencies have interpreted more general consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Plaintiffs’ counsels have also put forward a number of novel theories suing companies on the basis of their collection and use of information under existing privacy-adjacent laws. For example, there has been a recent increase in class action and individual litigation applying the provisions of the California Invasion of Privacy Act, enacted in 1967, to the use of common website technology (such as tracking pixels, session-replay tools, chat features, and other analytics or advertising technologies). Although we monitor regulatory developments in this area, laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions, and we may not be aware of every development that impacts our business. Any actual or perceived failure by us to comply with these requirements could subject us to significant penalties, lawsuits and negative publicity and require changes to our business practices. The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal information needed to provide our products and services, delay or impede the development of new products and services, or negatively impact the use of or demand for our products and services, any of which could harm our business. In particular, maintaining compliance with these and other evolving regulations and requirements around the world has required changes to our information system architecture and data transfer and data storage processes. For example, data privacy laws in Mainland China, the European Union and other jurisdictions place restrictions on the cross-border transmission of personal data, which could impede our ability to perform many business functions, including calculating and paying compensation to our sales force, absent significant changes to our information system architecture. In 2023, the European Union adopted a new adequacy decision for the E.U.-U.S. Data Privacy Framework, which provides a legal mechanism for certain cross-border transfers of personal data to the United States. However, activist groups have already indicated an intent to challenge this new framework. Because of these challenges, there is constant uncertainty regarding the legal basis for data transfers to the United States from the European Union. This may result in the eventual interruption of such transfers and therefore the interruption of business functions that rely on these transfers. Changing our information system architecture and data transfer and storage processes is difficult and expensive. Investigations by the regulators of data security or protection laws across jurisdictions could also result in the payment of fines, reputational harm and an inability to continue doing business in certain jurisdictions. Class actions or other private actions by affected individuals in some jurisdictions could also result in significant monetary or reputational damage.

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

●
Consumer health data regulations—In addition to state comprehensive privacy laws, several states (Washington, Nevada and Connecticut) have passed targeted legislation regulating “consumer health information,” generally defined as personal information linked or reasonably linkable to a consumer that identifies their past, present, or future physical or mental health status. This broad definition likely imposes restrictions on our ability to gather this data. These new laws appear to require additional privacy policies and specific consents from consumers; compliance with these new laws may require significant time and effort. If found to be in violation of these laws, we may face regulatory scrutiny and fines. The cost of assessing and bringing company practices into compliance with these new laws can be significant, and the risk of legal claims in the event of non-compliance is increasing. For example, Washington’s “My Health, My Data” law creates a private right of action for non-compliance.

●
Artificial intelligence (“AI”)—As we introduce AI technologies into new or existing offerings or back-office functions, it may result in new or expanded risks and liabilities due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, and data privacy and security risks, all of which could adversely affect our business, reputation and financial results. In addition, several U.S. and international jurisdictions have passed laws regulating the use of AI technologies. For example, the European Union’s Artificial Intelligence Act of 2024 has provided a regulatory landscape that private businesses will need to navigate with caution. The scale of penalties for non-compliance could be up to €35 million or 7% of global turnover. In the United States, the federal regulatory and policy environment for AI has also evolved, including through executive orders and agency guidance issued in 2025 that may affect expectations for AI governance, risk management, and procurement, and may increase compliance uncertainty and costs. We anticipate regulation in this area will increase, which may impact our ability to use AI technologies in new or existing offerings or back-office functions, and new regulations may require reconstruction of technologies already in use.

The unauthorized access, use, theft or destruction of our information systems or of data that is stored in our information systems or by third parties on our behalf could impact our reputation and brand and expose us to potential liability and loss of revenues.

A breached or compromised data system or the intentional, inadvertent or negligent release, misuse or disclosure of data could result in theft, loss, or fraudulent or unlawful use of company, employee, sales force, customer or guest data. Although we take measures to protect the security, integrity, accessibility and confidentiality of our data systems, we experience cyberattacks of varying degrees and types on a regular basis. Although we use best efforts to detect and investigate all cyberattacks and data security incidents, it may be difficult to determine the scope of impact. Our infrastructure may be vulnerable to these attacks, and in some cases it could take time to discover attacks and determine their impact. Our security measures may also be breached due to employee error or malfeasance, system errors or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose confidential information to gain access to our systems, our data, or our users’ or customers’ data including through phishing, social engineering, or other forms of impersonation. Any such breach or unauthorized access could result in the unauthorized disclosure, misuse or loss of sensitive information and lead to significant legal and financial exposure, regulatory inquiries or investigations, loss of confidence by our sales force and customers, disruption of our operations, damage to our reputation, and costs associated with remediating the incident. The cost of investigation and response, including providing required breach notification obligations to individuals, regulators, and other third parties, may be significant.  The risk of legal claims in the event of a security breach is increasing. We have elected to self-insure our cybersecurity risks, so we could be subject to the full amount of liability associated with any such claims, which could be substantial and may exceed our existing reserves and harm our business. A data breach could also lead to a lack of consumer trust and negatively affect our reputation. These risks are likely to increase as we continue to expand operations and process increasing amounts of personal information, proprietary data and sensitive data.

In addition, should a threat-actor successfully breach our systems to a significant extent, they could disable our systems or take our systems offline via ransomware, and such actions could stop or significantly impair our ability to conduct business, including processing orders and tracking and timely paying sales compensation to our sales force. As noted above, we have elected to self-insure these and other cybersecurity risks. Additionally, threat-actors regularly extort money from victims as a condition to returning the victim’s systems to operation and/or to not release stolen data to the public and we may incur significant costs and operational disruption in responding to such demands, even if systems are ultimately restored.

These risks are heightened as we implement new technologies, work with third-party providers, including providers of mobile and cloud technologies, and as our sales force uses social media, as our third-party providers and the social media platforms could be vulnerable to the same types of breaches and other risks. These risks also are heightened as a result of our recent restructurings, which affected several functions at our company, including our information technology and information security functions. Acquisition activity, which we have engaged in and which we plan to continue to engage in, may also heighten these risks, as the systems of the companies we acquire are not under our control prior to the acquisitions and it may take time to evaluate these systems and implement appropriate modifications to them.

The use of artificial intelligence could adversely affect our business, results of operations and reputation.

Artificial intelligence (“AI”), including generative AI, is rapidly evolving and is increasingly used across digital commerce and marketing ecosystems. We and our third-party service providers use, and may increasingly use, AI-enabled tools in business operations such as digital marketing and content creation, personalization and product recommendations, e-commerce and social selling tools, customer service, analytics, fraud prevention, and supply-chain and inventory planning. As AI-enabled commerce tools and recommendation engines become more prevalent, they may enable consumers to discover, evaluate and purchase products with less reliance on independent sales representatives, including through lower-cost or more automated channels. If these developments reduce the effectiveness of, or the need for, our sales force or require us to materially modify our business model, our sales, profitability and competitive position could be adversely affected. AI technologies may not always operate as intended, may produce inaccurate, discriminatory or misleading outputs, or may reflect bias or other deficiencies due to flawed design, insufficient or biased data sets, or other limitations. Disruptions, latency, or failures of AI-enabled systems—whether operated by us or by third parties—could impair our ability to serve our customers and sales force, negatively affect customer experiences, reduce sales, increase costs, or otherwise adversely affect our business.

Because our products are marketed in a highly regulated environment and our business model relies on our independent sales force and digital communications, including social and digital platforms, AI use may also increase compliance and reputational risk. For example, we are developing and may deploy machine-learning functionality in the Nu Skin Prysm iO mobile application to generate product recommendations, and we may also use generative AI to produce narrative explanations of how those recommendations could benefit a user based on our product information. Even if we design these tools to avoid making improper product or other claims, generative AI systems may produce outputs that are inaccurate or incomplete, or that include non-approved or non-compliant representations regarding our products, their efficacy or other matters. AI-generated content or AI-assisted communications created by us, our sales force, or third parties could inadvertently include inaccurate statements or unapproved representations regarding our products, their efficacy, or other matters, or could be disseminated rapidly through online platforms. Such outcomes may expose us to increased regulatory scrutiny, require additional monitoring and enforcement efforts, lead to litigation or investigations, and cause reputational harm and loss of confidence by our consumers or sales force.

AI may also amplify privacy, data protection and cybersecurity risks. AI-enabled tools involve the collection, use, sharing or processing of personal information, including inferences drawn from consumer or sales force activity. Laws and regulations governing privacy, cross-border data transfers, automated decision-making and use of personal information for AI-related purposes are evolving and may be interpreted inconsistently across jurisdictions. Compliance with such requirements may increase our costs, restrict our ability to use data in marketing and digital operations, or require changes to our practices. In addition, the increased adoption of AI technologies may intensify cybersecurity threats, including efforts to exploit vulnerabilities, exfiltrate data or misuse confidential information. If vendors, contractors, or service providers use AI tools in connection with services they provide to us, such use could increase the risk of inadvertent disclosure of proprietary or confidential information. Any of these events could result in regulatory investigations, fines, litigation, remediation costs, operational disruption or reputational damage.

Further, we rely on third-party providers for certain AI-enabled tools and infrastructure. If these providers fail to perform as anticipated, experience outages, reach quotas or capacity limits, become unavailable to provide services to us, change their terms, do not maintain adequate controls, or use data in ways that are inconsistent with applicable law or our expectations, we may not be able to achieve the intended benefits of AI adoption and could experience business disruption, increased costs, or legal and reputational harm. Finally, our ability to compete increasingly depends on delivering effective, compliant digital tools for customers and our independent sales force; if our AI-enabled initiatives do not perform as expected or we are unable to implement them in a timely and cost-effective manner relative to competitors, our revenue and margins could be adversely affected.

Sustainability Risks
Our business could be negatively impacted by corporate citizenship and sustainability matters.

There are increased and increasing expectations and focus from certain investors, sales force members, consumers, employees, regulators and other stakeholders concerning corporate citizenship and sustainability matters, including environmental, social and governance matters; packaging; responsible sourcing; and diversity, equity and inclusion matters. For example, the European Union’s Packaging and Packaging Waste Regulation, which was adopted in 2024, with some of its provisions becoming effective beginning in August 2026, regulates what kind of packaging can be placed on the EU market, as well as packaging waste management and prevention measures. Packaging not meeting the standards will no longer be allowed on the EU market. In addition, the European Union’s Batteries Regulation, adopted in 2023, establishes requirements governing the full lifecycle of batteries, including design, production, use and end-of-life management. Beginning in February 2027, portable batteries incorporated into appliances placed on the EU market must be readily removable and replaceable by the end-user, which may require product redesign, changes to materials or manufacturing processes, or other compliance measures.

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

Our Class A common stock closed at $18.56 per share on January 31, 2024 and closed at $10.61 per share on January 30, 2026. During this two-year period, our common stock traded as low as $5.32 per share and as high as $19.12 per share. Many factors, including some we may be unable to control, could cause the market price of our Class A common stock to fall. Some of these factors include:

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

Our company is exposed to a variety of evolving cybersecurity risks. We invest in our cybersecurity program to manage and mitigate these risks. On an annual basis, we utilize our Enterprise Risk Management (“ERM”) program to estimate our annual loss potential based on our defined control framework and its overall effectiveness. In conjunction with our ERM program, the cybersecurity program references the CIS Critical Security Controls and the NIST Cybersecurity Framework (CSF) to guide our organization’s risk identification and mitigation procedures. In addition, we undergo an annual third-party external PCI penetration test, as well as third-party attack-surface monitoring to understand our potential vulnerabilities, threat vectors, and additional impacts to critical assets and operations. Our cybersecurity team also performs procedures to identify risks that inform our annual security roadmap. We also periodically review our cybersecurity policies and require cybersecurity training for our employees.

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

We also maintain processes to perform a risk assessment of new third parties, inclusive of new third-party contracts, which provides an additional layer of oversight in identifying material risks associated with the use of particular external service providers.

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

ITEM 2.	PROPERTIES

Our principal properties consist of the following:

●	Offices—Our principal administrative offices are our corporate headquarters in Provo, Utah and our offices in Shanghai, China.

●	Distribution Centers—We distribute our products through distribution centers and warehouses in many of our markets, with our principal facilities being in Provo, Utah and Mainland China.

●	Research and Development Centers—We operate research and development centers in Provo, Utah and Shanghai, China.

●
Manufacturing Facilities—We operate manufacturing facilities in Mainland China, and two of our Rhyz companies (Manufacturing segment) operate manufacturing facilities in Provo, Utah, Draper, Utah and West Valley City, Utah.

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

Market Information and Holders

Our Class A common stock is listed on the New York Stock Exchange and trades under the symbol “NUS.” The approximate number of holders of record of our Class A common stock as of January 31, 2026 was 192. This number of holders of record does not represent the actual number of beneficial owners of shares of our Class A common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)
October 1 – 31, 2025	336,341	$10.85	336,341	$148.7
November 1 – 30, 2025	338,082	9.91	338,082	$145.3
December 1 – 31, 2025	296,745	10.17	296,745	$142.3
Total	971,168	$10.32	971,168

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions. The program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue the program at any time.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph shows the changes in value over the five-year period ended December 31, 2025 of an assumed $100 investment in our Class A common stock, the S&P SmallCap 600 Consumer Staples Index (the “SmallCap Index”) and the S&P 500 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nu Skin Enterprises, Inc., the S&P 500 Index, and the S&P SmallCap 600 Consumer Staples Index

Measured Period	Nu Skin	S&P 500 Index	S&P SmallCap 600 Consumer Staples Index
December 31, 2020	100.00	100.00	100.00
December 31, 2021	95.67	128.71	128.79
December 31, 2022	82.33	105.40	120.46
December 31, 2023	40.27	133.10	138.51
December 31, 2024	14.63	166.40	140.20
December 31, 2025	20.95	196.16	116.43

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

Business Overview

Our Products

Nu Skin Enterprises, Inc. develops and distributes a comprehensive line of premium-quality beauty and wellness solutions in nearly 50 markets worldwide. In 2025, our revenue of $1.5 billion was primarily generated by our two primary product categories: beauty products and wellness products. We operate in the direct selling channel, primarily utilizing person-to-person marketing to promote and sell our products, including through the use of social and digital platforms.

In addition to our core Nu Skin business, we also explore new areas of synergistic and adjacent growth through our strategic investment arm known as Rhyz Inc., which we formed in 2018. Our Rhyz businesses primarily consist of consumer, technology and manufacturing companies. In 2025, the Rhyz companies generated $223.6 million, or 15%, of our 2025 reported revenue (excluding sales to our core Nu Skin business). As discussed further in “Rhyz Companies,” below, in January 2025 we sold one of our Rhyz businesses that accounted for $69.6 million of our 2024 reported revenue. Our Rhyz companies enable us to optimize our cost of goods, improve lead times, diversify our revenue mix, and create synergies for our brands.

Our Global Operations

In 2025, we generated approximately 26% of our revenue from the United States (consisting of our Nu Skin United States and Rhyz businesses) and the remainder from our international markets. Given the size of our international operations, our results, as reported in U.S. dollars, are often impacted by foreign-currency fluctuations; in 2025, our revenue was negatively impacted 0.8% from foreign-currency fluctuations compared to 2024. Our results also can be impacted by global economic, political, demographic and business trends and conditions.

A Global Network of Customers, Paid Affiliates and Sales Leaders

As of December 31, 2025, we had 748,796 persons who purchased directly from the company during the previous three months (“Customers”). Our Customer numbers include members of our sales force who made such a purchase, including Paid Affiliates and those who qualify as Sales Leaders, but they do not include consumers who purchase directly from members of our sales force. We believe a significant majority of Customers purchase our products primarily for personal or family consumption but are not actively pursuing the opportunity to generate supplemental income by actively and consistently marketing and reselling products.

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

To enhance customer retention, we have developed product subscription and loyalty programs that provide incentives for consumers to commit to purchase a specific amount of product on a monthly basis. Several of our products are conducive to subscriptions. For example, Prysm iO and its accompanying mobile application are designed to generate subscription sales. All purchases under these programs are subject to our standard product payment and return policies. We believe these subscription and loyalty programs have improved consumer retention, have had a stabilizing impact on revenue and have helped generate recurring sales.

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

Sales Leader previews and other product introductions and promotions sometimes generate significant activity and a high level of purchasing, which can result in a higher-than-normal increase in revenue, Customers, Paid Affiliates and Sales Leaders during the quarter and skew year-over-year and sequential comparisons. We believe our product launch process attracts new Customers, Paid Affiliates and Sales Leaders to our business, increases consumer trial, and provides us with important marketing and forecasting information about our products. Please refer to Item 1A. Risk Factors for more information on risks related to our product launch process.

Income Statement Presentation

We report revenue in nine segments, and we translate revenue from each market’s local currency into U.S. dollars using weighted-average exchange rates. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue associated with a contract is recognized when we satisfy our performance obligations under the contract. We recognize revenue by transferring the promised products to the customer, with revenue primarily recognized at shipping point, the point in time the customer obtains control of the products. We recognize revenue for shipping and handling charges at the time the products are delivered to or picked up by the customer. In most markets, we offer a return policy that allows our sales force to return unopened and unused product for up to 30 days for a full refund, or 12 months subject to a 10% restocking fee. Reported revenue is net of returns, which have historically been less than 5% of annual revenue. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Cost of sales primarily consists of:

●	cost of products purchased from third-party vendors;
●	cost of self-manufactured products;
●	cost of adjustments to inventory carrying value;
●	cost of manufacturing and distribution occupancy cost;
●	labor cost associated with the manufacturing process;
●	freight cost of shipping products to our sales force and import duties for the products; and
●	royalties and related expenses for licensed technologies.

For markets other than Mainland China, in 2025, we sourced most of our beauty products and wellness products from trusted third-party suppliers and manufacturers. In Mainland China, we operate manufacturing facilities where we produce the majority of our beauty and wellness products sold in Mainland China. We also produce some products at these facilities that are exported to other markets. In addition, our Rhyz Manufacturing entities in the United States are producing some of our products. Cost of sales and gross profit, on a consolidated basis, may fluctuate as a result of changes in the ratio between self-manufactured products and products sourced from third-party vendors. In addition, because we purchase a significant amount of our goods in U.S. dollars and recognize revenue in local currencies, our gross margin is subject to exchange rate risks. Because our gross margins vary from product to product and due to higher pricing in some markets, changes in product mix and geographic revenue mix can impact our gross margin on a consolidated basis.

Selling expenses are our most significant expense and are classified as operating expenses. Selling expenses include sales commissions paid to our sales force, special incentives, costs for incentive trips, cost of sales force conventions and other rewards, as well as salaries, service fees, benefits, bonuses and other labor and unemployment expenses we pay to our sales force in Mainland China. The sales force conventions are held in various markets worldwide, which we generally expense in the period in which they are incurred. Because our various sales force conventions are not held during each fiscal year, or in the same period each year, their impact on our general and administrative expenses may vary from year to year and from quarter to quarter. For example, we currently plan to hold a global convention approximately every other year. We held our last in-person global convention in the third quarter of 2024, with an east event in South Korea and a west event in the United States, and we currently plan to hold our next in-person global convention in the third quarter of 2026. These conventions have significant expenses associated with them. Because we have not incurred expenses for these conventions during every fiscal year or in comparable interim periods, year-over-year comparisons have been impacted accordingly. Selling expenses do not include amounts we pay to our sales force based on their personal purchases; rather, such amounts are reflected as reductions to revenue. Our global sales compensation plan, which we employ in all our markets except Mainland China, is an important factor in our ability to attract and retain our Sales Leaders. Under our global sales compensation plan, Sales Leaders can earn “multi-level” compensation, where they earn commissions for product sales to their consumer groups as well as the product sales made through the sales network they have developed and trained. We do not pay commissions on business portfolios. Fluctuations occur in the amount of commissions paid as our numbers of Customers and Sales Leaders change from month to month, but the fluctuation in the overall payout as a percentage of revenue tends to be relatively small. Selling expenses as a percentage of revenue typically increase in connection with a significant product offering, due to growth in the number of Sales Leaders qualifying for increased sales compensation and promotional incentives. From time to time, we make modifications and enhancements to our global sales compensation plan in an effort to help motivate our sales force and develop leadership characteristics, which can have an impact on selling expenses.

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

Provision for income taxes depends on the statutory tax rates and the withholding taxes in each of the jurisdictions in which we operate. For example, statutory tax rates in 2025 were approximately 17% in Hong Kong, 20% in Taiwan, 21% in South Korea, 32% in Japan and 25% in Mainland China. We are subject to taxation in the United States at the statutory corporate federal tax rate of 21% in 2025, and we pay taxes in multiple states within the United States at various tax rates. Our overall effective tax rate was 18.3% for the year ended December 31, 2025.

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

Income Taxes. We account for income taxes in accordance with the Income Taxes Topic of the Financial Accounting Standards Codification. This Topic establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. We take an asset and liability approach for financial accounting and reporting of income taxes. We pay income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between Nu Skin affiliates around the world. Deferred tax assets and liabilities are created in this process. As of December 31, 2025, we had net deferred tax assets of $171.4 million. We net these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. These deferred tax assets assume sufficient future earnings will exist for their realization and are calculated using anticipated tax rates. In certain jurisdictions, valuation allowances have been recorded against the deferred tax assets specifically related to use of foreign tax credits for branch income, research and development credits, and net operating losses. The valuation allowance assessment requires estimates as to future operating results. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. The valuation allowance reduces the deferred tax assets to an amount that management determined is more-likely-than-not to be realized. When we determine that there is sufficient taxable income to utilize the foreign tax credits, research and development credits, or the net operating losses, the valuation allowances will be released. In the event we were to determine that we would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination was made.

We evaluate our indefinite reinvestment assertions with respect to foreign earnings for each period. Other than earnings we intend to reinvest indefinitely, we accrue for the U.S. federal and state income taxes applicable to the earnings. For all foreign earnings, we accrue the applicable foreign income taxes. We intend to utilize the offshore earnings to fund foreign investments, specifically capital expenditures. Undistributed earnings that we have indefinitely reinvested aggregate to $60.0 million as of December 31, 2025. If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

We operate in and file income tax returns in the U.S. and numerous foreign jurisdictions, which are subject to examination by tax authorities. Years open to examination contain matters that could be subject to differing interpretations of applicable tax laws and regulations related to the amount and/or timing of income, deductions, and tax credits. We account for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. In 2022, the IRS developed a new phase of CAP called “Bridge Plus.” Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized. We have been selected for the Bridge Plus phase each year since the 2022 tax year. As of December 31, 2025, all open tax years except 2021 and 2024 have been audited and are effectively closed to further examination. For the tax year 2021, we were in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the Bridge year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For the tax year 2024, the company has provided all required documentation to the IRS and is waiting for the IRS to issue their Full Acceptance Letter to indicate the audit is complete and the period is closed. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2022. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. We are currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

At December 31, 2025, we had $21.8 million in unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. In comparison, at December 31, 2024, we had $25.9 million in unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. We recognized an increase of approximately $1.8 million in interest and penalties expense during the year ended December 31, 2025 and $0.7 million in interest and penalties during the year ended December 31, 2024. We had approximately $15.5 million, $13.7 million and $13.0 million of accrued interest and penalties related to uncertain tax positions at December 31, 2025, 2024 and 2023, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

In 2021, as part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax (“Pillar Two”) of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. We did not have a tax impact related to Pillar Two in 2025 and based on current enacted legislation, we do not anticipate a material impact related to Pillar Two in 2026.

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

Intangible Assets. Acquired intangible assets may represent indefinite-lived assets, determinable-lived intangibles or goodwill. Of these, only the costs of determinable-lived intangibles are amortized to expense over their estimated life. The value of indefinite-lived intangible assets and residual goodwill is not amortized, but is tested at least annually for impairment. Our impairment testing for goodwill is performed separately from our impairment testing of indefinite-lived intangibles. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Our qualitative assessment considers factors including changes in the competitive market, budget-to-actual performance, trends in market capitalization for us and our peers, turnover in key management personnel and overall changes in the macroeconomic environment. If this qualitative assessment indicates it is more likely than not that the estimated fair value of the reporting unit exceeds its carrying value, no further analysis is required, and goodwill is not impaired.

If our qualitative assessments indicate that it is more likely than not that the estimated fair value is less than carrying value, we proceed to a quantitative impairment test which compare the estimated fair value of the reporting unit or indefinite-lived intangible asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value. Considerable management judgment and assumptions are used in our goodwill impairment assessment, including with respect to the estimated future cash flows, the earnings multiples used in the market approach, the discount rate used to discount such estimated future cash flows to their net present value and the reasonableness of the implied control premium relative to our market capitalization. Changes in these factors could materially increase or decrease the fair value of our reporting units and, accordingly, could result in a related impairment charge. Declines in our market capitalization or in our business performance could also result in a material impairment charge in a future period.

Our impairment evaluation for our indefinite-lived intangible assets consists of a qualitative assessment, similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required, and the asset is not impaired. Based on our qualitative tests, no impairments to our indefinite-lived intangible assets were recorded in 2025, 2024, or 2023.

Below is a summary of the results of our goodwill impairment assessments and other impairment assessments for 2025 and 2024. There were no goodwill impairments in 2023.

2025

We performed a qualitative impairment test on our Rhyz Other reporting unit which indicated it was more likely than not that the fair value exceeded the carrying value. We performed a quantitative impairment test on our Manufacturing reporting unit which indicated the fair value exceeded the carrying value. Therefore, no goodwill impairments were recorded.

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

2024

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

●
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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenue	100.0%	100.0%	100.0%
Cost of sales	30.6	31.8	31.1

Gross profit	69.4	68.2	68.9

Operating expenses:
Selling expenses	34.2	37.6	37.7
General and administrative expenses	29.1	27.7	27.8
Restructuring and impairment expenses	1.7	11.7	1.0

Total operating expenses	65.0	77.0	66.5

Operating income (loss)	4.4	(8.8)	2.4
Interest expense	0.9	1.5	1.3
Gain on sale	11.9	—	—
Other income (expense), net	(2.2)	0.2	0.2

Income (loss) before provision for income taxes	13.2	(10.1)	1.3
Provision (benefit) for income taxes	2.4	(1.6)	0.9

Net income (loss)	10.8%	(8.5)%	0.4%

2025 Compared to 2024

Overview

Revenue in 2025 decreased 14% to $1.49 billion from $1.73 billion in 2024. Our 2025 revenue was negatively impacted 0.8% from foreign-currency fluctuations. As of the end of the fourth quarter of 2025, Customers decreased 10%, Paid Affiliates decreased 11% and Sales Leaders decreased 19% compared to the prior year.

The year-over-year decrease in our 2025 revenue was primarily driven by the continued macroeconomic pressures we’ve been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we believe we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. Our priorities for 2025 were to focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, the initial limited previews of our Prysm iO intelligent wellness platform and the continued business expansion into India. We are continuing the launch process into 2026 with the consumer launch slated for the back half of the year. We currently anticipate approximately $30 million of revenue from sales of the Prysm iO device during 2026, with additional revenue anticipated from subscription sales derived from consumers’ use of the device. During the fourth quarter of 2025, we recognized nominal revenue from our India market pre-opening; we remain focused on the formal launch, which is anticipated in the second half of 2026.

Earnings per share in 2025 increased to $3.18 from $(2.95) in 2024. Our 2025 earnings per share benefited from the January 2025 sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible asset group impairment of $25.1 million in our Rhyz Other segment, a non-cash loss on equity investment of $28.1 million and the decline in revenue. Our 2024 earnings per share was negatively impacted by $202.4 million of restructuring and impairment charges, and an inventory write-off charge of $38.8 million.

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

The following table sets forth revenue for the years ended December 31, 2025 and 2024 for each of our reportable segments (U.S. dollars in thousands):

			Change	Constant Currency Change(1)
	Year Ended December 31,
	2025	2024
Nu Skin
Americas	$282,975	$322,516	(12.3)%	(6.2)%
Southeast Asia/Pacific	209,802	244,846	(14.3)%	(14.6)%
Mainland China	195,553	235,235	(16.9)%	(16.9)%
Japan	174,364	181,557	(4.0)%	(5.1)%
Europe & Africa	150,151	164,164	(8.5)%	(12.6)%
South Korea	130,216	163,706	(20.5)%	(17.1)%
Hong Kong/ Taiwan	117,378	130,610	(10.1)%	(11.9)%
Other	1,138	2,832	(59.8)%	(48.5)%
Total Nu Skin	1,261,577	1,445,466	(12.7)%	(11.8)%
Rhyz
Manufacturing	205,788	201,430	2.2%	2.2%
Rhyz Other	17,794	85,188	(79.1)%	(79.1)%
Total Rhyz	223,582	286,618	(22.0)%	(22.0)%
Total	$1,485,159	$1,732,084	(14.3)%	(13.5)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The table below sets forth segment contribution for the years ended December 31, 2025 and 2024 for each of our reportable segments (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 16 to the consolidated financial statements contained in this report.

	Year Ended December 31, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$282,975	$209,802	$195,553	$174,364	$150,151	$130,216	$117,378	$205,788	$17,794	$1,484,021
Cost of sales	73,198	51,044	34,631	36,067	38,947	26,402	19,892	163,707	4,697	448,585
Other segment items	149,289	111,983	115,367	89,325	88,571	66,355	60,314	34,268	43,690	759,162
Segment contribution	$60,488	$46,775	$45,555	$48,972	$22,633	$37,459	$37,172	$7,813	$(30,593)	$276,274
Segment contribution as a percentage of revenue	21.4%	22.3%	23.3%	28.1%	15.1%	28.8%	31.7%	3.8%	(171.9)%	18.6%

	Year Ended December 31, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Revenue	$322,516	$244,846	$235,235	$181,557	$164,164	$163,706	$130,610	$201,430	$85,188	$1,729,252
Cost of sales	83,461	64,950	44,059	36,852	42,766	33,600	24,932	164,145	14,532	509,297
Other segment items	171,338	134,666	145,086	93,907	100,389	79,360	70,989	35,825	116,465	948,025
Segment contribution	$67,717	$45,230	$46,090	$50,798	$21,009	$50,746	$34,689	$1,460	$(45,809)	$271,930
Segment contribution as a percentage of revenue	21.0%	18.5%	19.6%	28.0%	12.8%	31.0%	26.6%	0.7%	(53.8)%	15.7%

	Year Ended December 31,
	2025	2024	2023
Total Segment Revenue	$1,484,021	$1,729,252	$1,969,989
Core Nu Skin Adjustment	1,138	2,832	(858)
Total Revenue	$1,485,159	$1,732,084	$1,969,131

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business as of December 31, 2025 and 2024.

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

	Three Months Ended December 31,
	2025	2024	Change
Customers
Americas	225,527	227,556	(1)%
Southeast Asia/Pacific	74,300	82,956	(10)%
Mainland China	118,523	150,731	(21)%
Japan	104,439	110,069	(5)%
Europe & Africa	127,910	133,306	(4)%
South Korea	58,880	81,301	(28)%
Hong Kong/Taiwan	39,217	46,053	(15)%
Total	748,796	831,972	(10)%
Paid Affiliates
Americas	28,900	28,361	2%
Southeast Asia/Pacific	20,260	26,310	(23)%
Mainland China	18,922	22,125	(14)%
Japan	20,126	22,318	(10)%
Europe & Africa	14,918	16,860	(12)%
South Korea	16,341	17,939	(9)%
Hong Kong/Taiwan	9,844	10,961	(10)%
Total	129,311	144,874	(11)%
Sales Leaders
Americas	6,016	6,778	(11)%
Southeast Asia/Pacific	4,272	5,288	(19)%
Mainland China	6,065	8,969	(32)%
Japan	6,259	6,780	(8)%
Europe & Africa	2,722	3,343	(19)%
South Korea	2,547	3,343	(24)%
Hong Kong/Taiwan	2,164	2,411	(10)%
Total	30,045	36,912	(19)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets, while our Latin America markets grew year-over-year. Our North America markets continued to be challenged, where in November 2024 we introduced enhancements to the sales performance plan to address the macro environmental landscape. These enhancements have caused disruption as our sales force adapts to the changes. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 6.1% for fiscal year 2025.

In the second quarter of 2024, we launched our developing market strategy in Argentina, with a revised operating model with a focused product portfolio and modified business model that has enabled us to reach a broader demographic. During early 2025, we continued to roll out this strategy in additional Latin America markets. For 2025, our Latin America markets revenue increased from $57.8 million to $99.6 million, a 72.3% year-over-year increase; in addition, Latin America Customers increased 46%, Paid Affiliates increased 47%, and Sales Leaders increased 25%.

The year-over-year decrease in segment contribution for 2025 primarily reflects the decline in revenue, partially offset by an 0.8 percentage point decrease in selling expenses as a percentage of revenue.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for 2025 is partially attributable to slowing momentum from the general macroeconomic factors in the markets. In response to these challenges, in 2025 we began leveraging our learnings from the developing market strategy, including by launching products specifically aimed at expanding our customer base.

During the fourth quarter of 2025, we began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening anticipated in the back half of 2026. Our financial results and key performance indicators for this market, which are included in our Southeast Asia/Pacific segment in this report, were insignificant for 2025.

The year-over-year increase in segment contribution for 2025 is primarily attributable to a 2.2 percentage point increase to gross margin due to a shift in product mix, and a 1.3 percentage point decrease in selling expenses as a percentage of revenue primarily from a lower amount of local sales force incentives during the period as well as less qualifiers for the success trips.

Mainland China. Our Mainland China market continued to be challenged during 2025, with ongoing macroeconomic factors, the associated decrease in consumer spending and a continued shift of market consumer awareness and demand to online product marketplaces.

The decrease in segment contribution for 2025 primarily reflects the decline in revenue, partially offset by a 4.1 percentage point decrease in selling expenses as a percent of revenue and a 1.0 percentage point increase in gross margin. The salaries and service fees of our Sales Leaders in Mainland China are fixed until they are adjusted in a quarterly evaluation process. As a result, we have variations in our selling expenses as a percentage of revenue, particularly when there is a sequential change in revenue.

Japan. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders is partially attributable to consumer inflationary pressures which depressed spending.

The year-over-year decrease in segment contribution is primarily attributable to the decreased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. We introduced enhancements to the sales performance plan in Europe & Africa starting in March 2025. In addition, our 2025 reported revenue reflects benefits from favorable foreign currency fluctuations of 4.1%.

The year-over-year increase in segment contribution was primarily driven by a 2.3 percentage point decline in selling expenses as a percent of revenue for 2025, primarily from elevated sales force events costs in the prior year, partially offset by the decline in revenue.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the 2025. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 3.4% for 2025.

The year-over-year decline in segment contribution primarily reflects the decline in revenue, as well as a 3.7 percentage point increase in selling expenses associated with incremental cost pressure from the enhancements to the sales performance plan, which we introduced in this segment during the fourth quarter of 2024, partially offset by a $5.9 million decline in general and administrative expenses from cost savings realized from our 2023 restructuring plan.

Hong Kong/Taiwan. The decline in our Hong Kong/Taiwan segment for 2025 is attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. Our reported revenue reflects benefits from favorable foreign currency fluctuations of 1.8% for 2025.

The increase in segment contribution for 2025 was primarily driven by a 2.1 percentage point improvement in gross margin due to sales mix, a 1.9 percentage point decrease in selling expenses and a 1.1 percentage point decrease in general and administrative expenses, from our recent cost saving efforts, partially offset by the decline in revenue.

Manufacturing. Our Manufacturing segment revenue increased 2.2% for 2025.

The increase in segment contribution for 2025 is primarily from the revenue mix amongst our manufacturing entities as well as product mix, which resulted in more profitability for the year.

Rhyz Other.  The decrease in revenue of our Rhyz Other segment is primarily driven by the January 2, 2025 sale of Mavely. Mavely recognized $69.6 million of revenue in 2024. In addition, our BeautyBio entity continues to be challenged, with a 52.4% decline in revenue for 2025, as we continue to implement our strategy to minimize future losses and better position the brand.

Our Rhyz Other segment also includes LifeDNA, Inc. (“LifeDNA”), a DNA assessment and recommendation technology company. During 2025, LifeDNA revenue grew 188%, to $12.4 million. In addition, the profitability of LifeDNA has increased as part of the revenue growth, resulting in a 2025 operating margin of 7.7% compared to (30.8)% for the prior year period. We are currently evaluating strategic opportunities with LifeDNA, including potentially divesting it, to maximize our return on investment.

The increase in segment contribution is primarily from our cost saving efforts at BeautyBio, which had smaller losses for 2025.

Consolidated Results

Revenue

Revenue for the year ended December 31, 2025 decreased 14% to $1.49 billion, compared to $1.73 billion in the prior-year period. For a discussion and analysis of this decline in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue increased to 69.4% in 2025, compared to 68.2% in 2024. Gross profit as a percentage of revenue for our core Nu Skin business increased 3.1 percentage points to 77.4%. Our Nu Skin gross margin continues to benefit from our strategic portfolio optimization as well as a favorable product mix shift. Our gross margin was also impacted by the gross margin of our owned manufacturing entities, which as previously disclosed, is significantly lower than the gross margin of our core Nu Skin business. With the year-over-year growth within our Manufacturing segment, their revenue represented a higher proportion of our overall consolidated revenue for the year ended December 31, 2025 than in the prior-year. In the fourth quarter of 2024, we recorded an incremental inventory write-off charge of $38.8 million, $32.7 million of which was recorded within our core Nu Skin business, as we continued to accelerate and expand our product portfolio optimization.

Selling expenses

Selling expenses as a percentage of revenue decreased to 34.2% in 2025, compared to 37.6% for 2024. Our core Nu Skin business’s selling expense as a percentage of revenue decreased 1.6 percentage points to 40.3% for 2025, compared to 41.9% for 2024. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. Our 2025 core Nu Skin selling expenses decrease is partially attributable to our third quarter of 2024 global Nu Skin L!VE events, which drove approximately $10.2 million of incremental expenditures, that did not repeat in 2025. In addition, approximately 2.7 percentage points of the decline in selling expenses as a percentage of revenue in our consolidated results are attributable to the January 2, 2025 sale of Mavely.

General and administrative expenses

General and administrative expenses decreased to $432.1 million in 2025, compared to $479.0 million in 2024. The $46.9 million decrease primarily was from $15.3 million decrease in depreciation and amortization following our 2024 and first quarter of 2025 impairments, $13.8 million of 2024 expenses from Mavely, which was sold in the first quarter of 2025, $8.5 million contraction in labor expenses from our 2024 cost savings initiatives, and a decrease in promotional expenses in connection with our prior-year product launches. As a percentage of revenue, general and administrative increased 1.4 percentage points to 29.1% for 2025, compared to 27.7% for 2024.

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

2023 restructuring plan. In the fourth quarter of 2023, we adopted another strategic plan to focus resources on our global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.0 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. We have incurred all expected charges under the 2023 plan. During the fourth quarter of 2023, we incurred charges to be settled in cash of $10.0 million in severance charges. During 2024, we incurred charges to be settled in cash of $17.9 million in severance charges and $1.1 million of other associated cost, and non-cash charges of $36.6 million of fixed asset impairments and $2.2 million of other non-cash charges.

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

Interest expense

Interest expense decreased to $13.9 million for 2025, compared to $26.4 million in the prior-year period. The decrease in interest expense was primarily due to the debt payments made in the first quarter of 2025 using a portion of the proceeds from the Mavely sale. Our interest rate swap arrangements that we entered into in 2020 matured on July 31, 2025, at which time our effective interest rate increased.

Gain on sale of business

In January 2025, we completed the sale of our Mavely entity for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, we received $193.7 million of cash and equity interest with an estimated fair value of $6.1 million.  Following the finalization of net working capital, we received additional cash payments of $2.7 million and $1.7 million in the second and third quarter of 2025, respectively. In 2025, we recorded a pre-tax gain on disposition of $176.2 million.

Other income (expense), net

Other income (expense), net for 2025 was $(31.8) million, compared to $2.9 million in 2024. The decrease in other income for the year ended December 31, 2025 is primarily from a $28.1 million unrealized loss on investment. See Note 11 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss. In addition, for 2025 we had an incremental $4.4 million of foreign currency losses, primarily from our growth in Argentina, which currency is classified as highly inflationary.

Provision for income taxes

Provision (benefit) for income taxes increased to $36.0 million in 2025 from $(28.5) million in 2024. Our effective tax rate increased to 18.3% of pre-tax income in 2025 from 16.3% in 2024. Our effective tax rate for 2025 was impacted by $8.1 million of additional research and development credits determined creditable during the year, the sale of Mavely, the impairment of the BeautyBio asset group and the impairment of an equity investment. Our effective tax rate for 2024 was impacted by the 2024 goodwill impairment.

For 2026, we currently anticipate that our effective tax rate will be approximately 28-36%. Our actual 2026 effective tax rate could differ materially from this estimate. Our future effective tax rates could fluctuate significantly, being affected by numerous factors, such as intercompany transactions, changes in our business operations, foreign audits, increases in uncertain tax positions, acquisitions, entry into new markets, the amount of our foreign earnings, including earnings being lower than anticipated in jurisdictions where we have a lower statutory rate and higher than anticipated in jurisdictions where we have a higher statutory rate, losses incurred in jurisdictions, the inability to realize tax benefits, withholding taxes, changes in foreign currency exchange rates, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation.

On July 4, 2025, U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Company’s effective tax rate.

Net income (loss)

As a result of the foregoing factors, net income (loss) in 2025 increased to $160.2 million, compared to $(146.6) million in 2024.

2024 Compared to 2023

For a comparison of our operating results for 2024 compared to 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 49 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on February 14, 2025.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, debt repayment and the development of operations in new markets. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. We generated $80.3 million in cash from operations during 2025, compared to $111.7 million in cash from operations during 2024. The decrease in cash flow from operations primarily reflects cash payments made in the first quarter of 2025 related to expenses accrued as of year-end, which included restructuring and other accrued expenses as well as an increase in prepaid taxes primarily associated with estimated payments related to the Mavely sale.

As of December 31, 2025, cash and cash equivalents, including current investments, were $239.8 million compared to $198.0 million as of December 31, 2024. The increase was primarily driven by the proceeds from the sale of Mavely and cash generated from operations as described above, partially offset by $170.0 million in net debt payments, which was comprised of $135.0 million toward our term loan and $35.0 million toward our revolving credit facility, $34.3 million capital expenditures, and $20.0 million in share repurchases.  Working capital as of December 31, 2025 was $284.0 million compared to $242.0 million as of December 31, 2024. Our increase in working capital is primarily attributable to the increase in cash as discussed above.

Cash requirements. For 2026, we currently expect that our material cash requirements will include the following:

●
Cash requirements for operating activities. Our operating expenses typically total approximately 85%-90% of our revenue, with compensation to our sales force constituting 40%-43% of our core Nu Skin revenue. These compensation expenses consist primarily of commission payments, which we generally pay to our sales force within approximately one to two months of the sale. Inventory purchases have historically constituted approximately 15%-20% of our revenue. On average, we purchase our inventory approximately three to six months prior to sale. While our actual cash usage may vary based on the timing of payments, we currently expect these approximate percentages and payment practices to continue in 2026. In addition, we expect our 2026 lease payments will be approximately $23.5 million.

●	Cash requirements for investing activities. As discussed in more detail below, our capital expenditures are expected to be $40-60 million for 2026.
●
Cash requirements for financing activities. In 2025 we are obligated to make a total of $20.0 million in quarterly principal payments plus the associated interest on our term loan. We also anticipate paying quarterly cash dividends throughout 2026, approximating $3 million per quarter depending on the number of shares outstanding as of record date. Additional details about our dividends and term loan are provided below.

For 2026 and onward, we currently expect the above material cash requirements will remain. See Note 7 and Note 8 to the consolidated financial statements contained in this report for our future cash requirements related to our debt principal repayment and our maturities of lease liabilities.

We intend to fund the aforementioned cash requirements with our cash from operations and draw on our revolving credit facility, as needed, to address any short-term funding requirements.

Capital expenditures. Capital expenditures in 2025 totaled $34.3 million. As with 2025, we expect that the capital expenditures in 2026 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $40-60 million for 2026.

Credit Agreement. On June 14, 2022, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The Credit Agreement provides for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the previous credit agreement. Both facilities bear interest at the Secured Overnight Financing Rate (“SOFR”), plus a margin based on our consolidated leverage ratio. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the Credit Agreement, with the remainder payable at final maturity. As of December 31, 2025 and 2024, we had $0 and $35.0 million of outstanding borrowings under our revolving credit facility, and $225.0 million and $360.0 million on our term loan facility. The carrying value of the debt also reflects debt issuance costs of $0.8 million and $1.4 million as of December 31, 2025 and 2024, respectively, related to the Credit Agreement. The Credit Agreement requires us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2025, we were in compliance with all debt covenants under the Credit Agreement. We are planning to refinance our Credit Agreement during the first half of 2026; however, no assurance can be given that we will be able to complete such refinancing on favorable terms, or at all.

Derivative instruments. During the third quarter of 2025, we had four interest rate swaps mature, with a total notional principal amount of $200 million. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During 2025, we repurchased 2.0 million shares of our Class A common stock under the plan for $20.0 million. As of December 31, 2025, $142.3 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February, May, August and November 2025, our board of directors declared quarterly cash dividends of $0.06 per share. The quarterly cash dividends of $3.0 million, $3.0 million, $3.0 million, and $2.9 million were paid on March 5, 2025, June 11, 2025, September 10, 2025 and December 10, 2025 to stockholders of record on February 24, 2025, May 30, 2025, August 29, 2025 and November 28, 2025, respectively. In February 2026, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on March 11, 2026 to stockholders of record on February 27, 2026. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of December 31, 2025 and 2024, we held $239.8 million and $198.0 million, respectively, in cash and cash equivalents, including current investments. These amounts include $170.7 million and $154.1 million as of December 31, 2025 and 2024, respectively, held in our operations outside of the United States. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the United States through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of December 31, 2025 and 2024, we had $35.7 million and $27.4 million, respectively, in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of December 31, 2025 and 2024, we had $23.9 million and $22.4 million, respectively, in intercompany receivable with our Argentina subsidiary. We also have intercompany loan arrangements with some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100%, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of December 31, 2025, our Argentina subsidiary had a small net peso monetary position. Net sales of Argentina were less than 4% of our consolidated net sales for 2025, 2024 and 2023.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of December 31, 2025, and 2024, we did not hold non-designated mark-to-market forward derivative contracts to hedge foreign-denominated intercompany positions or third-party foreign debt. As of December 31, 2025 and 2024, we did not hold any forward contracts designated as foreign-currency cash flow hedges.  We continue to evaluate our foreign currency hedging policy.

Following are the weighted-average currency exchange rates of U.S. $1 into local currency for each of our international or foreign markets in which revenue exceeded U.S. $5.0 million for at least one of the quarters listed:

	2025				2024
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Argentina	1,437	1,331	1,147	1,056	1,001	948.8	888.9	821.9
Australia	1.5	1.5	1.6	1.6	1.5	1.5	1.5	1.5
Canada	1.4	1.4	1.4	1.4	1.4	1.4	1.4	1.3
Eurozone countries	0.9	0.9	0.9	1.0	0.9	0.9	0.9	0.9
Hong Kong	7.8	7.8	7.8	7.8	7.8	7.8	7.8	7.8
Indonesia	16,662	16,374	16,511	16,336	15,839	15,805	16,167	15,664
Japan	154.1	147.5	144.5	152.4	152.4	148.8	156.0	148.5
Mainland China	7.1	7.2	7.2	7.3	7.2	7.2	7.2	7.2
Malaysia	4.2	4.2	4.3	4.4	4.4	4.5	4.7	4.7
Mexico	18.3	18.6	19.5	20.4	20.1	18.9	17.3	17.0
Singapore	1.3	1.3	1.3	1.3	1.3	1.3	1.4	1.3
South Korea	1,449	1,387	1,398	1,453	1,399	1,352	1,372	1,330
Taiwan	31.1	30.0	31.0	32.9	32.4	32.2	32.4	31.5
Vietnam	26,339	26,278	25,963	25,416	25,282	25,046	25,363	24,568

Interest Rate Risk

We are exposed to risks related to fluctuations in interest rates on our outstanding variable rate debt. As of December 31, 2025, we had $224.2 million outstanding on the term loan, net of unamortized debt issuance cost and outstanding borrowings on our revolving credit facility. Our four interest rate swaps ended in the third quarter of 2025. As a result, the total variable debt of $224.2 million was exposed to market risks as of December 31, 2025. A hypothetical one percentage point increase (decrease) in interest rates on our variable rate debt would increase (decrease) our annual interest expense by approximately $2.2 million.

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

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets
(U.S. dollars in thousands)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$238,630	$186,883
Current investments	1,211	11,111
Accounts receivable, net	39,544	50,784
Inventories, net	178,643	190,242
Prepaid expenses and other	89,670	72,643
Current assets held for sale	—	26,936
Total current assets	547,698	538,599

Property and equipment, net	377,168	379,595
Operating lease right-of-use assets	74,021	72,605
Goodwill	83,625	83,625
Other intangible assets, net	42,614	74,278
Other assets	280,187	298,008
Long-term assets held for sale	—	22,204
Total assets	$1,405,313	$1,468,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,183	$34,880
Accrued expenses	217,551	217,808
Current portion of long-term debt	20,000	30,000
Current liabilities held for sale	—	13,919
Total current liabilities	263,734	296,607

Operating lease liabilities	57,640	58,439
Long-term debt	204,187	363,613
Other liabilities	74,512	97,475
Long-term liabilities held for sale	—	1,325
Total liabilities	600,073	817,459

Commitments and contingencies (Notes 8 and 17)

Stockholders’ equity
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	635,994	627,787
Treasury stock, at cost – 42.4 million and 40.8 million shares	(1,575,059)	(1,563,614)
Accumulated other comprehensive loss	(116,105)	(124,758)
Retained earnings	1,860,319	1,711,949
Total stockholders’ equity	805,240	651,455
Total liabilities and stockholders’ equity	$1,405,313	$1,468,914

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income
(U.S. dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,485,159	$1,732,084	$1,969,131
Cost of sales	453,761	550,233	611,850
Gross profit	1,031,398	1,181,851	1,357,281

Operating expenses:
Selling expenses	508,380	652,039	742,365
General and administrative expenses	432,141	479,037	546,858
Restructuring and impairment expenses	25,114	202,360	19,790
Total operating expenses	965,635	1,333,436	1,309,013

Operating income (loss)	65,763	(151,585)	48,268
Interest expense	13,948	26,409	25,560
Gain on sale	176,162	—	—
Other income (expense), net	(31,780)	2,943	3,870

Income (loss) before provision for income taxes	196,197	(175,051)	26,578
Provision (benefit) for income taxes	35,993	(28,457)	17,983

Net income (loss)	$160,204	$(146,594)	$8,595

Net income (loss) per share:
Basic	$3.25	$(2.95)	$0.17
Diluted	$3.18	$(2.95)	$0.17

Weighted-average common shares outstanding (000s):
Basic	49,293	49,662	49,711
Diluted	50,301	49,662	49,860

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income
(U.S. dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$160,204	$(146,594)	$8,595
Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $(2), $406, and $(626), respectively	12,343	(18,497)	(7,973)
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $(51), $(497) and $(629), respectively	185	1,800	2,281
Less: Reclassification adjustment for realized losses/(gains) in current earnings on cash flow hedges, net of taxes of $1,069, $2,223, and $2,154, respectively	(3,875)	(8,055)	(7,805)
	8,653	(24,752)	(13,497)
Comprehensive income (loss)	$168,857	$(171,346)	$(4,902)

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity
(U.S. dollars in thousands)

	Class A Common Stock	Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2023	$91	$613,278	$(1,569,061)	$(86,509)	$1,939,497	$897,296

Net income	—	—	—	—	8,595	8,595
Other comprehensive loss, net of tax	—	—	—	(13,497)	—	(13,497)
Repurchase of Class A common stock (Note 9)	—	—	(13,011)	—	—	(13,011)
Exercise of employee stock options (0.5 million shares)/vesting of stock awards	—	(7,071)	11,632	—	—	4,561
Stock-based compensation	—	15,646	—	—	—	15,646
Cash dividends	—	—	—	—	(77,622)	(77,622)
Balance at December 31, 2023	$91	$621,853	$(1,570,440)	$(100,006)	$1,870,470	$821,968

Net income (loss)	—	—	—	—	(146,594)	(146,594)
Other comprehensive loss, net of tax	—	—	—	(24,752)	—	(24,752)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	—	(8,889)	6,826	—	—	(2,063)
Stock-based compensation	—	14,823	—	—	—	14,823
Cash dividends	—	—	—	—	(11,927)	(11,927)
Balance at December 31, 2024	$91	$627,787	$(1,563,614)	$(124,758)	$1,711,949	$651,455

Net income	—	—	—	—	160,204	160,204
Other comprehensive income, net of tax	—	—	—	8,653	—	8,653
Repurchase of Class A common stock (Note 9)	—	—	(20,040)	—	—	(20,040)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	—	(10,507)	8,595	—	—	(1,912)
Stock-based compensation	—	18,714	—	—	—	18,714
Cash dividends	—	—	—	—	(11,834)	(11,834)
Balance at December 31, 2025	$91	$635,994	$(1,575,059)	$(116,105)	$1,860,319	$805,240

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(U.S. dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$160,204	$(146,594)	$8,595
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(176,162)	—	—
Depreciation and amortization	52,261	69,810	70,923
Non-cash lease expense	26,227	26,600	33,321
Stock-based compensation	24,105	14,823	15,646
Inventory write-down	3,807	48,221	88,108
Foreign currency losses	6,092	1,709	1,039
(Gain) loss on disposal of assets	160	(84)	780
Impairment of fixed assets, goodwill and other intangibles	25,114	181,069	—
Unrealized losses on equity investments	28,077	—	—
Deferred taxes	20	(55,477)	(18,090)
Changes in operating assets and liabilities:
Accounts receivable, net	10,055	(7,763)	(22,679)
Inventories, net	11,887	30,318	(13,222)
Prepaid expenses and other	(20,415)	579	6,359
Other assets	(8,577)	(1,054)	45
Accounts payable	(9,112)	(7,294)	(10,083)
Accrued expenses	(54,315)	(27,582)	(37,701)
Other liabilities	858	(15,539)	(4,402)
Net cash provided by operating activities	80,286	111,742	118,639

Cash flows from investing activities:
Purchases of property and equipment	(34,277)	(41,583)	(58,490)
Proceeds on investment sales	10,214	18,378	18,147
Purchases of investments	—	(14,757)	(16,883)
Acquisitions (net of cash acquired)	—	—	(77,275)
Proceeds from sale of business, net	193,725	—	—
Other, net	1,000	—	—
Net cash provided by (used in) investing activities	170,662	(37,962)	(134,501)

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(1,912)	(2,063)	4,561
Payment of cash dividends	(11,834)	(11,927)	(77,622)
Repurchase of shares of common stock	(20,040)	—	(13,011)
Finance lease principal payments	(2,238)	(2,886)	(3,198)
Contingent consideration payments	—	(6,300)	—
Payments on debt	(225,000)	(125,000)	(10,000)
Proceeds from debt	55,000	15,000	110,000
Other, net	3,620	—	—
Net cash (used in) provided by financing activities	(202,404)	(133,176)	10,730

Effect of exchange rate changes on cash	3,203	(9,778)	(3,536)

Net increase (decrease) in cash and cash equivalents	51,747	(69,174)	(8,668)

Cash and cash equivalents, beginning of period	186,883	256,057	264,725

Cash and cash equivalents, end of period	$238,630	$186,883	$256,057

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit. Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Mainland China; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz Other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”). During the fourth quarter of 2025, the Company began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening anticipated in the back half of 2026. This market’s financial results, which are included in the Southeast Asia/Pacific segment in this report, were insignificant for 2025.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current presentation. The Company reclassified $25.6 million of interest expense from other income (expense), net to the interest expense line on the consolidated statement of income for the fiscal year 2023. The reclassification had no impact on net income for fiscal year 2023.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.

Accounts receivable

Accounts receivable represents amounts owed to us through our operating activities and are presented net of allowance for credit losses. Accounts receivable for core Nu Skin consists primarily of credit card receivables, while accounts receivable for our Rhyz businesses consists primarily of trade receivables from customer sales. For the Company’s trade receivables from its Rhyz customers, the Company performs ongoing credit evaluations of its customers and maintains an allowance for expected credit losses. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.

Inventories

Inventories consist primarily of raw materials for the production of finished goods or merchandise purchased for resale and are stated at the lower of standard cost or net realizable value, using a standard cost method which approximates the first-in, first-out method. The Company records reserves on inventory that is damaged, expired, excess and slow-moving to cost of sales to establish a lower cost basis for that inventory. The Company had reserves of its inventory carrying value totaling $58.0 million and $84.0 million as of December 31, 2025 and 2024, respectively.

Inventories consist of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Raw materials	$94,944	$121,929
Finished goods	83,699	68,313
Total inventory, net	$178,643	$190,242

Reserves of inventories consist of the following (U.S. dollars in thousands):

	2025	2024	2023
Beginning balance	$84,006	$83,378	$37,267
Additions (1)	3,807	48,211	88,108
Disposals	(29,855)	(47,583)	(41,997)
Ending balance	$57,958	$84,006	$83,378

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

Prepaid expense and other

Prepaid expenses and other consist of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Deferred charges	$5,611	$6,023
Prepaid income tax	23,639	11,532
Prepaid inventory and import costs	4,956	4,931
Prepaid rent, insurance and other occupancy costs	3,188	3,597
Prepaid promotion and event cost	4,669	5,818
Prepaid other taxes	18,683	3,237
Derivative financial instruments	—	4,708
Prepaid software license	13,688	15,118
Deposits	2,122	3,960
Other	13,114	13,719
Total prepaid expense and other	$89,670	$72,643

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

The Company may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. The qualitative approach for potential impairment analysis is performed by evaluating a number of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit was less than its carrying amount. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative assessment.

The quantitative approach for potential impairment analysis is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a combination of the income approach (which is based on a discounted cash flow model) and the market approach. Management’s cash flow projections include significant judgments and assumptions, including the amount and timing of expected cash flows, long-term growth rates, and discount rates. The cash flows used in the discounted cash flow model are based on the Company’s best estimate of future revenues, gross margins, and adjusted after-tax earnings. If any of these assumptions are incorrect, it will impact the estimated fair value of a reporting unit. The market approach also requires management judgment in selecting comparable companies, business acquisitions and the transaction values observed and its related control premiums.

In the fourth quarter of 2025, the carrying amount of goodwill at the date of the most recent annual impairment evaluation for the Manufacturing and Rhyz Other reporting unit was $78.9 million and $4.7 million, respectively. The Company performed a quantitative (step one) goodwill impairment analysis for its Manufacturing reporting unit which indicated its fair value exceeded its carrying values and thus, was not deemed impaired. The Company performed a qualitative impairment analysis for its Rhyz Other reporting unit which indicated it was more likely than not that its fair value exceeded its carrying value.

The impairment evaluation for indefinite-lived intangible assets consists of a qualitative assessment, similar to that for goodwill. If the qualitative assessment indicates it is more likely than not that the estimated fair value of an indefinite-lived intangible asset exceeds its carrying value, no further analysis is required, and the asset is not impaired.

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

Other assets

Other assets consist of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Deferred taxes	$171,717	$174,249
Deposits for noncancelable operating leases	11,990	5,167
Cash surrender value for life insurance policies	48,410	44,091
Finance lease, right-of-use asset, net	7,686	9,541
Equity investments	14,311	35,726
Long-term investments	4,434	3,864
Other	21,639	25,370
Total other assets	$280,187	$298,008

Accrued expenses

Accrued expenses consist of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Accrued sales force commissions and other payments	$59,509	$68,431
Accrued income taxes	7,349	—
Accrued other taxes	16,990	22,140
Accrued payroll and other employee expenses	25,081	28,774
Accrued payable to vendors	13,802	18,667
Short-term operating lease liability	18,440	17,922
Short-term liability for deferred compensation plan	3,436	4,419
Accrued royalties	548	574
Sales return reserve	2,295	5,548
Deferred revenue	12,737	15,688
Reserve for other tax liabilities	21,865	—
Other	35,499	35,645
Total accrued expenses	$217,551	$217,808

Other liabilities

Other liabilities consist of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Deferred tax liabilities	$310	$345
Reserve for other tax liabilities	15,428	39,521
Liability for deferred compensation plan	41,423	38,568
Finance lease liabilities	6,346	8,251
Asset retirement obligation	3,873	3,312
Other	7,132	7,478
Total other liabilities	$74,512	$97,475

Revenue recognition

Net sales include products and shipping and handling charges, net of estimates for product returns and any related sales incentives. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products. All revenue is recognized when we satisfy our performance obligations under the contract. The Company recognizes revenue by transferring the promised products to the customer, with revenue primarily recognized at shipping point, the point in time the customer obtains control of the products. The Company accounts for shipping and handling activities after control of a product is transferred to a customer as fulfillment costs and not as a separate performance obligation. A reserve for product returns is accrued based on historical experience totaling $2.3 million and $5.5 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded sales returns of $25.5 million, $36.7 million and $34.7 million, respectively. The majority of the Company’s contracts have a single performance obligation and are short term in nature. As a practical expedient, the Company has elected not to disclose the value of unsatisfied performance obligations for contracts with an expected length of less than one year. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales.

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities was $7.2 million and $7.8 million as of December 31, 2025, and 2024, respectively. The contract liabilities impact to revenue for the years ended December 31, 2025, 2024 and 2023 was an increase of $0.6 million, $4.8 million and $6.1 million, respectively.

Disaggregation of Revenue

Please refer to Note 16 - Segment Information for revenue by segment and product line.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, which are immaterial to the current and prior period financial statements, the Company allocates revenues to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers for individual products sales to customers.

Shipping and handling costs

Shipping and handling costs are recorded as cost of sales and are expensed as incurred.

Advertising expenses

Advertising costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income. Advertising expense incurred for the years ended December 31, 2025, 2024 and 2023 totaled $19.0 million, $17.4 million and $18.0 million, respectively.

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

Research and development

Research and development costs are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of income and totaled $10.8 million, $13.0 million and $22.6 million in 2025, 2024 and 2023, respectively.

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

Uncertain tax positions

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, we entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). Under the CAP program, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. In 2022 the IRS developed a new phase called “Bridge Plus.” Under Bridge Plus the taxpayer is required to provide book-to-tax reconciliations, credit utilization and other supporting documentation shortly after their audited financial statement is finalized. The Company has been selected for the Bridge Plus phase each year since the 2022 tax year. As of December 31, 2025, all open tax years except 2021 & 2024 have been audited and are effectively closed to further examination. For the tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS did not accept disclosures, did not conduct reviews and did not provide letters of assurance for the year. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For the tax year 2024, the company has provided all required documentation to the IRS and is waiting for the IRS to issue their Full Acceptance Letter to indicate the audit is complete and the period is closed. With a few exceptions, we are no longer subject to state and local income tax examination by tax authorities for the years before 2022. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits included in other liabilities is as follows (U.S. dollars in thousands):

	2025	2024	2023
Gross balance at January 1	$25,866	$22,002	$23,099
Increases related to prior year tax positions	551	2,858	180
Increases related to current year tax positions	2,421	5,354	3,065
Settlements	(8,244)	(2,299)	(2,378)
Decreases due to lapse of statutes of limitations	(307)	(489)	(1,284)
Currency adjustments	1,525	(1,560)	(680)
Gross balance at December 31	$21,812	$25,866	$22,002

At December 31, 2025, the Company had $21.8 million in unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. In comparison, at December 31, 2024, the Company had $25.9 million in unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. The Company’s unrecognized tax benefits relate to multiple foreign and domestic jurisdictions. Potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

During the years ended December 31, 2025, 2024, and 2023 the Company recognized $1.8 million, $0.7 million, and $0.6 million, respectively, in interest and penalties expenses related to uncertain tax positions. The Company had $15.5 million, $13.7 million, and $13.0 million of accrued interest and penalties related to uncertain tax positions at December 31, 2025, 2024, and 2023, respectively. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented (Note 9).

Foreign currency translation

A significant portion of the Company’s business operations occurs outside of the United States. The local currency of each of the Company’s Subsidiaries is considered its functional currency, except for the Company’s subsidiaries in Singapore and countries deemed highly inflationary where the U.S. dollar is used. All assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted-average exchange rates and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets and transaction gains and losses are included in other income (expense), net in the consolidated statements of income. Net of tax, the accumulated other comprehensive loss related to the foreign currency translation adjustments are $116.1 million (net of tax of $7.8 million), $128.4 million (net of tax of $7.8 million), and $110.0 million (net of tax of $7.4 million), at December 31, 2025, 2024 and 2023, respectively.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the U.S. dollar, and its income statement and balance sheet have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in other income (expense), net and was not material. As of December 31, 2025, and 2024, Argentina had a small net peso monetary position. Net sales of Argentina were less than 4 percent of our consolidated net sales for the years ended December 31, 2025, 2024 and 2023.

Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The Company’s current investments as of December 31, 2025 include certificates of deposits and pre-refunded municipal bonds that are classified by management as held-to-maturity as the Company had the positive intent and ability to hold to maturity. The carrying value of these current investments approximate fair values due to the short-term nature of these instruments. As of December 31, 2025 and 2024, the fair value of debt was $225.0 million and $395.0 million, respectively. The fair value of the Company’s debt is estimated using level 2 inputs based on interest rates available for debt with similar terms and remaining maturities.

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

The total compensation expense related to equity compensation plans was $18.7 million, $14.8 million and $15.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025, 2024 and 2023, there were no reversals of expense associated with changes in the number of performance based awards expected to vest. For the years ended December 31, 2025, 2024 and 2023, all stock-based compensation expense was recorded within general and administrative expenses.

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

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires disclosure of disaggregated income taxes paid, prescribes standardized categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025. The Company adopted this standard prospectively and included the additional required disclosures for the annual period ended December 31, 2025.  See Note 12 - Income Taxes for further information.

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

On January 2, 2025, the Company completed the sale of its Mavely entity to Clout.io Holdings, Inc. for $230 million in cash and shares of the purchaser’s common stock, subject to certain adjustments as set forth in the purchase agreement, including post-closing determination of net working capital and other elements of the purchase price. Following the completion of certain payments to other equity holders in Mavely and the payment of certain transaction expenses, the Company received net proceeds of $193.7 million and equity interest with an estimated fair value of $6.1 million. In the second quarter of 2025, the Company received an additional payment of $2.7 million and in the third quarter of 2025 received an additional $1.7 million. The estimated fair value of equity interest was based on observable price changes and is classified as a level 3 fair value measurement and is accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. In the first quarter of 2025, the Company recorded a gain on sale of $176.2 million.

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

As of December 31, 2024, the Mavely disposal group, consisting of $26.9 million of current assets, $22.2 million of long-term assets, $13.9 million of current liabilities and $1.3 million of long-term liabilities within the Company’s Rhyz Other segment, was classified as “Current assets held for sale”, “Long-term assets held for sale”, “Current liabilities held for sale” and “Long-term liabilities held for sale” in the Consolidated Balance Sheet. The Company determined that as of December 31, 2024, the disposal group met the criteria for classification as held for sale but did not meet the criteria for classification as discontinued operations. The Company recognized income (loss) before provision for income taxes for the Mavely disposal group of $0, $9.0 million and $(7.7) million for the years ended December 31, 2025, 2024 and 2023, respectively.

The total assets and liabilities of the Mavely disposal group that met the classification of held for sale in the Company’s Consolidated Balance sheet are as follows (U.S. dollars in thousands):

December 31, 2024
Assets
Current assets
Accounts receivable, net	$26,455
Prepaid expenses and other	481
Total current assets held for sale	26,936

Property and equipment, net	1,668
Goodwill	12,602
Other intangible assets, net (1)	7,934
Total long-term assets held for sale	$22,204
Liabilities
Current liabilities
Accounts payable	$208
Accrued expenses	13,711
Total current liabilities held for sale	13,919

Other liabilities	1,325
Total long-term liabilities held for sale	1,325

(1)	Net of accumulated amortization of $8.4 million as of December 31, 2024.

4.	Property and Equipment

Property and equipment are comprised of the following (U.S. dollars in thousands):

	December 31,
	2025	2024
Land	$41,600	$41,362
Buildings	307,229	302,645
Construction in progress(1)	14,801	13,541
Furniture and fixtures	134,933	129,627
Computers and equipment	163,641	138,855
Leasehold improvements	98,039	98,516
Scanners	6,486	6,337
Vehicles	1,660	1,667
	768,389	732,550
Less: accumulated depreciation	(391,221)	(352,955)
	$377,168	$379,595

(1)
Construction in progress includes $5.3 million and $5.2 million as of December 31, 2025 and 2024, respectively, of eligible capitalized internal-use software development costs which will be reclassified to computers and equipment when placed into service.

Depreciation of property and equipment totaled $43.9 million, $56.2 million and $57.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.  The Company recorded impairments of $36.6 million for the year ended December 31, 2024, in connection with our 2023 restructuring plan, see Note 18 – Restructuring and Severance Charges.

5.	Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0, respectively, as of both December 31, 2025 and December 31, 2024.

The following table presents goodwill allocated to the Company’s reportable segments for the periods ended December 31, 2025 and 2024 (U.S. dollars in thousands):

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Goodwill as of December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625
Goodwill as of December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$78,875	$4,750	$83,625

Accumulated impairment losses for each segment as of December 31, 2025 and December 31, 2024 are as follows:

	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing	Rhyz Other	Total Segments
Accumulated impairment losses	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$—	$19,587	$134,541

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

6.	Other Intangible Assets

Other intangible assets consist of the following (U.S. dollars in thousands):

	Carrying Amount at December 31,
	2025	2024
Indefinite life intangible assets:
Trademarks and trade names	$24,599	$24,599

	December 31, 2025		December 31, 2024		Weighted-average
Finite life intangible assets:	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Scanner technology	$40,716	$40,716	$40,716	$40,716	18 years
Developed technology	34,766	29,815	36,526	28,254	16 years
Sales force network	11,598	11,598	11,598	11,598	15 years
Trademarks	7,467	4,673	26,386	5,789	13 years
Customer relationships	35,649	31,420	40,718	28,141	8 years
Other	19,127	13,086	19,777	11,544	13 years
	$149,323	$131,308	$175,721	$126,042	14 years

Amortization of finite-life intangible assets totaled $7.1 million, $12.3 million and $11.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated annual amortization expense for each of the five succeeding fiscal years are as follows (U.S. dollars in thousands):

Year Ending December 31,
2026	$6,342
2027	4,175
2028	3,912
2029	1,599
2030	778

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

During the second quarter of 2024, based on continued losses and change in forecasted losses associated with the BeautyBio retail asset group within the Rhyz Other segment, the Company concluded that these factors were an interim triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the retail asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the retail asset group was impaired. The Company concluded the retail asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. The Company recorded an impairment charge of $10.1 million for its Rhyz Other segment during the three months ended June 30, 2024 within restructuring and impairment expenses on the consolidated statement of income. Following the impairment, the retail asset group has a remaining carrying value of $2.3 million with a remaining amortization period of approximately 9 years.

During the first quarter of 2025, the Company decided to make a strategic shift in how it operates the BeautyBio asset group. These strategy changes included exiting certain sales channels which reduced the forecasted revenues for BeautyBio. The Company concluded these actions were an interim impairment triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the asset group was impaired. The Company concluded the asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. As a result, during the three months ended March 31, 2025, the Company recorded an impairment charge of $25.1 million on the BeautyBio asset group, which is part of its Rhyz Other segment within restructuring and impairment expenses on the consolidated statement of income. As of the impairment date, the BeautyBio asset group had a remaining carrying value of $2.3 million with a remaining weighted-average amortization period of approximately 7 years.

7.	Long-Term Debt

Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The Credit Agreement provides for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years.  Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the Credit Agreement, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of December 31, 2025 and 2024:

Facility or Arrangement	Original Principal Amount	Balance as of December 31, 2025 (1)(2)	Balance as of December 31, 2024 (1)(2)	Interest Rate	Repayment Terms
Credit Agreement term loan facility	$400.0 million	$225.0 million	$360.0 million	Variable 30 day: 5.57%	21% of the principal amount is payable in increasing quarterly installments over a five-year period that began on September 30, 2022, with the remainder payable at the end of the five-year term.

Credit Agreement revolving credit facility		$— million	$35.0 million	Variable 30 day: —	Revolving line of credit expires June 14, 2027.

(1)
As of December 31, 2025 and 2024, the current portion of the Company’s debt (i.e. becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $0.8 million and $1.4 million as of December 31, 2025 and 2024, respectively, related to the Credit Agreement, which are not reflected in this table.

Maturities of all long-term debt at December 31, 2025, are as follows (U.S. dollars in thousands):

Year Ending December 31,
2026	$20,000
2027	205,000
2028	—
2029	—
2030	—
Thereafter	—
Total (1)	$225,000

(1)	The carrying value of the debt in the above table excludes debt issuance costs of $0.8 million.

Cash paid for interest totaled $16.7 million, $35.3 million and $33.3 million for the years ended December 31, 2025, 2024 and 2023.

8.	Leases

The Company has operating and finance leases for regional offices, manufacturing facilities, retail centers, distribution centers and certain equipment. The Company’s leases have remaining lease terms of 1 year to 12 years, some of which include options to extend the leases for up to 20 years, and some of which include options to terminate the leases within 1 year.

The weighted-average remaining lease term and weighted-average discount rate are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term:
Operating leases	6.3	7.2	8.5
Finance leases	3.9	4.8	3.7
Weighted-average discount rate:
Operating leases	3.9%	3.5%	3.6%
Finance leases	6.6%	6.6%	3.7%

The components of lease expense were as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense
Operating lease cost	$23,327	$23,668	$29,186
Variable lease cost	4,812	6,203	4,245
Finance lease expense
Amortization of right-of-use assets	2,129	2,707	4,785
Interest on lease liabilities	632	404	502
Total lease expense	$30,900	$32,982	$38,718

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash outflow from operating leases	$23,833	$24,609	$29,055
Operating cash outflow from finance leases	$640	$376	$481
Financing cash outflow from finance leases	$2,238	$2,886	$3,198
Right-of-use assets obtained in exchange for operating lease obligations	$24,912	$16,469	$27,730
Right-of-use assets obtained in exchange for finance lease obligations	$291	$30	$1,081

Maturities of lease liabilities are as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$20,972	$2,521
2027	16,264	2,498
2028	12,158	2,462
2029	10,295	2,004
2030	5,492	6
Thereafter	19,342	—
Total	84,523	9,491
Less: Finance charges	8,443	1,116
Total principal liability	$76,080	$8,375

The Company has additional lease liabilities of $37.7 million which have not yet commenced as of December 31, 2025, and as such, have not been recognized on the consolidated balance sheets.

9.	Capital Stock

The Company’s authorized capital stock consists of 25 million shares of preferred stock, par value $0.001 per share, 500 million shares of Class A common stock, par value $0.001 per share, and 100 million shares of Class B common stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were no preferred or Class B common shares outstanding. Each share of Class A common stock entitles the holder to one vote on matters submitted to a vote of the Company’s stockholders. Stock dividends of Class A common stock may be paid only to holders of Class A common stock. Class A common stock has no conversion rights.

Weighted-average common shares outstanding

The following is a reconciliation of the weighted-average common shares outstanding for purposes of computing basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic weighted-average common shares outstanding	49,293	49,662	49,711
Effect of dilutive securities:
Stock awards and options	1,008	—	149
Diluted weighted-average common shares outstanding	50,301	49,662	49,860

For the years ended December 31, 2025, 2024 and 2023, other stock options totaling 1.6 million, 1.5 million and 1.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

Quarterly cash dividends for the years ended December 31, 2025, 2024, and 2023 totaled $11.8 million, $11.9 million, and $77.6 million or $0.06 per share in all quarters of 2025 and 2024 and $0.39 for all quarters of 2023. The board of directors has declared a quarterly cash dividend of $0.06 per share of Class A common stock to be paid on March 11, 2026 to stockholders of record on February 27, 2026.

Repurchases of common stock

In July 2018, the Company’s board of directors approved a stock repurchase plan with an authorization amount of $500 million. The repurchases are used primarily for strategic initiatives and to offset dilution from the Company’s equity incentive plans. During the year ended December 31, 2025, the Company purchased 2.0 million shares under the 2018 plan for $20.0 million. During the year ended December 31, 2024, the Company purchased no shares. During the year ended December 31, 2023, the Company purchased 0.6 million shares under the 2018 plan for $13.0 million. At December 31, 2025, $142.3 million was available for repurchases under the 2018 stock repurchase plan.

10.	Stock–Based Compensation

At December 31, 2025, the Company had the following stock-based employee compensation plans:

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

In April 2024, the Company’s board of directors approved the Nu Skin Enterprises, Inc. 2024 Omnibus Incentive Plan (the “2024 Omnibus Incentive Plan”). This plan was approved by the Company’s stockholders at the Company’s 2024 Annual Meeting of Stockholders held in June 2024. The 2024 Omnibus Incentive Plan provides for granting of a variety of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, performance cash, performance shares and performance units to executives, other employees and independent consultants of the Company and its subsidiaries, as well as directors of the Company. Subject to certain adjustments, the number of shares authorized for issuance under the 2024 Omnibus Incentive Plan was the sum of 1.2 million shares plus the number of shares which, as of the 2024 Omnibus Incentive Plan’s effective date, were available for issuance under the Third Amended and Restated 2010 Omnibus Incentive Plan. In May 2025, the Company’s stockholders approved an Amended and Restated 2024 Omnibus Incentive Plan, which among other things increased the number of shares available for awards by 790,000 shares.

Options under the plans as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Shares (in thousands)	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options activity – performance based
Outstanding at December 31, 2024	701.5	$36.77
Granted	—	—
Exercised	—	—
Forfeited/cancelled/expired	(77.4)	67.53
Outstanding at December 31, 2025	624.1	32.96	1.26	$—
Exercisable at December 31, 2025	624.1	32.96	1.26	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective years and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount varies based on the fair market value of the Company’s stock.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during 2025, 2024 and 2023, were as follows (U.S. dollars in thousands):

	December 31,
	2025	2024	2023
Cash proceeds from stock options exercised	$—	$—	$8,322
Tax benefit / (expense) realized for stock options exercised	—	—	482
Intrinsic value of stock options exercised	—	—	2,338

Nonvested restricted stock awards as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2024	1,483.8	$21.36

Granted	1,689.8	7.43
Vested	(529.3)	24.33
Forfeited	(146.0)	14.15

Nonvested at December 31, 2025	2,498.3	$11.68

Nonvested performance share units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Shares (in thousands)	Weighted- average Grant Date Fair Value
Nonvested at December 31, 2024	667.2	$17.75

Granted	894.3	7.49
Vested	(48.2)	11.90
Forfeited	(243.8)	22.77

Nonvested at December 31, 2025	1,269.5	$9.78

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recognized using a graded-attribution method if the results are materially different than the straight-line method. The Company recognized $13.0 million, $13.3 million and $14.4 million of expense related to service condition restricted stock units in 2025, 2024 and 2023, respectively. For performance stock options and performance stock units, an expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The Company recognized no expense related to performance stock options in 2025, 2024 and 2023; and $5.7 million, $1.5 million and $1.2 million of expense related to performance stock units in 2025, 2024 and 2023, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation expense related to nonvested stock option awards. As of December 31, 2025, there was $18.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$39,084	$—	$—	$39,084
Life insurance contracts	—	—	48,410	48,410
Total	$39,084	$—	48,410	$87,494

	Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents and current investments	$23,914	$—	$—	$23,914
Derivative financial instruments asset	—	4,708	—	4,708
Life insurance contracts	—	—	44,091	44,091
Total	$23,914	$4,708	$44,091	$72,713

The following methods and assumptions were used to determine the fair value of each class of assets and liabilities recorded at fair value in the consolidated balance sheets:

Cash equivalents and current investments: Cash equivalents and current investments primarily consist of highly rated money market funds with maturities of three months or less, and are purchased daily at par value with specified yield rates. Due to the high ratings and short-term nature of the funds, the Company considers all cash equivalents and current investments as Level 1. Current investments include $0 and $1.4 million as of December 31, 2025 and 2024, respectively, that is restricted for the Company’s voluntary participation in a consumer protection cooperative in South Korea, along with investments in corporate securities.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$44,091	$45,041
Actual return on plan assets	4,319	6,250
Sales and settlements	—	(7,200)
Ending balance at December 31	$48,410	$44,091

The following table provides a summary of changes in fair value of the Company’s Level 3 contingent consideration (U.S. dollars in thousands):

	2025	2024
Beginning balance at January 1	$—	$(6,300)
Changes in fair value of contingent consideration	—	—
Payments	—	6,300
Ending balance at December 31	$—	$—

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0 and $28.1 million as of December 31, 2025 and 2024, respectively. In prior years, the Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the year ended December 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $14.3 million and $7.6 million as of December 31, 2025 and 2024, respectively.

12.	Income Taxes

Consolidated (loss) income before provision for income taxes consists of the following for the years ended December 31, 2025, 2024 and 2023 (U.S. dollars in thousands):

	2025	2024	2023
U.S.	$114,222	$(237,693)	$(37,152)
Foreign	81,975	62,642	63,730
Total	$196,197	$(175,051)	$26,578

The provision (benefit) for current and deferred taxes for the years ended December 31, 2025, 2024 and 2023 consists of the following (U.S. dollars in thousands):

	2025	2024	2023
Current
Federal	$—	$998	$—
State	4,987	708	3,903
Foreign	30,986	25,314	29,179
	35,973	27,020	33,082
Deferred
Federal	3,837	(60,354)	(18,039)
State	(1,127)	(1,593)	(1,440)
Foreign	(2,690)	6,470	4,380
	20	(55,477)	(15,099)
Provision (benefit) for income taxes	$35,993	$(28,457)	$17,983

The principal components of deferred taxes are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Inventory differences	$131,774	$108,895
Foreign tax credit and other foreign benefits	9,802	36,689
Stock-based compensation	4,826	3,882
Accrued expenses not deductible until paid	25,883	26,529
Foreign currency exchange	285	—
Net operating losses	9,874	19,710
Interest Expense Limitation – 163(j)	—	2,832
Capitalized research and development	27,342	27,917
R&D credit carryforward	3,205	2,594
Other	290	285
Gross deferred tax assets	213,281	229,333
Deferred tax liabilities:
Foreign currency exchange	—	1,341
Foreign withholding taxes	11,728	10,936
Intangibles step-up	1,397	1,020
Amortization of intangibles	5,846	11,215
Other	1,642	6,580
Gross deferred tax liabilities	20,613	31,092
Valuation allowance	(21,261)	(24,337)
Deferred taxes, net	$171,407	$173,904

At December 31, 2025, the Company had foreign operating loss carryforwards of $27.2 million for tax purposes, which will be available to offset future taxable income. If not used, $11.5 million of carryforwards will expire between 2026 and 2037, while $15.7 million do not expire. Tax effected, the foreign operating losses are $8.3 million. A valuation allowance has been placed on foreign operating loss carryforwards of $8.2 million. In addition, a valuation allowance of $9.8 million has been recorded on a portion of the foreign tax credit carryforwards which will expire between 2028 and 2035, and all of the remaining federal and Utah R&D credit carryforwards of $3.2 million which will expire between 2032 and 2045.

The Company uses the tax law ordering approach when determining when excess tax benefits have been realized.

Valuation allowances have been recognized for all remaining foreign tax credits, all remaining federal and Utah R&D credits and the majority of the foreign net operating loss carryforwards.  On January 2, 2025 the Company sold its subsidiary Mavely, which affected its U.S. earnings. The gain from the sale in the U.S. increased the Company’s ability to utilize foreign and R&D tax credits. The remaining R&D credits as of December 31,2025 are not expected to be realized and a valuation allowance was placed against them. The other remaining valuation allowances were recognized for assets which it is more likely than not some portion or all of the deferred tax asset will not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary difference, projected future taxable income, tax planning strategies and recent financial operations. When the Company determines that there is sufficient positive evidence to utilize the remaining foreign tax credits or the foreign net operating losses, the valuation allowance will be released which would reduce the provision for income taxes.

The deferred tax asset valuation adjustments for the years ended December 31, 2025, 2024 and 2023 are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Balance at the beginning of period	$24,337		$47,142		$33,557
Additions charged to cost and expenses	8,088	(1)	2,245	(4)	13,183	(6)
Decreases	(5,134	)(2)	(27,086	)(5)	(1,825	)(7)
Adjustments	(6,030	)(3)	2,036	(3)	2,227	(3)
Balance at the end of the period	$21,261		$24,337		$47,142

(1)	Increase in valuation is due primarily to net operating losses in foreign markets, branch foreign tax credits, and Utah R&D credits.
(2)	The decrease was due to utilization and expiration of foreign net operating losses.
(3)	Represents the net currency effects of translating valuation allowances at current rates of exchange.
(4)	Increase in valuation is due primarily to net operating losses in foreign markets
(5)	The decrease was due primarily to the release of the valuation allowance against $18.3 million of foreign tax credits and $2.3 million of R&D credits.
(6)	Increase in valuation is due primarily to net operating losses in foreign markets and $6.1 million that was recorded on the foreign tax credit carryforward.
(7)	The decrease was due to expiration of foreign net operating losses.

The components of deferred taxes, net on a jurisdiction basis are as follows (U.S. dollars in thousands):

	Year Ended December 31,
	2025	2024
Net noncurrent deferred tax assets	$171,717	$174,249
Net noncurrent deferred tax liabilities	310	345
Deferred taxes, net	$171,407	$173,904

The Company is subject to regular audits by federal, state and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities.

The actual tax rate for the years ended December 31, 2025, 2024 and 2023 compared to the statutory U.S. Federal tax rate is as follows:

	Year Ended December 31,
	2024	2023
Income taxes at statutory rate	21.00%	21.00%
Excess tax benefit from equity award	(0.73)%	5.04%
Deferred compensation	1.35%	(4.28)%
Executive salary limitation	(1.15)%	1.59%
State taxes	0.38%	7.34%
Foreign exchange	0.20%	(1.91)%
Non-U.S. income taxed at different rates	(2.55)%	12.70%
Foreign withholding taxes	(0.89)%	13.31%
Change in reserve for uncertain tax positions	(3.77)%	1.74%
Valuation allowance recognized foreign tax credit & others	11.89%	24.66%
Foreign-Derived Intangible Income (FDII)	—	(14.11)%
Acquisition adjustments	(1.55)%	(0.05)%
Goodwill impairment	(7.86)%	—
Other	(0.06)%	0.63%
	16.26%	67.66%

	Year Ended December 31,
	2025
	Amount	Percent
Income taxes at U.S statutory rate	$41,201	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	3,057	1.56%
Foreign Tax Effects:
China
Withholding Tax	4,179	2.13%
Other	1,010	0.51%
Korea
Withholding Tax	2,855	1.46%
Other	152	0.08%
Argentina
Other	2,995	1.53%
Other Foreign Jurisdictions	4,874	2.48%
Effect of Cross-Border Tax Laws:
Foreign-Derived Intangible Income	(6,649)	(3.39)%
Tax Credits:
R&D Credits	(12,134)	(6.18)%
Foreign Tax Credits	(8,058)	(4.11)%
Changes in Valuation Allowances	6,376	3.25%
Non-Taxable or Nondeductible Items:
Employee Stock Options	2,076	1.06%
Other	(1,249)	(0.64)%
Changes in Unrecognized Tax Benefits	(4,692)	(2.39)%
Effective Tax Rate	35,993	18.35%

(1)	State and Local taxes in California and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

The 2025 rate reconciliation is disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025. The increase in the effective tax rate for 2025 is primarily due to the $8.1 million of additional research and development credits determined creditable during the year, the sale of Mavely, the impairment of the BeautyBio asset group and the impairment of an equity investment. The decrease in the effective tax rate for 2024 is primarily due to the company having an overall book loss but still paying taxes primarily in foreign jurisdictions.

The actual taxes paid for the year ended December 31, 2025 was as follows:

2025
U.S. Federal	$4,000
State	5,312
Foreign:
Argentina	3,010
China	9,544
Indonesia	4,984
Japan	3,100
Korea	3,390
Other	7,477
Total Taxes Paid	$40,817

Cash paid for income taxes totaled $30.4 million and $32.4 million for the years ended December 31, 2024 and 2023, respectively.

The cash paid for income taxes is disaggregated in accordance with ASU 2023-09. The cumulative amount of undistributed earnings of the Company’s non-U.S. Subsidiaries held for indefinite reinvestment is approximately $60.0 million, at December 31, 2025.  If this amount were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million.

On July 4, 2025, U.S. legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act was signed into law. The Act, among other things, extended key provisions of the 2017 Tax Cuts and Jobs Act and introduced targeted changes to the U.S. federal income tax regime. The Act has not materially impacted the Company’s effective tax rate.

13.	Employee Benefit Plan

The Company has a 401(k) defined-contribution plan which permits participating employees to defer up to a maximum of 100% of their compensation, subject to limitations established by the IRS. Employees age 18 and older are eligible to contribute to the plan starting the first day of employment. After completing at least one day of service, employees are eligible to receive matching contributions from the Company. In 2025, 2024, and 2023 the Company provided matching contributions of up to 4% of employees’ compensation each year. The Company’s matching contributions cliff vest after two years of service. The Company recorded compensation expense of $2.9 million, $4.0 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to its contributions to the plan. The Company may make additional discretionary contributions to the plan of up to 10% of employees’ base pay. The Company’s discretionary contributions vest 20% per year for an employee’s first five years of service. For the years ended December 31, 2025, 2024 and 2023, the Company did not make any additional discretionary contributions.

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

The Company recorded compensation expense of $1.1 million, $(5.0) million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to its contributions to the plan. The total long-term deferred compensation liability under the deferred compensation plan was $44.9 million and $43.0 million for the years ended December 31, 2025 and 2024, respectively, related to its contributions to the plan and is included in accrued expenses for anticipated payments within the next 12 months and the remainder in other long-term liabilities.

All benefits under the deferred compensation plan are unsecured obligations of the Company. The Company has contributed assets to a “rabbi trust” for the payment of benefits under the deferred compensation plan. As the assets of the trust are available to satisfy the claims of general creditors if the Company becomes insolvent, the amounts held in the trust are accounted for as an investment on the Company’s consolidated balance sheets of $48.4 million and $44.1 million for the years ended December 31, 2025 and 2024, respectively.

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense/income in the same period(s) during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense/income as interest payments are made/received on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0 will be reclassified as a reduction to interest expense.

As of December 31, 2024, the Company had four outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk with a total notional amount of $200 million. During July of 2025, the Company’s four interest rate derivatives with a total notional amount of $200 million matured, leaving no outstanding derivatives as of December 31, 2025.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:

		Fair Values of Derivative Instruments
		December 31,
Derivatives in Cash Flow Hedging Relationships:	Balance Sheet Location	2025	2024
Interest Rate Swap - Asset	Prepaid expenses and other	$—	$4,708

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Income

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income.

	Amount of Gain Recognized in OCI on Derivatives
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	2025	2024	2023
Interest Rate Swaps	$236	$2,297	$2,910

		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2025	2024	2023
Interest Rate Swaps	Interest expense	$4,944	$10,278	$9,959

16.	Segment Information

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

Profitability by segment as determined under US GAAP is driven primarily by the Company’s transfer pricing policies. Segment contribution, which is the Company’s segment profitability metric presented in the table below, excludes certain intercompany charges, specifically royalties, license fees, transfer pricing, discrete charges and other miscellaneous items. These charges have been included in Nu Skin other expenses. Nu Skin other expenses also include costs related to the Company’s executive and administrative offices, information technology, research and development, and marketing and supply chain functions not recorded at the segment level.

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

	Year Ended December 31, 2025
	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing(1)	Rhyz Other	Total Segments
Revenue	$282,975	$209,802	$195,553	$174,364	$150,151	$130,216	$117,378	$205,788	$17,794	$1,484,021
Cost of sales	73,198	51,044	34,631	36,067	38,947	26,402	19,892	163,707	4,697	448,585
Other segment items (2)	149,289	111,983	115,367	89,325	88,571	66,355	60,314	34,268	43,690	759,162
Segment contribution	$60,488	$46,775	$45,555	$48,972	$22,633	$37,459	$37,172	$7,813	$(30,593)	$276,274

	Year Ended December 31, 2024
	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing(1)	Rhyz Other	Total Segments
Revenue	$322,516	$244,846	$235,235	$181,557	$164,164	$163,706	$130,610	$201,430	$85,188	$1,729,252
Cost of sales	83,461	64,950	44,059	36,852	42,766	33,600	24,932	164,145	14,532	509,297
Other segment items (2)	171,338	134,666	145,086	93,907	100,389	79,360	70,989	35,825	116,465	948,025
Segment contribution	$67,717	$45,230	$46,090	$50,798	$21,009	$50,746	$34,689	$1,460	$(45,809)	$271,930

	Year Ended December 31, 2023
	Nu Skin							Rhyz
	Americas	Southeast Asia/Pacific	Mainland China	Japan	Europe & Africa	South Korea	Hong Kong/ Taiwan	Manufacturing(1)	Rhyz Other	Total Segments
Revenue	$398,222	$267,206	$298,079	$207,833	$192,352	$236,099	$153,589	$181,395	$35,214	$1,969,989
Cost of sales	104,162	71,364	46,915	41,191	54,095	46,326	27,488	136,875	5,274	533,690
Other segment items (2)	215,117	148,099	188,905	112,566	119,665	115,682	85,519	32,199	50,504	1,068,256
Segment contribution	$78,943	$47,743	$62,259	$54,076	$18,592	$74,091	$40,582	$12,321	$(20,564)	$368,043

(1)
The Manufacturing segment had $38.0 million, $40.8 million and $56.5 million of intersegment revenue for the years ended December 31, 2025, 2024 and 2023, respectively.  Intersegment revenue is eliminated in the consolidated financial statements and in the table above.

(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Year Ended December 31,
	2025	2024	2023
Total Segment Revenue	$1,484,021	$1,729,252	$1,969,989
Core Nu Skin Adjustment	1,138	2,832	(858)
Total Revenue	$1,485,159	$1,732,084	$1,969,131

Year Ended December 31,
2025	2024	2023
Total Segment Contribution	$276,274	$271,930	$368,043
Corporate and Other	(210,511)	(423,515)	(319,775)
Operating income (loss)	65,763	(151,585)	48,268
Interest expense	13,948	26,409	25,560
Gain on sale	176,162	—	—
Other income (expense), net	(31,780)	2,943	3,870
Income (loss) before provision for income taxes	$196,197	$(175,051)	$26,578

Depreciation and Amortization

	Year Ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
Nu Skin
Americas	$177	$369	$449
Southeast Asia/Pacific	758	838	1,062
Mainland China	7,956	10,644	11,048
Japan	220	278	1,327
Europe & Africa	1,059	1,098	1,093
South Korea	744	1,022	1,399
Hong Kong/Taiwan	1,336	1,775	2,614
Total Nu Skin	12,250	16,024	18,992
Rhyz
Manufacturing	13,219	13,729	13,293
Rhyz Other	1,969	7,253	5,836
Total Rhyz	15,188	20,982	19,129
Corporate and other	24,823	32,804	32,802
Total	$52,261	$69,810	$70,923

Capital Expenditures

	Year Ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
Nu Skin
Americas	$52	$102	$236
Southeast Asia/Pacific	312	115	645
Mainland China	2,201	5,701	20,052
Japan	128	402	104
Europe & Africa	77	412	411
South Korea	75	36	585
Hong Kong/Taiwan	194	610	1,212
Total Nu Skin	3,039	7,378	23,245
Rhyz
Manufacturing	6,016	10,164	11,162
Rhyz Other	16	2,137	34
Total Rhyz	6,032	12,301	11,196
Corporate and other	25,206	21,904	24,049
Total	$34,277	$41,583	$58,490

Revenue by Major Market

A major market is defined as one with total revenue greater than 10% of consolidated total revenue and also includes the Company’s country of domicile (the United States). Based on this criteria, the Company has identified four major markets: Mainland China, South Korea, United States, and Japan. There are approximately 45 other markets, each of which individually is less than 10%. No single customer accounted for 10% or more of net sales for the periods presented. Sales are recorded in the jurisdiction in which the transactions occurred:

	Year Ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
United States	$388,218	$526,059	$514,947
Mainland China	195,553	235,235	298,079
Japan	174,364	181,557	207,833
South Korea	130,216	163,706	236,099
All others	596,808	625,527	712,173
Total	$1,485,159	$1,732,084	$1,969,131

Revenue by Product Line

	Year Ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
Beauty	$568,113	$681,765	$858,625
Wellness	689,062	757,217	886,093
Other	227,984	293,102	224,413
Total	$1,485,159	$1,732,084	$1,969,131

Long-Lived Assets by Major Market

A major market is defined as a market with long-lived assets greater than 10% of consolidated long-lived assets and also includes the Company’s country of domicile (the United States). Long-lived assets in Mainland China consist primarily of property, plant and equipment related to manufacturing, distribution facilities and the Mainland China headquarters. Long-lived assets in the United States consist primarily of property, plant and equipment, including the Company’s corporate offices and distribution facilities. Long-lived assets by major market are set forth below for the periods ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(U.S. dollars in thousands)	2025	2024	2023
United States	$281,616	$294,513	$339,163
Mainland China	105,948	107,260	122,728
South Korea	17,855	18,435	23,578
Japan	8,620	10,329	13,322
All others	44,836	31,204	35,451
Total	$458,875	$461,741	$534,242

17.	Commitments and Contingencies

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

18.	Restructuring and Severance Charges

In the third quarter of 2022, the Company adopted a strategic plan (“2022 Plan”) to focus resources on the Company’s strategic priorities and optimize future growth and profitability. The global program includes workforce reductions and footprint optimization. The Company incurred total cumulative charges under the program of approximately $53.3 million, with $40.8 million in cash charges of severance and lease termination cost and approximately $12.5 million of non-cash charges of impairment of fixed assets, acceleration of depreciation and impairment of other intangibles related to the footprint optimization. During 2023, the Company incurred charges to be settled in cash of $4.0 million in severance charges, $1.9 million in lease termination cost, and $2.2 million in other associated cost, and non-cash charges of $1.7 million in accelerated depreciation. In 2023, the Company made cash payments of $19.8 million, leaving no restructuring accrual related to this plan as of December 31, 2023.

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

In the fourth quarter of 2023, the Company adopted a strategic plan (“2023 Plan”) to focus resources on the Company’s global priorities and optimize future growth and profitability. The global program includes workforce reductions and fixed asset impairments associated with our consolidation of technology assets. Total charges under the program included approximately $27.9 million in cash charges of severance, approximately $1.1 million in other cash charges and approximately $38.8 million in non-cash charges, including approximately $36.6 million in fixed asset impairments. The Company has incurred all expected charges under the 2023 Plan.

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

●	During 2024, the Company made cash payments of $22.4 million, leaving an ending restructuring accrual of $6.2 million.
●	During 2025, the Company made cash payments of $6.2 million, resulting in no remaining restructuring accrual related to this plan as of December 31, 2025.

Restructuring expense by segment – 2023 Plan

(U.S. dollars in thousands)	Year Ended December 31,
	2024	2023

Nu Skin
Americas	$3,571	$598
Southeast Asia/Pacific	2,086	862
Mainland China	4,304	2,910
Japan	25	—
Europe & Africa	2,243	554
South Korea	1,646	—
Hong Kong/Taiwan	504	432
Total Nu Skin	14,379	5,356
Rhyz
Manufacturing	—	—
Rhyz Other	1,080	—
Total Rhyz	1,080	—
Corporate and other	42,256	4,647
Total	$57,715	$10,003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Nu Skin Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nu Skin Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes

As described in Notes 2 and 12 to the consolidated financial statements, the Company recorded a provision for income taxes of $36 million for the year ended December 31, 2025 and reported $171 million in deferred tax assets net of a valuation allowance of $21 million and $21 million in deferred tax liabilities. The Company also reported uncertain tax positions of $22 million as of December 31, 2025. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are created in this process and are calculated using anticipated tax rates and are then netted by jurisdiction. Management establishes valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company has recorded unrecognized tax benefits related to multiple foreign and domestic jurisdictions. As disclosed by management, potential changes in unrecognized tax benefits can arise from the multiple jurisdictions in which the Company operates, as well as the expiration of various statutes of limitation and possible completion of tax examinations.

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
February 12, 2026

We have served as the Company’s auditor since 1994, which includes periods before the Company became subject to SEC reporting requirements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act, and they include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed, as of December 31, 2025, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. There was no change during the fiscal quarter ended December 31, 2025 in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plan
On November 11, 2025, James Winett, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell 40% of the shares of Class A Common Stock underlying his 18,008 restricted stock units that will vest on May 28, 2026. The sale is scheduled to occur on June 2, 2026 or the next possible business day.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end, except for certain information required by Item 10 with respect to our executive officers which is set forth under Item 1. Business of this Annual Report on Form 10-K.

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

#10.4
Third Amended and Restated 2010 Omnibus Incentive Plan (“Third Amended and Restated 2010 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 3, 2020, file no. 333-238908).

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

#10.9
Form of 2024 Plan Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025).

#10.10
Form of 2024 Plan Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025).

#10.11	Amended and Restated 2024 Omnibus Incentive Plan (“Amended and Restated 2024 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 30, 2025).

#10.12
Form of Amended and Restated 2024 Plan Director Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed August 8, 2025).

#10.13
Nu Skin Enterprises, Inc. Amended and Restated 2009 Key Employee Death Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.14
Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed February 16, 2022).

#10.15
Amendment 1 to Fourth Amended and Restated Nu Skin Enterprises, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed August 2, 2023).

#10.16
Form of Indemnification Agreement between the Company and its Executive Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, filed November 4, 2016).

#10.17
Nu Skin Enterprises, Inc. Executive Severance Policy, amended and restated effective as of January 4, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025).

19.1
Nu Skin Enterprises, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed February 14, 2025).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2026.

NU SKIN ENTERPRISES, INC.

By:	/s/ Ryan. S. Napierski
Ryan S. Napierski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2026.

Signatures	Capacity in Which Signed

/s/ Steven J. Lund	Executive Chairman of the Board
Steven J. Lund

/s/ Ryan S. Napierski	President, Chief Executive Officer and Director
Ryan S. Napierski	(Principal Executive Officer)
/s/ James D. Thomas	Chief Financial Officer
James D. Thomas	(Principal Financial Officer and Principal Accounting Officer)

/s/ Emma S. Battle	Director
Emma S. Battle
/s/ Daniel W. Campbell	Director
Daniel W. Campbell

/s/ Laura Nathanson	Director
Laura Nathanson

/s/ Thomas R. Pisano	Director
Thomas R. Pisano

/s/ James M. Winett	Director
James M. Winett

/s/ Edwina D. Woodbury	Director
Edwina D. Woodbury

/s/ Mark A. Zorko	Director
Mark A. Zorko