Form 10-Q
period 2026-03-31
NU SKIN ENTERPRISES, INC.
filed 2026-05-08
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of April 30, 2026, 48,550,543 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – FIRST QUARTER 2026

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$198,654	$238,630
Current investments	1,751	1,211
Accounts receivable, net	45,013	39,544
Inventories, net	178,600	178,643
Prepaid expenses and other	98,870	89,670
Total current assets	522,888	547,698

Property and equipment, net	381,610	377,168
Operating lease right-of-use assets	70,350	74,021
Goodwill	83,625	83,625
Other intangible assets, net	39,290	42,614
Other assets	279,035	280,187
Total assets	1,376,798	1,405,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,815	$26,183
Accrued expenses	208,182	217,551
Current portion of long-term debt	20,000	20,000
Total current liabilities	256,997	263,734

Operating lease liabilities	54,017	57,640
Long-term debt	203,593	204,187
Other liabilities	68,104	74,512
Total liabilities	582,711	600,073

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	613,890	635,994
Treasury stock, at cost – 42.0 million and 42.4 million shares	(1,560,799)	(1,575,059)
Accumulated other comprehensive loss	(118,377)	(116,105)
Retained earnings	1,859,282	1,860,319
Total stockholders' equity	794,087	805,240
Total liabilities and stockholders’ equity	$1,376,798	$1,405,313

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$320,608	$364,490
Cost of sales	106,145	117,529
Gross profit	214,463	246,961

Operating expenses:
Selling expenses	110,054	118,546
General and administrative expenses	98,544	113,204
Impairment expenses	1,839	25,114
Total operating expenses	210,437	256,864

Operating income (loss)	4,026	(9,903)
Interest expense	4,250	3,283
Gain on sale of business	-	176,162
Other income (expense), net	2,823	(28,375)

Income before provision for income taxes	2,599	134,601
Provision for income taxes	763	27,086

Net income	$1,836	$107,515

Net income per share (Note 7):
Basic	$0.04	$2.16
Diluted	$0.04	$2.14

Weighted-average common shares outstanding (000s):
Basic	48,202	49,764
Diluted	49,422	50,328

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$1,836	$107,515

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,272)	2,443
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $0 and $(32) for the three months ended March 31, 2026 and 2025, respectively	-	119
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $0 and $456 for the three months ended March 31, 2026 and 2025, respectively	-	(1,654)
	(2,272)	908
Comprehensive income (loss)	$(436)	$108,423

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders' Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended March 31, 2026
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2026	$91	635,994	(1,575,059)	(116,105)	1,860,319	805,240

Net income	-	-	-	-	1,836	1,836
Other comprehensive loss, net of tax	-	-	-	(2,272)	-	(2,272)
Repurchase of Class A common stock (Note 7)	-	-	(5,011)	-	-	(5,011)
Exercise of employee stock options (0.9 million shares)/vesting of stock awards	-	(23,428)	19,271	-	-	(4,157)
Stock-based compensation	-	3,695	-	-	-	3,695
Purchase of noncontrolling interest		(2,371)			-	(2,371)
Cash dividends	-	-	-	-	(2,873)	(2,873)
Balance at March 31, 2026	$91	613,890	(1,560,799)	(118,377)	1,859,282	794,087

	For the Three Months Ended March 31, 2025
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2025	$91	627,787	(1,563,614)	(124,758)	1,711,949	651,455

Net income	-	-	-	-	107,515	107,515
Other comprehensive income, net of tax	-	-	-	908	-	908
Repurchase of Class A common stock (Note 7)	-	-	(5,012)	-	-	(5,012)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	-	(7,577)	6,415	-	-	(1,162)
Stock-based compensation	-	3,267	-	-	-	3,267
Cash dividends	-	-	-	-	(3,002)	(3,002)
Balance at March 31, 2025	$91	623,477	(1,562,211)	(123,850)	1,816,462	753,969

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,836	$107,515
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of business	-	(176,162)
Impairment of goodwill, fixed assets and other intangibles	1,839	25,114
Unrealized losses on equity investments	-	28,077
Depreciation and amortization	12,342	14,206
Non-cash lease expense	6,451	6,438
Stock-based compensation	3,695	9,308
Inventory write-down	4,750	3,085
Foreign currency losses (gains)	(1,387)	931
Loss on disposal of assets	303	58
Deferred taxes	1,723	631
Changes in operating assets and liabilities:
Accounts receivable, net	(5,737)	(5,878)
Inventories, net	(5,882)	(32)
Prepaid expenses and other	(9,138)	9,612
Other assets	199	1,796
Accounts payable	2,750	(1,439)
Accrued expenses	(14,696)	(21,016)
Other liabilities	(2,967)	(1,855)
Net cash (used in) provided by operating activities	(3,919)	389

Cash flows from investing activities:
Purchases of property and equipment	(13,714)	(13,584)
Purchases of investments	(573)	-
Proceeds on investment sales	-	1,403
Proceeds from sale of business, net	-	193,725
Net cash (used in) provided by investing activities	(14,287)	181,544

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(4,157)	(1,162)
Payment of cash dividends	(2,873)	(3,002)
Repurchases of shares of common stock	(5,011)	(5,012)
Finance lease principal payments	(489)	(621)
Proceeds from debt	225,000	-
Payments of debt	(225,000)	(155,000)
Payment of debt issuance costs	(1,369)	-
Purchase of noncontrolling interest	(6,500)	(1,498)
Net cash used in financing activities	(20,399)	(166,295)

Effect of exchange rate changes on cash	(1,371)	1,249

Net (decrease) increase in cash and cash equivalents	(39,976)	16,887

Cash and cash equivalents, beginning of period	238,630	186,883

Cash and cash equivalents, end of period	$198,654	$203,770

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.  The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit. Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Mainland China; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz Other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”). During the fourth quarter of 2025, the Company began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening anticipated in late 2026. This market’s financial results, which are included in the Southeast Asia/Pacific segment in this report, were insignificant for the first quarter of 2026.

2.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2025 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Purchase of noncontrolling interest

During the three months ended March 31, 2026, the Company acquired the remaining 30% equity interest in LifeDNA, Inc. (“LifeDNA”), for cash consideration of $6.5 million. The carrying amount of noncontrolling interest, which was previously included in other liabilities on the consolidated balance sheet, was reduced by $4.1 million, with the difference of $2.4 million recorded in additional paid-in capital. Following this transaction, LifeDNA became a wholly owned subsidiary. Due to the noncontrolling interest’s immaterial balance, the Company has historically not separately disclosed the noncontrolling interest balance or activity.

Accounting Pronouncements

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

Inventories, net

Inventories, net consist of the following (U.S. dollars in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$93,511	$94,944
Finished goods	85,089	83,699
Total inventory, net	$178,600	$178,643

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Beginning balance	$57,958	$84,006
Additions	4,750	3,085
Write-offs	(12,533)	(7,682)
Ending balance	$50,175	$79,409

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of March 31, 2026 and December 31, 2025 was $6.2 million and $7.2 million, respectively. The contract liabilities' impact to revenue for the three-month periods ended March 31, 2026 and 2025 was an increase of $1.0 million and an increase of $0.3 million, respectively.

3.  Gain on Sale

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

4.  Goodwill and Intangibles

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0, respectively, as of both March 31, 2026 and December 31, 2025.

The following table presents the change in carrying amount of goodwill by reporting unit for the three months ended March 31, 2026 (U.S. dollars in thousands):

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Goodwill as of December 31, 2025	$-	$-	$-	$-	$-	$-	$-	$78,875	$4,750	$83,625
Goodwill as of March 31, 2026	$-	$-	$-	$-	$-	$-	$-	$78,875	$4,750	$83,625

Accumulated impairment losses for each segment as of March 31, 2026 and December 31, 2025 are as follows:

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Accumulated impairment losses	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$-	$19,587	$134,541

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

During the first quarter of 2025, the Company decided to make a strategic shift in how it operates the BeautyBio asset group. These strategy changes included exiting certain sales channels, which reduced the forecasted revenues for BeautyBio. The Company concluded these actions were an interim impairment triggering event. As a result, the Company performed an interim impairment test of the asset group and assessed the recoverability of the related asset group by comparing the carrying value of the asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that the asset group was impaired. The Company concluded the asset group’s carrying value exceeded its estimated fair value, which was determined utilizing the discounted projected future cash flows, which resulted in an impairment charge. The estimated fair value was based on expected future cash flows using level 3 inputs and utilized management estimates related to revenue growth rates, profitability margins and discount rates. As a result, during the three months ended March 31, 2025, the Company recorded an impairment charge of $25.1 million on the BeautyBio asset group, which is part of its Rhyz Other segment within impairment expenses on the consolidated statement of income. As of the impairment date, the BeautyBio asset group had a remaining carrying value of $2.3 million with a remaining weighted-average amortization period of approximately 7 years.

During the first quarter of 2026, the Company decided to wind down its separate BeautyBio business. As a result of this decision, the Company recorded an impairment charge of $1.8 million on the BeautyBio asset group, which is part of its Rhyz Other segment within impairment expenses on the consolidated statement of income. As of March 31, 2026, the BeautyBio asset group has no remaining carrying value.

5.  Debt

2022 Credit Agreement

On June 14, 2022, the Company entered into an Amended and Restated Credit Agreement (the “2022 Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2018 Credit Agreement. The 2022 Credit Agreement provided for a $400 million term loan facility and a $500 million revolving credit facility, each with a term of five years. Both facilities bore interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the 2022 Credit Agreement were also based on the consolidated leverage ratio as defined in the 2022 Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortized in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the second, third, fourth and fifth years after the closing date of the 2022 Credit Agreement, with the remainder payable at final maturity. The 2022 Credit Agreement was guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The 2022 Credit Agreement required the Company to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

Credit Agreement

On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175 million term loan facility and a $75 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company's consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility will amortize in equal quarterly installments in amounts resulting in an annual amortization of $20 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of March 31, 2026 and December 31, 2025:

Facility or Arrangement	Original Principal Amount	Balance as of March 31, 2026(1)(2)	Balance as of December 31, 2025(1)(2)	Interest Rate	Repayment Terms
2022 Credit Agreement term loan facility	$400.0 million	-	$225.0 million	-	Principal amount was paid in full during March 2026.
2022 Credit Agreement revolving credit facility		-	-	-	Principal amount was paid in full during September 2025 and credit line was closed during March 2026.
Credit Agreement term loan facility	$175.0 million	$175.0 million	-	Variable 30 day: 5.43%	54.3% of the principal amount is payable in quarterly installments over a five-year period that begins on June 30, 2026, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$50.0 million	-	Variable 30 day: 5.43%	Revolving line of credit expires March 27, 2031.

(1)
As of March 31, 2026 and December 31, 2025, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and 2022 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.4 million and $0.8 million as of March 31, 2026 and December 31, 2025, respectively, related to the Credit Agreement and 2022 Credit Agreement, which are not reflected in this table.

6.  Leases

As of March 31, 2026, the weighted-average remaining lease term was 6.2 and 3.6 years for operating and finance leases, respectively. As of March 31, 2026, the weighted-average discount rate was 3.8% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease expense
Operating lease cost	$5,822	$5,916
Variable lease cost	863	961
Finance lease expense
Amortization of right-of-use assets	512	530
Interest on lease liabilities	133	168
Total lease expense	$7,330	$7,575

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating cash outflow from operating leases	$5,709	$5,744
Operating cash outflow from finance leases	$129	$166
Financing cash outflow from finance leases	$489	$621
Right-of-use assets obtained in exchange for operating lease obligations	$2,469	$11,496
Right-of-use assets obtained in exchange for finance lease obligations	$-	$277

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

	Operating	Finance
Year Ending December 31,	Leases	Leases
2026	$16,095	$1,797
2027	16,647	2,375
2028	12,345	2,340
2029	10,380	1,902
2030	5,449	6
Thereafter	19,379	-
Total	80,295	8,420
Less: Finance Charges	7,768	931
Total Principal Liability	$72,527	$7,489

The Company has additional lease liabilities of $37.6 million which have not yet commenced as of March 31, 2026, and as such, have not been recognized on the consolidated balance sheets.

7.  Capital Stock

Net income per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended March 31, 2026 and 2025, stock awards and options of 1.1 million and 2.4 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February 2026, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on March 11, 2026 to stockholders of record on February 27, 2026. In May 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 10, 2026 to stockholders of record on May 29, 2026.

Repurchase of common stock

During the three-month periods ended March 31, 2026 and 2025, the Company repurchased 0.5 million and 0.6 million shares of its Class A common stock under its stock repurchase plan for $5.0 million and $5.0 million, respectively. As of March 31, 2026, $137.3 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$16,127	$-	$-	$16,127
Life insurance contracts	-	-	47,276	47,276
Total	$16,127	$-	$47,276	$63,403

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$39,084	$-	$-	$39,084
Life insurance contracts	-	-	48,410	48,410
Total	$39,084	$-	$48,410	$87,494

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2026	2025
Beginning balance at January 1	$48,410	$44,091
Actual return on plan assets	(1,134)	(1,617)
Ending balance at March 31	$47,276	$42,474

Life insurance contracts: Accounting Standards Codification ("ASC") 820 preserves practicability exceptions to fair value measurements provided by other applicable provisions of U.S. GAAP. The guidance in ASC 715-30-35-60 allows a reporting entity, as a practical expedient, to use cash surrender value or conversion value as an expedient for fair value when it is present. Accordingly, the Company determines the fair value of its life insurance contracts as the cash-surrender value of life insurance policies held in its Rabbi Trust.

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0 both as of March 31, 2026 and December 31, 2025, respectively. In prior years, the Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the year ended December 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $14.3 million as of both March 31, 2026 and December 31, 2025, respectively

9.  Income Taxes

Provision for income taxes for the first quarter of 2026 was $0.8 million, compared to $27.1 million for the prior-year period. The effective tax rates for the first quarter 2026 was 29.4% of pre-tax income compared to 20.1% in the prior-year period. The first quarter of 2026 effective tax rate is higher than the prior-year period due to the tax rate benefit from the sale of Mavely in the first quarter of 2025.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $171.8 million and $171.4 million as of March 31, 2026 and December 31, 2025, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2025. If the amount designated as indefinitely reinvested as of December 31, 2025 were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million. The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of March 31, 2026, all tax years through 2024, with the exception of 2021, have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2025 and 2026, the Company has been accepted in the IRS's Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2022. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

In 2021, as part of the Organization for Economic Co-operation and Development's ("OECD") Inclusive Framework, 140 member countries agreed to the implementation of the Pillar Two Global Minimum Tax ("Pillar Two") of 15%. The OECD continues to release additional guidance, including administrative guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that went into effect January 1, 2024. On January 5, 2026, the OECD announced the acceptance of a “side-by-side” safe harbor election that exempts U.S.-parented multinational groups from certain minimum taxes prescribed under the Pillar Two rules. Based on current enacted legislation, the Company anticipates the impact of Pillar Two to be immaterial for 2026.

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

During July of 2025, the Company’s four interest rate derivatives with a total notional amount of $200 million matured, leaving no outstanding derivatives as of March 31, 2026 and December 31, 2025.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in
	Other Comprehensive Income on Derivatives
	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationships:	2026	2025
Interest Rate Swaps	$-	$151

		Amount of Gain Reclassified from
		Accumulated Other Comprehensive Income into Income
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2026	2025
Interest Rate Swaps	Interest expense	$-	$2,110

11.  Segment Information

The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, Southeast Asia/Pacific, Mainland China, Japan, Europe & Africa, South Korea, and Hong Kong/Taiwan—and two Rhyz segments—Manufacturing and Rhyz Other. The Nu Skin Other category includes miscellaneous corporate revenue and related adjustments. The Rhyz Other segment includes two operating segments that are aggregated into one reporting segment and includes other investments by our Rhyz business arm. The Chief Executive Officer is the chief operating decision maker (“CODM”). These segments reflect the way the CODM evaluates the Company's business performance and allocates resources. Reported revenue includes only the revenue generated by sales to external customers.

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

	Three Months Ended March 31, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$57,818	$45,474	$45,148	$39,739	$31,218	$27,457	$25,329	$44,925	$3,734	$320,842
Cost of sales	14,226	11,184	8,005	8,583	8,007	4,320	5,486	38,889	4,354	103,054
Other segment items(2)	32,591	24,987	27,320	19,792	19,460	14,489	12,560	6,118	7,088	164,405
Segment contribution	$11,001	$9,303	$9,823	$11,364	$3,751	$8,648	$7,283	$(82)	$(7,708)	$53,383

	Three Months Ended March 31, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$69,058	$52,172	$47,775	$42,765	$33,021	$28,447	$32,515	$55,290	$2,918	$363,961
Cost of sales	17,766	12,999	8,988	8,755	8,374	5,052	6,441	44,975	1,289	114,639
Other segment items(2)	35,545	27,023	28,235	22,156	19,985	13,705	15,321	8,536	4,009	174,515
Segment contribution	$15,747	$12,150	$10,552	$11,854	$4,662	$9,690	$10,753	$1,779	$(2,380)	$74,807

(1)
The Manufacturing segment had $7.3 million and $8.9 million of intersegment revenue for the three months ended March 31, 2026 and 2025, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Three Months Ended
	March 31,
	2026	2025
Total segment revenue	$320,842	$363,961
Core Nu Skin Adjustments	(234)	529
Total revenue	$320,608	$364,490

	Three Months Ended
	March 31,
	2026	2025
Total segment contribution	$53,383	$74,807
Corporate and Other	(49,357)	(84,710)
Operating income (loss)	4,026	(9,903)
Interest expense	4,250	3,283
Gain on sale of business	-	176,162
Other income (expense), net	2,823	(28,375)
Income before provision for income taxes	$2,599	$134,601

Depreciation and Amortization

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2026	2025
Nu Skin
Americas	$41	$50
Southeast Asia/Pacific	169	190
Mainland China	1,785	2,068
Japan	55	57
Europe & Africa	171	264
Hong Kong/Taiwan	250	377
South Korea	87	174
Total Nu Skin	2,558	3,180
Rhyz
Manufacturing	3,250	3,334
Rhyz Other	340	912
Total Rhyz	3,590	4,246
Corporate and Other	6,194	6,780
Total	$12,342	$14,206

Capital Expenditures

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2026	2025
Nu Skin
Americas	$7	$13
Southeast Asia/Pacific	10	-
Mainland China	265	478
Japan	3	-
Europe & Africa	44	6
Hong Kong/Taiwan	23	68
South Korea	7	-
Total Nu Skin	359	565
Rhyz
Manufacturing	4,692	5,674
Rhyz Other	-	16
Total Rhyz	4,692	5,690
Corporate and other	8,663	7,329
Total	$13,714	$13,584

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, growth, initiatives, strategies, products, ingredients, product introductions and offerings, product portfolio optimization, restructuring and exit activities, acquisitions, the integration and performance of acquired companies, divestitures, opportunities and risks; statements of management’s expectations, plans and beliefs regarding global economic conditions and our markets (including India), sales force, sales compensation plan and customer base; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; statements regarding tariffs and trade policies; statements regarding the outcome of litigation, audits, investigations, and other legal or regulatory matters; statements of projections and expectations regarding future sales, expenses, operating results, taxes, duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements regarding the payment of future dividends and stock repurchases; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “enable,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve important risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2025 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2025 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended March 31, 2026 decreased 12.0% to $320.6 million, compared to $364.5 million in the prior-year period. Our revenue in the first quarter of 2026 was positively impacted by 1.1% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 14%, 8% and 13%, respectively, on a year-over-year basis.

The declines for the three-month period ended March 31, 2026 were largely driven by the continued macroeconomic challenges we have been facing in our markets, which have negatively impacted consumer spending and customer acquisition. In addition, while we continue to make progress on our long-term vision, we have experienced headwinds from the transformation process. Our priorities for 2026 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, the continued launch of our Prysm iO intelligent wellness platform and business expansion into India. In the first quarter of 2026, we predominately completed the Sales Leader previews of Prysm iO. We remain focused on the associated Sales Leader activation to enable a successful launch.

Earnings per share for the first quarter of 2026 decreased to $0.04, compared to $2.14 in the prior-year period. Our first quarter of 2026 earnings per share was negatively impacted by the decline in revenue and $5.9 million of charges associated with our decision to wind down our separate BeautyBio business. Our 2025 earnings per share benefited from the January 2025 sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible asset group impairment of $25.1 million in our Rhyz Other segment and a non-cash loss on equity investment of $28.1 million.

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

The following table sets forth revenue for the three-month periods ended March 31, 2026 and 2025 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended			Constant-
	March 31,			Currency
	2026	2025	Change	Change(1)
Nu Skin
Americas	$57,818	$69,058	(16.3)%	(12.6)%
Southeast Asia/Pacific	45,474	52,172	(12.8)%	(16.6)%
Mainland China	45,148	47,775	(5.5)%	(10.0)%
Japan	39,739	42,765	(7.1)%	(4.3)%
Europe & Africa	31,218	33,021	(5.5)%	(14.8)%
Hong Kong/Taiwan	27,457	28,447	(3.5)%	(5.9)%
South Korea	25,329	32,515	(22.1)%	(21.4)%
Nu Skin Other	(234)	529	(144.2)%	(144.4)%
Total Nu Skin	271,949	306,282	(11.2)%	(12.5)%
Rhyz
Manufacturing	44,925	55,290	(18.7)%	(18.7)%
Rhyz Other	3,734	2,918	28.0%	28.0%
Total Rhyz	48,659	58,208	(16.4)%	(16.4)%
Total	$320,608	$364,490	(12.0)%	(13.1)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three-month periods ended March 31, 2026 and 2025 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended March 31, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$57,818	$45,474	$45,148	$39,739	$31,218	$27,457	$25,329	$44,925	$3,734	$320,842
Cost of sales	14,226	11,184	8,005	8,583	8,007	4,320	5,486	38,889	4,354	103,054
Other segment items	32,591	24,987	27,320	19,792	19,460	14,489	12,560	6,118	7,088	164,405
Segment contribution	$11,001	$9,303	$9,823	$11,364	$3,751	$8,648	$7,283	$(82)	$(7,708)	$53,383
Segment contribution as a percentage of revenue	19.0%	20.5%	21.8%	28.6%	12.0%	31.5%	28.8%	(0.2)%	(206.4)%	16.6%

	Three Months Ended March 31, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$69,058	$52,172	$47,775	$42,765	$33,021	$28,447	$32,515	$55,290	$2,918	$363,961
Cost of sales	17,766	12,999	8,988	8,755	8,374	5,052	6,441	44,975	1,289	114,639
Other segment items	35,545	27,023	28,235	22,156	19,985	13,705	15,321	8,536	4,009	174,515
Segment contribution	$15,747	$12,150	$10,552	$11,854	$4,662	$9,690	$10,753	$1,779	$(2,380)	$74,807
Segment contribution as a percentage of revenue	22.8%	23.3%	22.1%	27.7%	14.1%	34.1%	33.1%	3.2%	(81.6)%	20.6%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended March 31, 2026 and 2025.

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

	Three Months Ended
	March 31,
	2026	2025	Change
Customers
Americas	186,448	227,514	(18)%
Southeast Asia/Pacific	67,461	74,584	(10)%
Mainland China	104,721	122,474	(14)%
Japan	102,392	107,742	(5)%
Europe & Africa	115,343	130,154	(11)%
Hong Kong/Taiwan	35,899	42,523	(16)%
South Korea	57,271	71,721	(20)%
Total Customers	669,535	776,712	(14)%
Paid Affiliates
Americas	27,039	26,936	0%
Southeast Asia/Pacific	18,163	22,296	(19)%
Mainland China	18,064	19,859	(9)%
Japan	19,224	21,073	(9)%
Europe & Africa	13,607	15,184	(10)%
Hong Kong/Taiwan	9,541	9,622	(1)%
South Korea	15,212	16,548	(8)%
Total Paid Affiliates	120,850	131,518	(8)%
Sales Leaders
Americas	4,930	6,174	(20)%
Southeast Asia/Pacific	3,769	4,542	(17)%
Mainland China	5,489	6,214	(12)%
Japan	5,943	6,210	(4)%
Europe & Africa	2,314	2,839	(19)%
Hong Kong/Taiwan	2,123	2,207	(4)%
South Korea	2,347	2,850	(18)%
Total Sales Leaders	26,915	31,036	(13)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets, while our Latin America markets grew year-over-year. As our Sales Leaders prioritized Prysm iO and associated wellness products, we experienced switching costs in the first quarter of 2026 as many of our Sales Leaders began adapting to a greater focus on wellness products than previously. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 3.7% for the first quarter of 2026.

The year-over-year decrease in segment contribution for the first quarter of 2026 primarily reflects the overall decline in revenue, as well as a 3.5 percentage-point increase in selling expenses from additional incentives aimed at assisting the transition to the sales performance plan.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the first quarter of 2026 is primarily attributable to slowing momentum from the general macroeconomic factors in the markets. We remain focused on expansion of our developing market strategy in this region. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 3.8% for the first quarter of 2026.

The year-over-year decrease in segment contribution for the first quarter of 2026 primarily reflects the decline in revenue as well as a slight increase in general and administrative cost associated with our pre-market activities in India in preparation for the full market opening in late 2026.

Mainland China. Our Mainland China market continued to be challenged during the first quarter of 2026, with ongoing macroeconomic factors, the associated decrease in consumer spending and a continued shift of market consumer awareness and demand to online product marketplaces. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 4.5% for the first quarter of 2026.

The decrease in segment contribution for the first quarter of 2026 primarily reflects the decline in revenue.

Japan. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders is partially attributable to consumer inflationary pressures which depressed spending. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 2.8% for the first quarter of 2026.

The year-over-year decrease in segment contribution is primarily attributable to the decreased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 9.3% for the first quarter of 2026.

The year-over-year decrease in segment contribution was primarily driven by an increase in general and administrative expenses with a decline in revenue.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the first quarter of 2026 is attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. Our reported revenue reflects benefits from favorable foreign currency fluctuations of 2.4% for the first quarter of 2026.

The decrease in segment contribution for the first quarter of 2026 is partially attributable to a 2.1 percentage-point increase in selling expenses associated with our recent compensation plan enhancements, as well as the decline in revenue paired with the fixed nature of general and administrative expenses, partially offset by a 2.0 percentage point improvement in gross margin from less product write-offs and product promotions.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the first quarter of 2026. In addition, in the first quarter of 2026, we lowered our commission to remain in compliance with the local law.

The year-over-year decline in segment contribution primarily reflects the decline in revenue, as well as a 1.9 percentage-point decrease in gross margin and a 1.5 percentage-point decrease in selling expenses from the reduction.

Manufacturing. Our Manufacturing segment revenue decreased 18.7% for the first quarter of 2026. The decrease is partially due to a tough comparison with a strong first quarter of 2025, as well as customer order delays related to the tariff and associated economic uncertainty.

The decrease in segment contribution is primarily due to the decline in revenue, as well as fixed cost pressure within cost of goods sold.

Rhyz Other. The increase in revenue for the first quarter of 2026 is primarily from our LifeDNA, Inc. (“LifeDNA”) entity, a DNA assessment and recommendation technology company, which revenue increased 96.1% for the first quarter of 2026. We are currently evaluating strategic opportunities with LifeDNA, including potentially divesting it, to maximize our return on investment. This was partially offset by a 66.9% decline in revenue at our BeautyBio entity, which we have decided to exit in the first quarter of 2026.

During the three months ended March 31, 2026, we acquired the remaining 30% equity interest in LifeDNA, for cash consideration of $6.5 million. The carrying amount of noncontrolling interest, which was previously included in other liabilities on the consolidated balance sheet, was reduced by $4.1 million, with the difference of $2.4 million recorded in additional paid-in capital. Following this transaction, LifeDNA became a wholly owned subsidiary. Due to the noncontrolling interest’s immaterial balance, we have not historically separately disclosed the noncontrolling interest balance or activity.

The decrease in segment contribution is primarily due to our decision to wind down our separate BeautyBio business and the associated $3.1 million inventory charge, $1.8 million of intangible impairment and $1.0 million in other associated costs.

Consolidated Results

Revenue

Revenue for the three-month period ended March 31, 2026 decreased 12.0% to $320.6 million, compared to $364.5 million in the prior-year period. Our revenue in the first quarter of 2026 was positively impacted by 1.1%, from foreign-currency fluctuations. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 66.9% for the first quarter of 2026, compared to 67.8% for the prior-year period. Gross profit as a percentage of revenue for our Nu Skin business increased 0.2 percentage points to 76.9% for the first quarter of 2026.

Selling expenses

Selling expenses as a percentage of revenue increased to 34.3% for the first quarter of 2026, compared to 32.5% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue increased 1.8 percentage points to 40.5% for the first quarter of 2026. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period.

General and administrative expenses

General and administrative expenses decreased to $98.5 million in the first quarter of 2026, compared to $113.2 million in the prior-year period. The $14.7 million decline for the first quarter is from a $5.5 million contraction in labor expenses primarily from $5.2 million of stock-based compensation expense recorded in the first quarter of 2025 related to profit interest units issued to the Mavely founders and a $5.4 million decline in software and related contracts from continued cost management. General and administrative expenses as a percentage of revenue decreased to 30.7% for the first quarter of 2026, from 31.1% for the prior-year period.

Impairment expenses

Intangibles and fixed asset impairment. During the three months ended March 31, 2025, we decided to make a strategic shift in how we operate the BeautyBio asset group. These strategic changes included exiting certain sales channels, which reduced the forecasted revenues for BeautyBio. We concluded these actions were an interim impairment triggering event that required us to perform an interim impairment analysis on our BeautyBio asset group. We assessed the recoverability of the related asset group comparing the carrying value to the undiscounted cash flows expected to be generated. The recoverability test indicated the asset group was impaired. We concluded that the carrying value of the asset group exceeded the estimated fair value, which resulted in an impairment charge of $25.1 million in our Rhyz Other segment during the three months ended March 31, 2025.

During the three months ended March 31, 2026, we decided to wind down our separate BeautyBio business. As part of this exit, we incurred an impairment charge of $1.8 million.

Interest expense

Interest expense increased to $4.3 million in the first quarter of 2026, compared to $3.3 million in the prior-year period. The increase is primarily due to our interest rate swap arrangements that we entered into in 2020 maturing on July 31, 2025, at which time our effective interest rate increased.

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

Other income (expense), net

Other income (expense), net was $2.8 million for the first quarter of 2026 compared to $(28.4) million for the prior-year period. In the first quarter of 2025, we recorded a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision (benefit) for income taxes

Provision for income taxes for the first quarter of 2026 was $0.8 million, compared to $27.1 million for the prior-year period. The effective tax rate was 29.4% of income before provision for income taxes during the first quarter of 2026 compared to 20.1% in the prior-year period. The first quarter of 2026 effective tax rate is higher than the prior-year period due to the tax rate benefit from the sale of Mavely in the first quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our income tax benefit for the three months ended March 31, 2026. We will continue to evaluate the impacts of OBBBA and do not expect the OBBBA to have a material impact to our total tax provision.

Net income

As a result of the foregoing factors, net income for the first quarter of 2026 was $1.8 million compared to $107.5 million in the prior-year period.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. However, in the first three months of 2026, we had a net outflow of $3.9 million in cash from operations, compared to $0.4 million of cash provided by operations in the prior-year period. The decrease in cash flow from operations primarily reflects cash payments made in the first quarter of 2026 related to prepaid corporate income taxes. Cash and cash equivalents, including current investments, as of March 31, 2026 and December 31, 2025 were $200.4 million and $239.8 million, respectively, with the decrease being primarily driven by $13.7 million of capital expenditures, $6.5 million for the purchase of noncontrolling interest in LifeDNA and $5.0 million in share repurchases.

Working capital. As of March 31, 2026, working capital was $265.9 million, compared to $284.0 million as of December 31, 2025. Our decrease in working capital is primarily attributable to changes in our cash balance as explained above.

Capital expenditures. Capital expenditures for the three months ended March 31, 2026 were $13.7 million. We expect that our capital expenditures in 2026 will be primarily related to:

●	Rhyz plant expansion to increase capacity and capabilities;
●	purchases and expenditures for computer systems and equipment, software, and application development; and
●	the expansion and upgrade of facilities in our various markets.

We estimate that capital expenditures for the uses listed above will total approximately $40–60 million for 2026.

2022 Credit Agreement. On June 14, 2022, we entered into an Amended and Restated 2022 Credit Agreement (the “2022 Credit Agreement”) with various financial institutions as lenders and Bank of America, N.A., as administrative agent. The 2022 Credit Agreement provided for a $400.0 million term loan facility and a $500.0 million revolving credit facility, each with a term of five years. We used the proceeds of the term loan and the draw on the revolving facility to pay off the 2018 Credit Agreement. The interest rate applicable to the facilities was subject to adjustments based on our consolidated leverage ratio. The term loan facility amortized in quarterly installments in amounts resulting in an annual amortization of 2.5% during the first year and 5.0% during the subsequent years after the closing date of the 2022 Credit Agreement, with the remainder payable at final maturity. As of December 31, 2025, we had $0.0 million of outstanding borrowings under our revolving credit facility, and $225.0 million on our term loan facility. The carrying value of the debt also reflected debt issuance costs of $0.8 million as of December 31, 2025, related to the 2022 Credit Agreement. The 2022 Credit Agreement required us to maintain a consolidated leverage ratio not exceeding 2.75 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of December 31, 2025, we were in compliance with all debt covenants under the 2022 Credit Agreement.

Credit Agreement. On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175.0 million term loan facility and a $75.0 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company's consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility will amortize in equal quarterly installments in amounts resulting in an annual amortization of $20.0 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company's domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. As of March 31, 2026, we had $50.0 million of outstanding borrowings under our revolving credit facility, and $175.0 million on our term loan facility. The carrying value of the debt also reflected debt issuance costs of $1.4 million as of March 31, 2026, related to the Credit Agreement. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

The Credit Agreement also includes other covenants, including covenants that, subject to certain exceptions, restrict the ability of the Company and its subsidiaries (i) to create, incur, assume or permit to exist any liens, (ii) to incur additional indebtedness, (iii) to make investments and acquisitions, (iv) to enter into mergers, consolidations or similar transactions, (v) to make certain dispositions of assets, (vi) to make dividends, distributions and prepayments of certain indebtedness, (vii) to change the nature of the Company’s business, (viii) to enter into certain transactions with affiliates, (ix) to enter into certain burdensome agreements, (x) to make certain amendments to certain agreements and organizational documents and (xi) to make certain accounting changes.

As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Derivative Instruments. During the third quarter of 2025, we had four interest rate swaps mature, with a total notional principal amount of $200 million. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the first quarter of 2026, we repurchased 0.5 million shares of our Class A common stock under the plan for $5.0 million. As of March 31, 2026, $137.3 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2026, our board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on March 11, 2026 to stockholders of record on February 27, 2026. In May 2026, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on June 10, 2026 to stockholders of record on May 29, 2026. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of March 31, 2026 and December 31, 2025, we held $200.4 million and $239.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $159.8 million and $170.7 million as of March 31, 2026 and December 31, 2025, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of March 31, 2026, we had $32.5 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of March 31, 2026 and December 31, 2025, we had $28.0 million and $23.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the first quarter of 2026.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of March 31, 2026, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the three-month periods ended March 31, 2026.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of March 31, 2026 and 2025, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of March 31, 2026 and 2025, we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2025 fiscal year.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or Programs
Period	Purchased	per Share	or Programs	(in millions)(1)
January 1 - 31, 2026	170,677	$10.54	170,677	$140.50
February 1 - 28, 2026	347,675	9.04	347,675	$137.40
March 1 - 31, 2026	7,869	8.53	7,869	$137.30
Total	526,221	$9.52	526,221

(1)
In August 2018, we announced that our board of directors approved a stock repurchase plan. Under this plan, our board of directors authorized the repurchase of up to $500 million of our outstanding Class A common stock on the open market or in privately negotiated transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

Trading Plan
On February 19, 2026, Edwina Woodbury, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell 40% of the shares of Class A common stock underlying her 18,008 restricted stock units that will vest on May 28, 2026.  The sale is scheduled to occur on the vesting date of May 28, 2026 or the next possible business day.

ITEM 6.  EXHIBITS

Exhibits Regulation S-K Number	Description
10.1
Second Amendment and Restatement Agreement in connection with the Second Amended and Restated Credit Agreement among the Company, various financial institutions, and Bank of America, N.A. as administrative agent, dated as of March 27, 2026.

10.2	Form of Amended and Restated 2024 Omnibus Incentive Plan (“Amended and Restated 2024 Plan”) Restricted Stock Unit Grant Agreement.
10.3	Form of Amended and Restated 2024 Plan Performance Restricted Stock Unit Grant Agreement.
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chelsea K. Lantz, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chelsea K. Lantz, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2026

NU SKIN ENTERPRISES, INC.

By:	/s/ Chelsea K. Lantz
Chelsea K. Lantz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)