Form 10-Q
period 2026-06-30
NU SKIN ENTERPRISES, INC.
filed 2026-08-10
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of July 31, 2026, 48,676,634 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – SECOND QUARTER 2026

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$189,643	$238,630
Current investments	1,743	1,211
Accounts receivable, net	48,902	39,544
Inventories, net	191,497	178,643
Prepaid expenses and other	76,364	89,670
Total current assets	508,149	547,698

Property and equipment, net	379,550	377,168
Operating lease right-of-use assets	65,442	74,021
Goodwill	4,750	83,625
Other intangible assets, net	37,884	42,614
Other assets	125,755	280,187
Total assets	1,121,530	1,405,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,711	$26,183
Accrued expenses	198,636	217,551
Current portion of long-term debt	20,000	20,000
Total current liabilities	256,347	263,734

Operating lease liabilities	50,075	57,640
Long-term debt	193,664	204,187
Other liabilities	78,705	74,512
Total liabilities	578,791	600,073

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	612,412	635,994
Treasury stock, at cost – 41.9 million and 42.4 million shares	(1,558,183)	(1,575,059)
Accumulated other comprehensive loss	(118,152)	(116,105)
Retained earnings	1,606,571	1,860,319
Total stockholders’ equity	542,739	805,240
Total liabilities and stockholders’ equity	$1,121,530	$1,405,313

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$320,112	$386,138	$640,720	$750,628
Cost of sales	101,787	120,405	207,932	237,934
Gross profit	218,325	265,733	432,788	512,694

Operating expenses:
Selling expenses	107,922	128,228	217,976	246,774
General and administrative expenses	90,847	106,725	189,391	219,929
Impairment expenses	78,875	-	80,714	25,114
Total operating expenses	277,644	234,953	488,081	491,817

Operating income (loss)	(59,319)	30,780	(55,293)	20,877
Interest expense	3,322	2,526	7,572	5,809
Gain on sale of business	-	-	-	176,162
Other income (expense), net	(534)	(843)	2,289	(29,218)

Income (loss) before provision for income taxes	(63,175)	27,411	(60,576)	162,012
Provision for income taxes	186,623	6,292	187,386	33,378

Net income (loss)	$(249,798)	$21,119	$(247,962)	$128,634

Net income (loss) per share (Note 7):
Basic	$(5.14)	$0.43	$(5.12)	$2.59
Diluted	$(5.14)	$0.43	$(5.12)	$2.59

Weighted-average common shares outstanding (000s):
Basic	48,596	49,441	48,400	49,601
Diluted	48,596	49,499	48,400	49,748

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(249,798)	$21,119	$(247,962)	$128,634

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	225	11,398	(2,047)	13,841
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $0 and $(18) for the three months ended June 30, 2026 and 2025, respectively and $0 and $(50) for the six months ended June 30, 2026 and 2025, respectively	-	64	-	183
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $0 and $461 for the three months ended June 30, 2026 and 2025, respectively and $0 and $917 for the six months ended June 30, 2026 and 2025, respectively	-	(1,670)	-	(3,324)
	225	9,792	(2,047)	10,700
Comprehensive income (loss)	$(249,573)	$30,911	$(250,009)	$139,334

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended June 30, 2026
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2026	$91	613,890	(1,560,799)	(118,377)	1,859,282	794,087

Net loss	-	-	-	-	(249,798)	(249,798)
Other comprehensive income, net of tax	-	-	-	225	-	225
Repurchase of Class A common stock (Note 7)	-	-	-	-	-	-
Exercise of employee stock options (0.2 million shares)/vesting of stock awards	-	(2,595)	2,616	-	-	21
Stock-based compensation	-	1,117	-	-	-	1,117
Cash dividends	-	-	-	-	(2,913)	(2,913)
Balance at June 30, 2026	$91	612,412	(1,558,183)	(118,152)	1,606,571	542,739

	For the Three Months Ended June 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at April 1, 2025	$91	623,477	(1,562,211)	(123,850)	1,816,462	753,969

Net income	-	-	-	-	21,119	21,119
Other comprehensive income, net of tax	-	-	-	9,792	-	9,792
Repurchase of Class A common stock (Note 7)	-	-	-	-	-	-
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	-	(1,780)	1,800	-	-	20
Stock-based compensation	-	5,818	-	-	-	5,818
Cash dividends	-	-	-	-	(2,964)	(2,964)
Balance at June 30, 2025	$91	627,515	(1,560,411)	(114,058)	1,834,617	787,754

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Six Months Ended June 30, 2026
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2026	$91	635,994	(1,575,059)	(116,105)	1,860,319	805,240

Net loss	-	-	-	-	(247,962)	(247,962)
Other comprehensive loss, net of tax	-	-	-	(2,047)	-	(2,047)
Repurchase of Class A common stock (Note 7)	-	-	(5,011)	-	-	(5,011)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	-	(26,023)	21,887	-	-	(4,136)
Stock-based compensation	-	4,812	-	-	-	4,812
Purchase of noncontrolling interest	-	(2,371)	-	-	-	(2,371)
Cash dividends	-	-	-	-	(5,786)	(5,786)
Balance at June 30, 2026	$91	612,412	(1,558,183)	(118,152)	1,606,571	542,739

	For the Six Months Ended June 30, 2025
	Class A Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2025	$91	627,787	(1,563,614)	(124,758)	1,711,949	651,455

Net income	-	-	-	-	128,634	128,634
Other comprehensive income, net of tax	-	-	-	10,700	-	10,700
Repurchase of Class A common stock (Note 7)	-	-	(5,012)	-	-	(5,012)
Exercise of employee stock options (0.4 million shares)/vesting of stock awards	-	(9,357)	8,215	-	-	(1,142)
Stock-based compensation	-	9,085	-	-	-	9,085
Cash dividends	-	-	-	-	(5,966)	(5,966)
Balance at June 30, 2025	$91	627,515	(1,560,411)	(114,058)	1,834,617	787,754

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(247,962)	$128,634
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of business	-	(176,162)
Impairment of goodwill, fixed assets and other intangibles	80,714	25,114
Unrealized losses on equity investments	-	28,077
Depreciation and amortization	25,000	27,258
Non-cash lease expense	12,508	13,055
Stock-based compensation	4,812	15,126
Inventory write-down	6,130	5,800
Foreign currency losses (gains)	(254)	2,441
Loss (gain) on disposal of assets	293	(72)
Deferred taxes	165,952	(6,793)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,007)	(8,660)
Inventories, net	(21,260)	10,909
Prepaid expenses and other	12,728	6,251
Other assets	(4,342)	(7,356)
Accounts payable	11,733	(6,824)
Accrued expenses	(30,326)	(20,334)
Other liabilities	987	(280)
Net cash provided by operating activities	6,706	36,184

Cash flows from investing activities:
Purchases of property and equipment	(19,352)	(13,602)
Purchases of investments	(573)	-
Proceeds on investment sales	-	10,214
Proceeds from sale of business, net	-	193,725
Net cash (used in) provided by investing activities	(19,925)	190,337

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(4,136)	(1,142)
Payment of cash dividends	(5,786)	(5,966)
Repurchases of shares of common stock	(5,011)	(5,012)
Finance lease principal payments	(978)	(1,120)
Proceeds from debt	225,000	15,000
Payments of debt	(235,000)	(160,000)
Payment of debt issuance costs	(1,369)	-
Purchase of noncontrolling interest	(6,500)	(1,498)
Other, net	-	2,711
Net cash used in financing activities	(33,780)	(157,027)

Effect of exchange rate changes on cash	(1,988)	7,782

Net (decrease) increase in cash and cash equivalents	(48,987)	77,276

Cash and cash equivalents, beginning of period	238,630	186,883

Cash and cash equivalents, end of period	$189,643	$264,159

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.	The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit. Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Mainland China; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz Other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”). During the fourth quarter of 2025, the Company began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening anticipated in the first half of 2027. This market’s financial results, which are included in the Southeast Asia/Pacific segment in this report, were insignificant for the second quarter and first half of 2026.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of June 30, 2026, and for the six-month periods ended June 30, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2025 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Inventories, net

Inventories, net consist of the following (U.S. dollars in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$101,905	$94,944
Finished goods	89,592	83,699
Total inventory, net	$191,497	$178,643

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$50,175	$79,409	$57,958	$84,006
Additions	1,380	2,715	6,130	5,800
Write-offs	(4,850)	(6,428)	(17,383)	(14,110)
Ending balance	$46,705	$75,696	$46,705	$75,696

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of June 30, 2026 and December 31, 2025 was $6.3 million and $7.2 million, respectively. The contract liabilities’ impact to revenue for the three-month periods ended June 30, 2026 and 2025 was a decrease of $0.1 million and an increase of $0.1 million, respectively. The impact to revenue for the six-month periods ended June 30, 2026, and 2025 was an increase of $0.9 million and an increase of $0.4 million, respectively.

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

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0, respectively, as of both June 30, 2026 and December 31, 2025.

During the three months ended June 30, 2026, the Company determined that the continued decline in the Company’s stock price and corresponding market capitalization as well as declines in the manufacturing segment forecast was a triggering event that required the Company to perform a quantitative impairment analysis. Based on the analysis, the Company concluded the fair value of the manufacturing reporting unit was less than the carrying value. As a result, the Company recorded a non-cash goodwill impairment charge of $78.9 million within impairment expenses on the consolidated statement of income. As part of the Company’s impairment analysis, the fair value of the reporting unit was determined using the income and market approach. The income approach used level 3 inputs and utilized management’s estimates related to future cash flows, which assumed factors such as revenue growth rates, profitability margins, and discount rates.

The following table presents the change in carrying amount of goodwill by reporting unit for the six months ended June 30, 2026 (U.S. dollars in thousands):

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Goodwill as of December 31, 2025	$-	$-	$-	$-	$-	$-	$-	$78,875	$4,750	$83,625
Impairment	-	-	-	-	-	-	-	(78,875)	-	(78,875)
Goodwill as of June 30, 2026	$-	$-	$-	$-	$-	$-	$-	$-	$4,750	$4,750

Accumulated impairment losses for each segment as of June 30, 2026 and December 31, 2025 are as follows:

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Accumulated impairment losses as of December 31, 2025	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$-	$19,587	$134,541
Impairment	-	-	-	-	-	-	-	78,875	-	78,875
Accumulated impairment losses as of June 30, 2026	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$78,875	$19,587	$213,416

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

During the first quarter of 2026, the Company decided to wind down its separate BeautyBio business. As a result of this decision, the Company recorded an impairment charge of $1.8 million on the BeautyBio asset group, which is part of its Rhyz Other segment, within impairment expenses on the consolidated statement of income. As of March 31, 2026, the BeautyBio asset group has no remaining carrying value.

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

Credit Agreement

On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175 million term loan facility and a $75 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility will amortize in equal quarterly installments in amounts resulting in an annual amortization of $20 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of June 30, 2026 and December 31, 2025:

Facility or Arrangement	Original Principal Amount	Balance as of June 30, 2026 (1)(2)	Balance as of December 31, 2025(1)(2)	Interest Rate	Repayment Terms
2022 Credit Agreement term loan facility	$400.0 million	-	$225.0 million	-	Principal amount was paid in full during March 2026.
2022 Credit Agreement revolving credit facility		-	-	-	Revolving line of credit was paid in full during September 2025 and credit line was closed during March 2026.
Credit Agreement term loan facility	$175.0 million	$170.0 million	-	Variable 30 day: 5.39%	54.3% of the principal amount is payable in quarterly installments over a five-year period that began on June 30, 2026, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$45.0 million	-	Variable 30 day: 5.39%	Revolving line of credit expires March 27, 2031.

(1)
As of June 30, 2026 and December 31, 2025, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and 2022 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.3 million and $0.8 million as of June 30, 2026 and December 31, 2025, respectively, related to the Credit Agreement and 2022 Credit Agreement, which are not reflected in this table.

6.	Leases

As of June 30, 2026, the weighted-average remaining lease term was 6.1 and 3.4 years for operating and finance leases, respectively. As of June 30, 2026, the weighted-average discount rate was 3.7% and 6.6% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense
Operating lease cost	$5,552	$5,956	$11,374	$11,872
Variable lease cost	881	1,273	1,744	2,234
Finance lease expense
Amortization of right-of-use assets	499	551	1,011	1,081
Interest on lease liabilities	123	165	256	333
Total lease expense	$7,055	$7,945	$14,385	$15,520

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Six Months Ended June 30,
	2026	2025

Operating cash outflow from operating leases	$11,204	$11,956
Operating cash outflow from finance leases	$244	$351
Financing cash outflow from finance leases	$978	$1,120
Right-of-use assets obtained in exchange for operating lease obligations	$2,850	$15,201
Right-of-use assets obtained in exchange for finance lease obligations	$38	$47

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$10,548	$1,183
2027	16,662	2,346
2028	12,420	2,310
2029	10,328	1,879
2030	5,424	9
Thereafter	19,277	-
Total	74,659	7,727
Less: Finance Charges	7,153	801
Total Principal Liability	$67,506	$6,926

The Company has additional lease liabilities of $37.6 million which have not yet commenced as of June 30, 2026, and as such, have not been recognized on the consolidated balance sheets.

7.	Capital Stock

Net income (loss) per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended June 30, 2026 and 2025, stock awards and options of 3.5 million and 1.8 million, respectively, and for the six-month periods ended June 30, 2026 and 2025, stock awards and options of 1.8 million and 1.8 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February and May 2026, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $2.9 million were paid on March 11, 2026 and June 10, 2026, respectively, to stockholders of record on February 27, 2026 and May 29, 2026, respectively. In August 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 9, 2026 to stockholders of record on August 28, 2026.

Repurchase of common stock

During the six-month periods ended June 30, 2026 and 2025, the Company repurchased 0.5 million and 0.6 million shares of its Class A common stock under its stock repurchase plan for $5.0 million and $5.0 million, respectively. The Company repurchased no shares of its Class A common stock under its stock repurchase plan during the three-month periods ended June 30, 2026 and 2025. As of June 30, 2026, $137.3 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$20,752	$-	$-	$20,752
Life insurance contracts	-	-	52,149	52,149
Total	$20,752	$-	$52,149	$72,901

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$39,084	$-	$-	$39,084
Life insurance contracts	-	-	48,410	48,410
Total	$39,084	$-	$48,410	$87,494

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2026	2025
Beginning balance at January 1	$48,410	$44,091
Actual return on plan assets	3,739	1,935
Ending balance at June 30	$52,149	$46,026

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0 both as of June 30, 2026 and December 31, 2025, respectively. In prior years, the Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the year ended December 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $14.6 million as of June 30, 2026 and $14.3 million as of December 31, 2025,

9.	Income Taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2026 was $186.6 million and $187.4 million, respectively, compared to $6.3 million and $33.4 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2026, were (295.4)% and (309.3)% of pre-tax income, respectively, compared to 23.0% and 20.6% in the prior-year periods. The change in the effective tax rate in the second quarter of 2026 is primarily due to a valuation allowance established on the Company’s U.S. deferred tax assets.

During the second quarter of 2026, the Company established a $167.5 million valuation allowance against its U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all available evidence, positive and negative, including cumulative losses recognized in the U.S. entity over the past three years. These cumulative losses were mainly due to the impairment of goodwill and other intangibles assets. Therefore, the Company recorded a full valuation allowance against these U.S. deferred tax assets as of June 30, 2026.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $6.7 million and $171.4 million as of June 30, 2026 and December 31, 2025, respectively.

The Company evaluates its indefinite reinvestment assertions with respect to foreign earnings for each quarter. For all foreign earnings, the Company accrues the applicable foreign income taxes. For the earnings that have been indefinitely reinvested, the Company does not accrue foreign withholding taxes. Undistributed earnings that the Company has indefinitely reinvested, for which no foreign withholding taxes have been provided, aggregate to $60.0 million as of December 31, 2025. If the amount designated as indefinitely reinvested as of December 31, 2025 were repatriated to the United States, the amount of incremental taxes would be approximately $6.0 million. The Company intends to utilize the indefinitely reinvested offshore earnings to fund foreign investments, specifically capital expenditures

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of June 30, 2026, all tax years through 2024, with the exception of 2021, have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2025 and 2026, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2022. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

During July of 2025, the Company’s four interest rate derivatives with a total notional amount of $200 million matured, leaving no outstanding derivatives as of June 30, 2026 and December 31, 2025.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in
	Other Comprehensive Income (Loss) on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	2026	2025	2026	2025
Interest Rate Swaps	$-	$82	$-	$233

		Amount of Gain Reclassified from
		Accumulated Other Comprehensive Income (Loss) into Income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2026	2025	2026	2025
Interest Rate Swaps	Interest expense	$-	$2,131	$-	$4,241

11.	Segment Information

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

	Three Months Ended June 30, 2026
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$59,763	$45,956	$43,257	$38,143	$32,317	$26,074	$25,620	$46,369	$2,534	$320,033
Cost of sales	15,037	8,283	10,518	7,832	7,784	4,255	5,441	40,873	478	100,501
Other segment items(2)	33,582	26,335	25,080	19,385	19,944	13,949	12,695	6,073	2,503	159,546
Segment contribution	$11,144	$11,338	$7,659	$10,926	$4,589	$7,870	$7,484	$(577)	$(447)	$59,986

	Three Months Ended June 30, 2025
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$72,946	$53,224	$50,834	$44,550	$37,328	$27,527	$34,068	$60,400	$4,834	$385,711
Cost of sales	18,401	9,800	12,025	9,035	9,531	4,662	7,058	46,963	1,085	118,560
Other segment items(2)	37,729	28,967	26,587	23,562	21,877	14,536	16,934	9,737	3,886	183,815
Segment contribution	$16,816	$14,457	$12,222	$11,953	$5,920	$8,329	$10,076	$3,700	$(137)	$83,336

	Six Months Ended June 30, 2026
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$117,581	$91,104	$88,730	$77,882	$63,535	$53,531	$50,948	$91,293	$6,268	$640,872
Cost of sales	29,263	16,288	21,702	16,415	15,791	8,574	10,927	79,762	4,832	203,554
Other segment items(2)	66,173	53,655	50,066	39,178	39,404	28,439	25,255	12,190	9,591	323,951
Segment contribution	$22,145	$21,161	$16,962	$22,289	$8,340	$16,518	$14,766	$(659)	$(8,155)	$113,367

	Six Months Ended June 30, 2025
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$142,004	$100,999	$103,006	$87,315	$70,349	$55,974	$66,583	$115,690	$7,752	$749,672
Cost of sales	36,167	18,788	25,024	17,789	17,905	9,714	13,499	91,938	2,374	233,198
Other segment items(2)	73,274	57,202	53,610	45,719	41,862	28,241	32,256	18,273	7,895	358,332
Segment contribution	$32,563	$25,009	$24,372	$23,807	$10,582	$18,019	$20,828	$5,479	$(2,517)	$158,142

(1)
The Manufacturing segment had $8.8 million and $8.6 million of intersegment revenue for the three months ended June 30, 2026 and 2025, respectively, and $16.1 million and $17.5 million for the six months ended June 30, 2026 and 2025, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

(2)	Other segment items primarily include selling expenses and general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment revenue	$320,033	$385,711	$640,872	$749,672
Core Nu Skin Adjustments	79	427	(152)	956
Total revenue	$320,112	$386,138	$640,720	$750,628

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment contribution	$59,986	$83,336	$113,367	$158,142
Corporate and Other	(119,305)	(52,556)	(168,660)	(137,265)
Operating income (loss)	(59,319)	30,780	(55,293)	20,877
Interest expense	3,322	2,526	7,572	5,809
Gain on sale of business	-	-	-	176,162
Other income (expense), net	(534)	(843)	2,289	(29,218)
Income before provision for income taxes	$(63,175)	$27,411	$(60,576)	$162,012

Depreciation and Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Nu Skin
Americas	$31	$43	$72	$93
Mainland China	1,781	2,032	3,566	4,100
Southeast Asia/Pacific	155	193	324	383
Japan	54	58	109	115
Europe & Africa	204	277	375	541
Hong Kong/Taiwan	224	353	474	730
South Korea	92	152	179	326
Total Nu Skin	2,541	3,108	5,099	6,288
Rhyz
Manufacturing	3,255	3,294	6,505	6,628
Rhyz Other	241	370	581	1,282
Total Rhyz	3,496	3,664	7,086	7,910
Corporate and Other	6,621	6,280	12,815	13,060
Total	$12,658	$13,052	$25,000	$27,258

Capital Expenditures

	Three Months Ended June 30,		Six Months Ended June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Nu Skin
Americas	$-	$6	$7	$19
Mainland China	277	470	542	948
Southeast Asia/Pacific	-	79	10	79
Japan	18	-	21	-
Europe & Africa	36	5	80	11
Hong Kong/Taiwan	15	52	38	120
South Korea	126	18	133	18
Total Nu Skin	472	630	831	1,195
Rhyz
Manufacturing	(252)	988	4,440	1,662
Rhyz Other	2	-	2	16
Total Rhyz	(250)	988	4,442	1,678
Corporate and other	5,416	3,399	14,079	10,729
Total	$5,638	$5,017	$19,352	$13,602

12.	Commitments and Contingencies

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

Overview

Revenue for the three-month period ended June 30, 2026 decreased 17.1% to $320.1 million, compared to $386.1 million in the prior-year period, and revenue for the six-month period ended June 30, 2026 decreased 14.6% to $640.7 million, compared to $750.6 million in the prior-year period. Our revenue in the second quarter of 2026 was negatively impacted by 1.0% from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 14%, 8% and 9%, respectively, on a year-over-year basis.

The declines for the three- and six-month periods ended June 30, 2026 were largely driven by the continued macroeconomic challenges we have been facing in our markets, which have negatively impacted consumer spending and customer acquisition. Our priorities for 2026 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, the continued launch of our Prysm iO intelligent wellness platform and business expansion into India. Our early learnings from the Prysm iO have resulted in a shift in the strategy from a device placement focus to an assessment model that is more conducive to in-person engagement. In addition, from our preview in India we have identified the need to simplify the model in advance of our full market opening, which is now slated for the first half of 2027.

Earnings per share for the second quarter of 2026 decreased to $(5.14), compared to $0.43 in the prior-year period. Earnings per share for the first six months of 2026 decreased to $(5.12), compared to $2.59 in the prior-year period. Our second quarter 2026 earnings per share were negatively impacted by an impairment charge of $78.9 million and a $167.5 million valuation allowance associated with our U.S. deferred tax assets, as well as the decline in revenue. Our earnings per share for the first six months of 2026 were negatively impacted by the second quarter impairment charge, second quarter valuation allowance, charges associated with our first quarter of 2026 wind down of our separate BeautyBio business and decline in revenue. Our 2025 earnings per share benefited from the January 2025 sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible asset group impairment of $25.1 million in our Rhyz Other segment and a non-cash loss on equity investment of $28.1 million.

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

The following table sets forth revenue for the three- and six-month periods ended June 30, 2026 and 2025 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended			Constant-	Six Months Ended			Constant-
	June 30,			Currency	June 30,			Currency
	2026	2025	Change	Change(1)	2026	2025	Change	Change(1)
Nu Skin
Americas	$59,763	$72,946	(18.1)%	(15.8)%	$117,581	$142,004	(17.2)%	(14.2)%
Mainland China	45,956	53,224	(13.7)%	(18.7)%	91,104	100,999	(9.8)%	(14.6)%
Southeast Asia/Pacific	43,257	50,834	(14.9)%	(16.3)%	88,731	103,006	(13.9)%	(16.5)%
Japan	38,143	44,550	(14.4)%	(5.5)%	77,882	87,315	(10.8)%	(4.9)%
Europe & Africa	32,317	37,328	(13.4)%	(15.2)%	63,535	70,349	(9.7)%	(15.0)%
Hong Kong/Taiwan	26,074	27,527	(5.3)%	(3.6)%	53,531	55,974	(4.4)%	(4.8)%
South Korea	25,620	34,068	(24.8)%	(19.0)%	50,949	66,583	(23.5)%	(20.2)%
Nu Skin Other	79	427	(81.5)%	(81.5)%	(155)	956	(116.2)%	(116.2)%
Total Nu Skin	271,209	320,904	(15.5)%	(14.2)%	543,158	627,186	(13.4)%	(13.4)%
Rhyz
Manufacturing	46,369	60,400	(23.2)%	(23.2)%	91,294	115,690	(21.1)%	(21.1)%
Rhyz Other	2,534	4,834	(47.6)%	(47.6)%	6,268	7,752	(19.1)%	(19.1)%
Total Rhyz	48,903	65,234	(25.0)%	(25.0)%	97,562	123,442	(21.0)%	(21.0)%
Total	$320,112	$386,138	(17.1)%	(16.1)%	$640,720	$750,628	(14.6)%	(14.6)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three- and six-month periods ended June 30, 2026 and 2025 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended June 30, 2026
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$59,763	$45,956	$43,257	$38,143	$32,317	$26,074	$25,620	$46,369	$2,534	$320,033
Cost of sales	15,037	8,283	10,518	7,832	7,784	4,255	5,441	40,873	478	100,501
Other segment items	33,582	26,335	25,080	19,385	19,944	13,949	12,695	6,073	2,503	159,546
Segment contribution	$11,144	$11,338	$7,659	$10,926	$4,589	$7,870	$7,484	$(577)	$(447)	$59,986
Segment contribution as a percentage of revenue	18.6%	24.7%	17.7%	28.6%	14.2%	30.2%	29.2%	(1.2)%	(17.6)%	18.7%

	Three Months Ended June 30, 2025
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$72,946	$53,224	$50,834	$44,550	$37,328	$27,527	$34,068	$60,400	$4,834	$385,711
Cost of sales	18,401	9,800	12,025	9,035	9,531	4,662	7,058	46,963	1,085	118,560
Other segment items	37,729	28,967	26,587	23,562	21,877	14,536	16,934	9,737	3,886	183,815
Segment contribution	$16,816	$14,457	$12,222	$11,953	$5,920	$8,329	$10,076	$3,700	$(137)	$83,336
Segment contribution as a percentage of revenue	23.1%	27.2%	24.0%	26.8%	15.9%	30.3%	29.6%	6.1%	(2.8)%	21.6%

	Six Months Ended June 30, 2026
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$117,581	$91,104	$88,730	$77,882	$63,535	$53,531	$50,948	$91,293	$6,268	$640,872
Cost of sales	29,263	16,288	21,702	16,415	15,791	8,574	10,927	79,762	4,832	203,554
Other segment items	66,173	53,655	50,066	39,178	39,404	28,439	25,255	12,190	9,591	323,951
Segment contribution	$22,145	$21,161	$16,962	$22,289	$8,340	$16,518	$14,766	$(659)	$(8,155)	$113,367
Segment contribution as a percentage of revenue	18.8%	23.2%	19.1%	28.6%	13.1%	30.9%	29.0%	(0.7)%	(130.1)%	17.7%

	Six Months Ended June 30, 2025
	Nu Skin							Rhyz
		Mainland	Southeast		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	China	Asia/Pacific	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$142,004	$100,999	$103,006	$87,315	$70,349	$55,974	$66,583	$115,690	$7,752	$749,672
Cost of sales	36,167	18,788	25,024	17,789	17,905	9,714	13,499	91,938	2,374	233,198
Other segment items	73,274	57,202	53,610	45,719	41,862	28,241	32,256	18,273	7,895	358,332
Segment contribution	$32,563	$25,009	$24,372	$23,807	$10,582	$18,019	$20,828	$5,479	$(2,517)	$158,142
Segment contribution as a percentage of revenue	22.9%	24.8%	23.7%	27.3%	15.0%	32.2%	31.3%	4.7%	(32.5)%	21.1%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Change

	2026	2025
Customers
Americas	183,757	240,477	(24)%
Mainland China	103,891	117,325	(11)%
Southeast Asia/Pacific	69,354	72,814	(5)%
Japan	100,849	105,961	(5)%
Europe & Africa	111,332	126,146	(12)%
Hong Kong/Taiwan	36,549	41,371	(12)%
South Korea	54,305	67,313	(19)%
Total Customers	660,037	771,407	(14)%
Paid Affiliates
Americas	27,337	28,827	(5)%
Mainland China	18,736	19,399	(3)%
Southeast Asia/Pacific	17,677	21,092	(16)%
Japan	19,018	19,605	(3)%
Europe & Africa	13,307	15,320	(13)%
Hong Kong/Taiwan	9,390	9,570	(2)%
South Korea	14,826	16,986	(13)%
Total Paid Affiliates	120,291	130,799	(8)%
Sales Leaders
Americas	5,041	5,971	(16)%
Mainland China	5,899	5,790	2%
Southeast Asia/Pacific	3,631	4,126	(12)%
Japan	5,782	5,882	(2)%
Europe & Africa	2,216	2,695	(18)%
Hong Kong/Taiwan	1,858	2,063	(10)%
South Korea	2,571	3,066	(16)%
Total Sales Leaders	26,998	29,593	(9)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment reflect a continued decline in our North America markets. For the second quarter of 2026, our Latin America markets’ revenue contracted on a reported currency basis, with growth for the first half of 2026. As our Sales Leaders prioritized Prysm iO and associated wellness products during the first half of 2026, we experienced switching costs as many of our Sales Leaders began adapting to a greater focus on wellness products than previously. During the second quarter of 2026, we released enhancements to our sales compensation plan, with a higher focus on aligning incentives around Sales Leader development and retention. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 2.3% and 3.0% for the second quarter and first half of 2026, respectively.

The year-over-year decrease in segment contribution for the second quarter and first half of 2026 primarily reflects the overall decline in revenue, as well as a 3.1 and 3.3 percentage-point increase for the second quarter and first half of 2026, respectively, in selling expenses from additional incentives aimed at assisting the transition associated with the sales compensation plan enhancements.

Mainland China. Our Mainland China market continued to be challenged during the second quarter and first half of 2026, with ongoing macroeconomic factors, the associated decrease in consumer spending and a continued shift of market consumer awareness and demand to online product marketplaces. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 5.0% and 4.8% for the second quarter and first half of 2026, respectively. During the second quarter of 2026, we released enhancements to the business model, as well as additional incentives for our sales force, which we believe helped drive a 2% increase in Sales Leaders as well as a slowing of the decline of Paid Affiliates for the second quarter of 2026.

The decrease in segment contribution for the second quarter and first half of 2026 primarily reflects the decline in revenue and associated fixed cost pressures on general and administrative expenses.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2026 is primarily attributable to slowing momentum from the general macroeconomic factors in the markets. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 1.4% and 2.6% for the second quarter and first half of 2026, respectively.

The year-over-year decrease in segment contribution for the second quarter and first half of 2026 primarily reflects the decline in revenue as well as an increase in selling expenses and general and administrative cost associated with our pre-market activities in India in preparation for the full market opening in the first half of 2027.

Japan. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders is partially attributable to consumer inflationary pressures which depressed spending. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 8.8% and 5.9% for the second quarter and first half of 2026.

The year-over-year decrease in segment contribution is primarily attributable to the decreased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 1.8% and 5.3% for the second quarter and first half of 2026, respectively.

The year-over-year decline in segment contribution for the second quarter of 2026 primarily reflects the decline in revenue, partially offset by a 1.4 percentage point increase in gross margin from a favorable product mix. The decline in segment contribution for the first half of 2026 is primarily from the decline in revenue.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the second quarter and first half of 2026 are attributable to macroeconomic issues, which are resulting in less purchasing power for our consumers. Our Taiwan market has shown indicators of stabilization with local currency growth for the second quarter and first half of 2026.

The decrease in segment contribution for the second quarter of 2026 is primarily attributable to the decline in revenue. The decrease in segment contribution for the first half of 2026 is primarily from the decline in revenue as well as a 1.5 percentage-point increase in selling expenses associated with our recent compensation plan enhancements, as well as the decline in revenue paired with the fixed nature of general and administrative expenses, partially offset by a 1.3 percentage point improvement in gross margin from less product write-offs and product promotions.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, political instability, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the second quarter and first half of 2026. In addition, in the first quarter of 2026, we lowered our commission to remain in compliance with the local law. Our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 5.8% and 3.3% for the second quarter and first half of 2026, respectively.

The year-over-year decline in segment contribution for the second quarter and first half of 2026 primarily reflects the decline in revenue.

Manufacturing. Our Manufacturing segment revenue decreased 23.2% and 21.1% for the second quarter and first half of 2026, respectively. The decrease is partially due to a challenging comparison with a strong first half of 2025, as well as customer order delays related to the tariff and associated economic uncertainty.

The decrease in segment contribution is primarily due to the decline in revenue, as well as fixed cost pressure within cost of goods sold.

Rhyz Other. The decrease in revenue for the second quarter and first half of 2026 is primarily from our decision to wind down our separate BeautyBio business. In addition, for the second quarter of 2026, our LifeDNA, Inc. (“LifeDNA”) entity, a DNA assessment and recommendation technology company, was challenged by elevated customer acquisition cost.

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

The decrease in segment contribution for the second quarter and first half of 2026 is primarily due to our decision to wind down our separate BeautyBio business and the associated $3.1 million inventory charge, $1.8 million of intangible impairment and $1.0 million in other associated costs recorded in the first quarter of 2026, as well as elevated customer acquisition cost for LifeDNA.

Consolidated Results

Revenue

Revenue for the three-month period ended June 30, 2026 decreased 17.1% to $320.1 million, compared to $386.1 million in the prior-year period. Revenue for the six-month period ended June 30, 2026 decreased 14.6% to $640.7 million compared to $750.6 million in the prior-year period. Our revenue in the second quarter of 2026 was negatively impacted by 1.0%, from foreign-currency fluctuations. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 68.2% for the second quarter of 2026, compared to 68.8% for the prior-year period, and 67.5% for the first six months of 2026, compared to 68.3% for the prior-year period. Gross profit as a percentage of revenue for our Nu Skin business increased 0.2 percentage points to 77.7% for the second quarter of 2026 and increased 0.2 percentage points to 77.3% for the first six months of 2026.

Selling expenses

Selling expenses as a percentage of revenue increased to 33.7% for the second quarter of 2026, compared to 33.2% for the prior-year period, and increased to 34.0% for the first six months of 2026, compared to 32.9% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 0.2 percentage points to 39.8% for the second quarter of 2026 and increased 0.8 percentage points to 40.1% for the first six months of 2026. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. In the third quarter of 2026, we are holding our global Nu Skin LIVE! event in Japan. As a result of the global LIVE! event, we are anticipating an approximate incremental $5.0 million in selling expenses for the third quarter of 2026.

General and administrative expenses

General and administrative expenses decreased to $90.8 million in the second quarter of 2026, compared to $106.7 million in the prior-year period, and decreased to $189.4 million in the first six months of 2026, compared to $219.9 million in the prior-year period. The $15.9 million decline for the second quarter is primarily from a $8.6 million contraction in labor expenses primarily from lower incentive compensation from a decline in performance and a $2.5 million decline in software and related contracts from continued cost management. The $30.5 million decline for the first half of 2026 is primarily from a $14.3 million reduction in labor expense and a $7.9 million decline in software and related contracts. General and administrative expenses as a percentage of revenue increased to 28.4% for the second quarter of 2026, from 27.6% for the prior-year period, and increased to 29.6% for the first six months of 2026, from 29.3% for the prior-year period. In the third quarter of 2026, we anticipate beginning to implement a re-alignment of our organizational resources. As a result of these changes, we are anticipating an approximate incremental $5.0 million in transition cost in the third quarter of 2026, primarily consisting of cash severance charges.

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

Goodwill. During the three months ended June 30, 2026, we determined that the continued decline in our stock price and corresponding market capitalization as well as the decline in our manufacturing reporting unit’s forecast were triggering events that required us to perform a quantitative impairment analysis. When we performed an impairment test during the second quarter of 2026, we concluded the estimated fair value of the manufacturing reporting unit was less than the carrying value of equity as of June 30, 2026. As a result, we recorded a non-cash goodwill impairment charge of $78.9 million in the second quarter of 2026.

Interest expense

Interest expense increased to $3.3 million in the second quarter of 2026, compared to $2.5 million in the prior-year period. Interest expense for the first six months of 2026 increased to $7.6 million compared to $5.8 million for the prior-year period. The increase is primarily due to our interest rate swap arrangements that we entered into in 2020 maturing on July 31, 2025, at which time our effective interest rate increased.

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

Other income (expense), net

Other income (expense), net was $(0.5) million for the second quarter of 2026 compared to $(0.8) million for the prior-year period, and $2.3 million for the first six months of 2026 compared to $(29.2) million for the prior-year period. In the first quarter of 2025, we recorded a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision for income taxes

Provision for income taxes for the three- and six-month periods ended June 30, 2026 was $186.6 million and $187.4 million, respectively, compared to $6.3 million and $33.4 million for the prior-year periods. The effective tax rates for the three- and six-month periods ended June 30, 2026 were (295.4)% and (309.3)% of pre-tax income, respectively, compared to 23.0% and 20.6% in the prior-year periods. The change in the effective tax rate in the second quarter of 2026 is primarily due to the valuation allowance established on our U.S. deferred tax assets.

During the second quarter of 2026, we established a $167.5 million valuation allowance against its U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all available evidence, positive and negative, including cumulative losses recognized in the U.S. entity over the past three years. These cumulative losses were mainly due to the impairment of goodwill and other intangibles assets. Therefore, we recorded a full valuation allowance against these U.S. deferred tax assets as of June 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our income tax benefit for the three months ended June 30, 2026. We will continue to evaluate the impacts of OBBBA and do not expect the OBBBA to have a material impact to our total tax provision.

Net income (loss)

As a result of the foregoing factors, net income for the second quarter of 2026 was $(249.8) million compared to $21.1 million in the prior-year period. Net income for the first six months of 2026 was $(248.0) million, compared to $128.6 million for the first six months of 2025.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. We typically generate positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities. In the first six months of 2026, we generated $6.7 million in cash from operations, compared to $36.2 million in the prior-year period. The decrease in cash flow from operations primarily reflects incremental inventory purchases. Cash and cash equivalents, including current investments, as of June 30, 2026 and December 31, 2025 were $191.4 million and $239.8 million, respectively, with the decrease being primarily driven by $19.4 million of capital expenditures, $10.0 million in net debt payments, $6.5 million for the purchase of noncontrolling interest in LifeDNA, $5.8 million of dividend payments and $5.0 million in share repurchases.

Working capital. As of June 30, 2026, working capital was $251.8 million, compared to $284.0 million as of December 31, 2025. Our decrease in working capital is primarily attributable to changes in our cash balance as explained above.

Capital expenditures. Capital expenditures for the six months ended June 30, 2026 were $19.4 million. We expect that our capital expenditures in 2026 will be primarily related to:

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

Credit Agreement. On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175.0 million term loan facility and a $75.0 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility will amortize in equal quarterly installments in amounts resulting in an annual amortization of $20.0 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. As of June 30, 2026, we had $45.0 million of outstanding borrowings under our revolving credit facility, and $170.0 million on our term loan facility. The carrying value of the debt also reflected debt issuance costs of $1.3 million as of June 30, 2026, related to the Credit Agreement. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

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

As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Derivative Instruments. During the third quarter of 2025, we had four interest rate swaps mature, with a total notional principal amount of $200 million. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the second quarter of 2026, we repurchased no shares of our Class A common stock under the plan. As of June 30, 2026, $137.3 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2026, our board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on March 11, 2026 to stockholders of record on February 27, 2026. In May 2026, our board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on June 10, 2026 to stockholders of record on May 29, 2026. In August 2026, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on September 9, 2026 to stockholders of record on August 28, 2026. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and that the cash flows from operations will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of June 30, 2026 and December 31, 2025, we held $191.4 million and $239.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $150.2 million and $170.7 million as of June 30, 2026 and December 31, 2025, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of June 30, 2026, we had $41.5 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of June 30, 2026 and December 31, 2025, we had $31.1 million and $23.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the second quarter of 2026.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of June 30, 2026, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the six-month periods ended June 30, 2026.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of June 30, 2026 and 2025, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of June 30, 2026 and 2025, we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2025 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or Programs
Period	Purchased	per Share	or Programs	(in millions)(1)
April 1 - 30, 2026	-	$-	-	$137.30
May 1 - 31, 2026	-	-	-	$137.30
June 1 - 30, 2026	-	-	-	$137.30
Total	-	$-	-

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

Draw On Revolving Credit Facility
On August 6, 2026, we drew $30 million under our revolving credit facility, bringing the total balance under our revolving credit facility to $70 million as of the date hereof. We anticipate repaying approximately $25 million during the third quarter of 2026. The material terms of the Credit Agreement are described in Note 5 to the consolidated financial statements contained in this Quarterly Report and in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 27, 2026. Such descriptions are incorporated by reference herein.

Trading Plan
On May 12, 2026, Emma Battle, a member of our Board of Directors, adopted a trading plan, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), to sell up to 6,823 shares of Class A common stock between August 13, 2026 and May 11, 2027.

ITEM 6.	EXHIBITS

Exhibits Regulation S-K Number	Description
10.1	Nu Skin Enterprises, Inc. Amended and Restated 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2026).
31.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chelsea K. Lantz, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Ryan S. Napierski, Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chelsea K. Lantz, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2026

NU SKIN ENTERPRISES, INC.

By:	/s/ Chelsea K. Lantz
Chelsea K. Lantz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)