Form 10-Q
period 2026-09-30
NU SKIN ENTERPRISES, INC.
filed 2026-11-06
CIK 1021561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-12421

NU SKIN ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0565309
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of October 31, 2026, 48,678,057 shares of the registrant’s Class A common stock, $.001 par value per share, were outstanding.

NU SKIN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q – THIRD QUARTER 2026

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States (“U.S.”) dollars.

Nu Skin, Pharmanex, and ageLOC are our trademarks. The italicized product names used in this Quarterly Report on Form 10-Q are product names and also, in certain cases, our trademarks.

PART I.  FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

NU SKIN ENTERPRISES, INC.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars in thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$164,903	$238,630
Current investments	1,736	1,211
Accounts receivable, net	51,406	39,544
Inventories, net	191,656	178,643
Prepaid expenses and other	69,716	89,670
Total current assets	479,417	547,698

Property and equipment, net	382,935	377,168
Operating lease right-of-use assets	63,667	74,021
Goodwill	4,750	83,625
Other intangible assets, net	36,384	42,614
Other assets	120,925	280,187
Total assets	1,088,078	1,405,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,235	$26,183
Accrued expenses	188,950	217,551
Current portion of long-term debt	20,000	20,000
Total current liabilities	235,185	263,734

Operating lease liabilities	48,683	57,640
Long-term debt	183,734	204,187
Other liabilities	72,994	74,512
Total liabilities	540,596	600,073

Commitments and contingencies (Notes 6 and 12)

Stockholders’ equity:
Class A common stock – 500 million shares authorized, $0.001 par value, 90.6 million shares issued	91	91
Additional paid-in capital	615,121	635,994
Treasury stock, at cost – 41.9 million and 42.4 million shares	(1,558,183)	(1,575,059)
Accumulated other comprehensive loss	(112,447)	(116,105)
Retained earnings	1,602,900	1,860,319
Total stockholders’ equity	547,482	805,240
Total liabilities and stockholders’ equity	$1,088,078	$1,405,313

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Income (Unaudited)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$311,009	$364,211	$951,729	$1,114,839
Cost of sales	108,842	107,488	316,774	345,422
Gross profit	202,167	256,723	634,955	769,417

Operating expenses:
Selling expenses	103,207	130,264	321,183	377,038
General and administrative expenses	93,873	104,817	283,264	324,746
Impairment expenses	-	-	80,714	25,114
Total operating expenses	197,080	235,081	685,161	726,898

Operating income (loss)	5,087	21,642	(50,206)	42,519
Interest expense	3,499	4,145	11,071	9,954
Gain on sale of business	-	-	-	176,162
Other income (expense), net	299	(1,503)	2,588	(30,721)

Income (loss) before provision for income taxes	1,887	15,994	(58,689)	178,006
Provision (benefit) for income taxes	2,629	(1,085)	190,015	32,293

Net income (loss)	$(742)	$17,079	$(248,704)	$145,713

Net income (loss) per share (Note 7):
Basic	$(0.02)	$0.35	$(5.13)	$2.94
Diluted	$(0.02)	$0.34	$(5.13)	$2.91

Weighted-average common shares outstanding (000s):
Basic	48,677	49,398	48,495	49,533
Diluted	48,677	50,310	48,495	50,158

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(U.S. dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$(742)	$17,079	$(248,704)	$145,713

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,705	(2,309)	3,658	11,532
Net unrealized gains/(losses) on cash flow hedges, net of taxes of $0 and $(1) for the three months ended September 30, 2026 and 2025, respectively and $0 and $(51) for the nine months ended September 30, 2026 and 2025, respectively	-	2	-	185
Reclassification adjustment for realized losses/(gains) in current earnings, net of taxes of $0 and $152 for the three months ended September 30, 2026 and 2025, respectively and $0 and $1,069 for the nine months ended September 30, 2026 and 2025, respectively	-	(551)	-	(3,875)
	5,705	(2,858)	3,658	7,842
Comprehensive income (loss)	$4,963	$14,221	$(245,046)	$153,555

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Three Months Ended September 30, 2026
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at July 1, 2026	$91	612,412	(1,558,183)	(118,152)	1,606,571	542,739

Net loss	-	-	-	-	(742)	(742)
Other comprehensive income, net of tax	-	-	-	5,705	-	5,705
Repurchase of Class A common stock (Note 7)	-	-	-	-	-	-
Exercise of employee stock options (0.0 million shares)/vesting of stock awards	-	-	-	-	-	-
Stock-based compensation	-	2,709	-	-	-	2,709
Cash dividends	-	-	-	-	(2,929)	(2,929)
Balance at September 30, 2026	$91	615,121	(1,558,183)	(112,447)	1,602,900	547,482

	For the Three Months Ended September 30, 2025
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at July 1, 2025	$91	627,515	(1,560,411)	(114,058)	1,834,617	787,754

Net income	-	-	-	-	17,079	17,079
Other comprehensive loss, net of tax	-	-	-	(2,858)	-	(2,858)
Repurchase of Class A common stock (Note 7)	-	-	(5,008)	-	-	(5,008)
Exercise of employee stock options (0.1 million shares)/vesting of stock awards	-	(173)	144	-	-	(29)
Stock-based compensation	-	5,819	-	-	-	5,819
Cash dividends	-	-	-	-	(2,962)	(2,962)
Balance at September 30, 2025	$91	633,161	(1,565,275)	(116,916)	1,848,734	799,795

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Stockholders’ Equity (Unaudited)
(U.S. dollars in thousands)

	For the Nine Months Ended September 30, 2026
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2026	$91	635,994	(1,575,059)	(116,105)	1,860,319	805,240

Net loss	-	-	-	-	(248,704)	(248,704)
Other comprehensive income, net of tax	-	-	-	3,658	-	3,658
Repurchase of Class A common stock (Note 7)	-	-	(5,011)	-	-	(5,011)
Exercise of employee stock options (1.1 million shares)/vesting of stock awards	-	(26,023)	21,887	-	-	(4,136)
Stock-based compensation	-	7,521	-	-	-	7,521
Purchase of noncontrolling interest	-	(2,371)	-	-	-	(2,371)
Cash dividends	-	-	-	-	(8,715)	(8,715)
Balance at September 30, 2026	$91	615,121	(1,558,183)	(112,447)	1,602,900	547,482

	For the Nine Months Ended September 30, 2025
				Accumulated
	Class A	Additional		Other
	Common	Paid-in	Treasury	Comprehensive	Retained
	Stock	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2025	$91	627,787	(1,563,614)	(124,758)	1,711,949	651,455

Net income	-	-	-	-	145,713	145,713
Other comprehensive income, net of tax	-	-	-	7,842	-	7,842
Repurchase of Class A common stock (Note 7)	-	-	(10,020)	-	-	(10,020)
Exercise of employee stock options (0.3 million shares)/vesting of stock awards	-	(9,530)	8,359	-	-	(1,171)
Stock-based compensation	-	14,904	-	-	-	14,904
Cash dividends	-	-	-	-	(8,928)	(8,928)
Balance at September 30, 2025	$91	633,161	(1,565,275)	(116,916)	1,848,734	799,795

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars in thousands)
	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(248,704)	$145,713
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sale of business	-	(176,162)
Impairment of goodwill, fixed assets and other intangibles	80,714	25,114
Unrealized losses on equity investments	-	28,077
Depreciation and amortization	37,535	39,349
Non-cash lease expense	18,783	19,484
Stock-based compensation	7,521	20,945
Inventory write-down	9,174	5,843
Foreign currency losses	1,191	4,468
Loss on disposal of assets	630	171
Deferred taxes	164,116	(8,154)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,484)	1,318
Inventories, net	(22,418)	11,003
Prepaid expenses and other	18,825	1,562
Other assets	(3,588)	(9,508)
Accounts payable	8	(6,865)
Accrued expenses	(51,558)	(41,124)
Other liabilities	(1,161)	2,431
Net cash (used in) provided by operating activities	(1,416)	63,665

Cash flows from investing activities:
Purchases of property and equipment	(30,702)	(23,517)
Purchases of investments	(573)	-
Proceeds on investment sales	6,204	10,214
Proceeds from sale of business, net	-	193,725
Net cash (used in) provided by investing activities	(25,071)	180,422

Cash flows from financing activities:
Exercise of employee stock options and taxes paid related to the net shares settlement of stock awards	(4,136)	(1,171)
Payment of cash dividends	(8,715)	(8,928)
Repurchases of shares of common stock	(5,011)	(10,020)
Finance lease principal payments	(1,516)	(1,755)
Proceeds from debt	255,000	55,000
Payments of debt	(275,000)	(220,000)
Payment of debt issuance costs	(1,369)	-
Purchase of noncontrolling interest	(6,500)	(1,498)
Other, net	-	4,469
Net cash used in financing activities	(47,247)	(183,903)

Effect of exchange rate changes on cash	7	4,720

Net (decrease) increase in cash and cash equivalents	(73,727)	64,904

Cash and cash equivalents, beginning of period	238,630	186,883

Cash and cash equivalents, end of period	$164,903	$251,787

The accompanying notes are an integral part of these consolidated financial statements.

NU SKIN ENTERPRISES, INC.
Notes to Consolidated Financial Statements

1.  The Company

Nu Skin Enterprises, Inc. (the “Company”) is a holding company, with Nu Skin being the primary operating unit. Nu Skin develops and distributes premium-quality, innovative beauty and wellness products that are sold worldwide. The Company reports revenue from nine segments, consisting of its seven geographic Nu Skin segments—Americas, which includes Canada, Latin America and the United States; Southeast Asia/Pacific, which includes Indonesia, Malaysia, the Philippines, Singapore, Thailand, Vietnam, Australia, New Zealand, and other markets; Mainland China; Japan; Europe and Africa, which includes markets in Europe as well as South Africa; South Korea; and Hong Kong/Taiwan, which also includes Macau—and two Rhyz segments—Manufacturing, which includes manufacturing and packaging subsidiaries it has acquired; and Rhyz Other, which includes other investments by its Rhyz strategic investment arm (the Company’s subsidiaries operating within each segment are collectively referred to as the “Subsidiaries”). During the fourth quarter of 2025, the Company began pre-market activities in India, setting the operational foundation and infrastructure ahead of a full market opening currently anticipated in the first half of 2027. This market’s financial results, which are included in the Southeast Asia/Pacific segment in this report, were insignificant for the third quarter and first nine months of 2026.

2.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company and its Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. The consolidated balance sheet as of December 31, 2025 has been prepared using information from the audited financial statements at that date. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires disclosure of specific information about costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

Inventories, net

Inventories, net consist of the following (U.S. dollars in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$96,600	$94,944
Finished goods	95,056	83,699
Total inventory, net	$191,656	$178,643

Reserves of inventories consist of the following (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning balance	$46,705	$75,696	$57,958	$84,006
Additions	3,044	43	9,174	5,843
Write-offs	(6,618)	(6,330)	(24,001)	(20,440)
Ending balance	$43,131	$69,409	$43,131	$69,409

Revenue Recognition

Contract Liabilities – Customer Loyalty Programs

Contract liabilities, recorded as deferred revenue within the accrued expenses line in the consolidated balance sheets, include loyalty point program deferrals with certain customers which are accounted for as a reduction in the transaction price and are generally recognized as points are redeemed for additional products.

The balance of deferred revenue related to contract liabilities as of September 30, 2026 and December 31, 2025 was $5.8 million and $7.2 million, respectively. The contract liabilities’ impact to revenue for the three-month periods ended September 30, 2026 and 2025 was an increase of $0.5 million and an increase of $0.1 million, respectively. The impact to revenue for the nine-month periods ended September 30, 2026, and 2025 was an increase of $1.4 million and an increase of $0.5 million, respectively.

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

4.  Goodwill and Intangibles

Goodwill

The Company’s reporting units for goodwill are its operating segments, which are also its reportable segments, with the exception of Rhyz Other. The Rhyz Other segment is made up of two reporting units, which had goodwill of $4.7 million and $0.0, respectively, as of both September 30, 2026 and December 31, 2025.

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

The following table presents the change in carrying amount of goodwill by reporting unit for the nine months ended September 30, 2026 (U.S. dollars in thousands):

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Goodwill as of December 31, 2025	$-	$-	$-	$-	$-	$-	$-	$78,875	$4,750	$83,625
Impairment	-	-	-	-	-	-	-	(78,875)	-	(78,875)
Goodwill as of September 30, 2026	$-	$-	$-	$-	$-	$-	$-	$-	$4,750	$4,750

Accumulated impairment losses for each segment as of September 30, 2026 and December 31, 2025 are as follows:

	Nu Skin							Rhyz
		Southeast	Mainland		Europe &		Hong Kong/		Rhyz	Total
	Americas	Asia/Pacific	China	Japan	Africa	South Korea	Taiwan	Manufacturing	Other	Segments
Accumulated impairment losses as of December 31, 2025	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$-	$19,587	$134,541
Impairment	-	-	-	-	-	-	-	78,875	-	78,875
Accumulated impairment losses as of September 30, 2026	$9,449	$18,537	$32,179	$16,019	$2,875	$29,261	$6,634	$78,875	$19,587	$213,416

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

Credit Agreement

On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175 million term loan facility and a $75 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility will amortize in equal quarterly installments in amounts resulting in an annual amortization of $20 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

The following table summarizes the Company’s debt facilities as of September 30, 2026 and December 31, 2025:

Facility or Arrangement	Original Principal Amount	Balance as of September 30, 2026 (1)(2)	Balance as of December 31, 2025(1)(2)	Interest Rate	Repayment Terms
2022 Credit Agreement term loan facility	$400.0 million	-	$225.0 million	-	Principal amount was paid in full during March 2026.
2022 Credit Agreement revolving credit facility		-	-	-	Revolving line of credit was paid in full during September 2025 and credit line was closed during March 2026.
Credit Agreement term loan facility	$175.0 million	$165.0 million	-	Variable 30 day: 5.90%	54.3% of the principal amount is payable in quarterly installments over a five-year period that began on June 30, 2026, with the remainder payable at the end of the five-year term.
Credit Agreement revolving credit facility		$40.0 million	-	Variable 30 day: 5.90%	Revolving line of credit expires March 27, 2031.

(1)
As of September 30, 2026 and December 31, 2025, the current portion of the Company’s debt (i.e., becoming due in the next 12 months) included $20.0 million and $20.0 million, respectively, of the balance of its term loan under the Credit Agreement and 2022 Credit Agreement.

(2)
The carrying value of the debt reflects the amounts stated in the above table, less debt issuance costs of $1.3 million and $0.8 million as of September 30, 2026 and December 31, 2025, respectively, related to the Credit Agreement and 2022 Credit Agreement, which are not reflected in this table.

 6.  Leases

As of September 30, 2026, the weighted-average remaining lease term was 6.0 and 3.1 years for operating and finance leases, respectively. As of September 30, 2026, the weighted-average discount rate was 3.8% and 6.5% for operating and finance leases, respectively.

The components of lease expense were as follows (U.S. dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense
Operating lease cost	$5,617	$5,801	$16,991	$17,673
Variable lease cost	710	1,360	2,454	3,594
Finance lease expense
Amortization of right-of-use assets	542	534	1,553	1,615
Interest on lease liabilities	124	156	380	489
Total lease expense	$6,993	$7,851	$21,378	$23,371

Supplemental cash flow information related to leases was as follows (U.S. dollars in thousands):

	Nine Months Ended
	September 30,
	2026	2025

Operating cash outflow from operating leases	$16,763	$17,833
Operating cash outflow from finance leases	$406	$495
Financing cash outflow from finance leases	$1,516	$1,755
Right-of-use assets obtained in exchange for operating lease obligations	$5,398	$23,972
Right-of-use assets obtained in exchange for finance lease obligations	$357	$220

Maturities of lease liabilities were as follows (U.S. dollars in thousands):

	Operating	Finance
Year Ending December 31,	Leases	Leases
2026	$5,529	$693
2027	17,872	2,766
2028	13,367	2,737
2029	11,081	2,210
2030	5,726	21
Thereafter	19,340	-
Total	72,915	8,427
Less: Finance Charges	6,946	807
Total Principal Liability	$65,969	$7,620

The Company has additional lease liabilities of $37.5 million which have not yet commenced as of September 30, 2026, and as such, have not been recognized on the consolidated balance sheets.

7.  Capital Stock

Net income (loss) per share

Net income per share is computed based on the weighted-average number of common shares outstanding during the periods presented. Additionally, diluted earnings per share data gives effect to all potentially dilutive common shares that were outstanding during the periods presented. For the three-month periods ended September 30, 2026 and 2025, stock awards and options of 3.4 million and 1.0 million, respectively, and for the nine-month periods ended September 30, 2026 and 2025, stock awards and options of 2.5 million and 1.6 million, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Dividends

In February, May, and August 2026, the Company’s board of directors declared quarterly cash dividends of $0.06 per share. These quarterly cash dividends of $2.9 million were paid on March 11, 2026 and June 10, 2026, and September 9, 2026, respectively, to stockholders of record on February 27, 2026 and May 29, 2026, and August 28, 2026, respectively. In November 2026, the Company’s board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 9, 2026 to stockholders of record on November 27, 2026.

Repurchase of common stock

During the three-month period ended September 30, 2026, the Company repurchased no shares of its Class A common stock under its stock repurchase plan. For the three-month period ended September 30, 2025, the Company repurchased 0.4 million shares of its Class A common stock under its repurchase plan for $5.0 million. For the nine-month periods ended September 30, 2026 and 2025, the Company repurchased 0.5 million and 1.0 million shares of its Class A common stock under its stock repurchase plan for $5.0 million and $10.0 million, respectively. As of September 30, 2026, $137.3 million was available for repurchases under the Company’s stock repurchase plan.

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

The following tables present the fair value hierarchy for those assets measured at fair value on a recurring basis (U.S. dollars in thousands):

	Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$13,125	$-	$-	$13,125
Life insurance contracts	-	-	45,301	45,301
Total	$13,125	$-	$45,301	$58,426

	Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents and current investments	$39,084	$-	$-	$39,084
Life insurance contracts	-	-	48,410	48,410
Total	$39,084	$-	$48,410	$87,494

The following table provides a summary of changes in fair value of the Company’s Level 3 life insurance contracts (U.S. dollars in thousands):

	2026	2025
Beginning balance at January 1	$48,410	$44,091
Actual return on plan assets	3,095	4,098
Sales and settlements	(6,204)	-
Ending balance at September 30	$45,301	$48,189

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

Equity Investments

The Company maintains equity investments in companies which are accounted for under the measurement alternative described in ASC 321-10-35-2 for equity securities that lack readily determinable fair values. The carrying amount of an equity security held by the Company without readily determinable fair values was $0 both as of September 30, 2026 and December 31, 2025, respectively. In prior years, the Company recognized $18.1 million of cumulative upward fair value adjustments, based on the valuation of additional equity issued by the investee which was deemed to be an observable transaction of a similar investment under ASC 321. During the year ended December 31, 2025, based on significant deterioration of the business prospects of the investment, the Company recorded a $28.1 million impairment of the investment. These charges were recorded within Other income (expense), net on the Consolidated Statement of Income. The 2025 estimated fair value was determined using a market-based method with level 3 inputs, including revenue and earnings multiples. The Company also had equity securities held without readily determinable fair values of $15.4 million as of September 30, 2026 and $14.3 million as of December 31, 2025.

9.  Income Taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2026 was $2.6 million and $190.0 million, respectively, compared to $(1.1) million and $32.3 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2026, were 139.3% and (323.8)% of pre-tax income, respectively, compared to (6.8)% and 18.1% in the prior-year periods. The change in the effective tax rate in the third quarter of 2026 is primarily due to a U.S. consolidated book loss and its impact on the annualized effective tax rate.

During the second quarter of 2026, the Company established a $167.5 million valuation allowance against its U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all available evidence, positive and negative, including cumulative losses recognized in the U.S. entity over the past three years. These cumulative losses were mainly due to the impairment of goodwill and other intangible assets. Therefore, the Company recorded a full valuation allowance against these U.S. deferred tax assets as of June 30, 2026.

During the third quarter of 2026, the Company recorded a $2.8 million out-of-period adjustment to correct for an error in the recognition of R&D credits related to the fourth quarter of 2025. This correction, which is immaterial, individually and in aggregate, to prior periods, increased the provision for income taxes for the third quarter of 2026.

The Company accounts for income taxes in accordance with ASC Topic 740 “Income Taxes.” These standards establish financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. The Company takes an asset and liability approach for financial accounting and reporting of income taxes. The Company pays income taxes in many foreign jurisdictions based on the profits realized in those jurisdictions, which can be significantly impacted by terms of intercompany transactions between the Company and its foreign affiliates. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. The Company had net deferred tax assets of $6.5 million and $171.4 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. In 2009, the Company entered into a voluntary program with the IRS called Compliance Assurance Process (“CAP”). The objective of CAP is to contemporaneously work with the IRS to achieve federal tax compliance and resolve all or most of the issues prior to filing of the tax return. As of September 30, 2026, all tax years through 2024, with the exception of 2021, have been audited and are effectively closed to further examination. For tax year 2021, the Company was in the Bridge phase of the CAP program, pursuant to which the IRS will not accept disclosures, will not conduct reviews and will not provide letters of assurance for the Bridge years. There are limited circumstances that tax years in the Bridge phase will be opened for examination. For tax years 2025 and 2026, the Company has been accepted in the IRS’s Bridge Plus program. The Company may elect to continue participating in CAP for future tax years; the Company may withdraw from the program at any time. With a few exceptions, the Company is no longer subject to state and local income tax examination by tax authorities for the years before 2022. Foreign jurisdictions have varying lengths of statutes of limitations for income tax examinations. Some statutes are as short as three years and in certain markets may be as long as ten years. The Company is currently under examination in certain foreign jurisdictions; however, the outcomes of those reviews are not yet determinable.

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

During July of 2025, the Company’s four interest rate derivatives with a total notional amount of $200 million matured, leaving no outstanding derivatives as of September 30, 2026 and December 31, 2025.

Effect of Cash Flow Hedge Accounting on Accumulated Other Comprehensive Loss

The tables below present the effect of cash flow hedge accounting on Accumulated Other Comprehensive Loss.

	Amount of Gain Recognized in
	Other Comprehensive Income (Loss) on Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationships:	2026	2025	2026	2025
Interest Rate Swaps	$-	$3	$-	$236

		Amount of Gain Reclassified from
		Accumulated Other Comprehensive Income (Loss) into Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationships:	Income Statement Location	2026	2025	2026	2025
Interest Rate Swaps	Interest expense	$-	$703	$-	$4,944

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

	Three Months Ended September 30, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$53,092	$43,032	$37,888	$38,627	$27,898	$25,739	$24,410	$56,831	$1,604	$309,121
Cost of sales	12,732	10,352	7,106	8,192	6,805	4,073	5,242	49,388	228	104,118
Other segment items(2)	30,364	24,229	25,779	18,865	17,495	13,942	12,272	6,100	1,701	150,747
Segment contribution	$9,996	$8,451	$5,003	$11,570	$3,598	$7,724	$6,896	$1,343	$(325)	$54,256

	Three Months Ended September 30, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$63,994	$56,285	$42,519	$44,545	$38,002	$31,799	$35,202	$47,648	$3,973	$363,967
Cost of sales	16,682	13,734	7,365	9,319	9,717	5,218	6,952	36,795	890	106,672
Other segment items(2)	33,908	29,708	28,594	21,989	22,449	16,548	19,131	8,254	4,360	184,941
Segment contribution	$13,404	$12,843	$6,560	$13,237	$5,836	$10,033	$9,119	$2,599	$(1,277)	$72,354

	Nine Months Ended September 30, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$170,673	$131,763	$128,992	$116,509	$91,433	$79,270	$75,359	$148,125	$7,872	$949,996
Cost of sales	41,993	32,055	23,394	24,607	22,596	12,648	16,169	129,150	5,060	307,672
Other segment items(2)	96,538	74,295	79,434	58,043	56,899	42,380	37,528	97,166	11,292	553,575
Segment contribution	$32,142	$25,413	$26,164	$33,859	$11,938	$24,242	$21,662	$(78,191)	$(8,480)	$88,749

	Nine Months Ended September 30, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing(1)	Other	Segments
Revenue	$205,998	$159,291	$143,518	$131,860	$108,351	$87,773	$101,785	$163,338	$11,725	$1,113,639
Cost of sales	52,849	38,758	26,152	27,109	27,622	14,932	20,451	128,733	3,264	339,870
Other segment items(2)	107,182	83,318	85,797	67,707	64,311	44,789	51,387	26,527	12,254	543,272
Segment contribution	$45,967	$37,215	$31,569	$37,044	$16,418	$28,052	$29,947	$8,078	$(3,793)	$230,497

(1)
The Manufacturing segment had $5.6 million and $9.9 million of intersegment revenue for the three months ended September 30, 2026 and 2025, respectively, and $21.7 million and $27.5 million for the nine months ended September 30, 2026 and 2025, respectively. Intersegment revenue is eliminated in the consolidated financial statements, as well as the reported segment revenue in the table above.

(2)	Other segment items primarily include selling expenses, general and administrative expenses, and impairment charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total segment revenue	$309,121	$363,967	$949,996	$1,113,639
Core Nu Skin Adjustments	1,888	244	1,733	1,200
Total revenue	$311,009	$364,211	$951,729	$1,114,839

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total segment contribution	$54,256	$72,354	$88,749	$230,497
Corporate and Other	(49,169)	(50,712)	(138,955)	(187,978)
Operating income (loss)	5,087	21,642	(50,206)	42,519
Interest expense	3,499	4,145	11,071	9,954
Gain on sale of business	-	-	-	176,162
Other income (expense), net	299	(1,503)	2,588	(30,721)
Income (loss) before provision for income taxes	$1,887	$15,994	$(58,689)	$178,006

Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Nu Skin
Americas	$30	$42	$102	$135
Southeast Asia/Pacific	220	184	544	567
Mainland China	1,714	1,966	5,280	6,066
Japan	54	54	163	169
Europe & Africa	194	282	569	823
Hong Kong/Taiwan	208	333	682	1,063
South Korea	93	196	272	522
Total Nu Skin	2,513	3,057	7,612	9,345
Rhyz
Manufacturing	3,143	3,276	9,648	9,904
Rhyz Other	241	345	822	1,627
Total Rhyz	3,384	3,621	10,470	11,531
Corporate and Other	6,638	5,413	19,453	18,473
Total	$12,535	$12,091	$37,535	$39,349

Capital Expenditures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Nu Skin
Americas	$289	$25	$296	$44
Southeast Asia/Pacific	8	202	18	281
Mainland China	211	151	753	1,099
Japan	12	128	33	128
Europe & Africa	66	2	146	13
Hong Kong/Taiwan	68	11	106	131
South Korea	-	31	133	49
Total Nu Skin	654	550	1,485	1,745
Rhyz
Manufacturing	2,463	2,495	6,903	4,157
Rhyz Other	-	-	2	16
Total Rhyz	2,463	2,495	6,905	4,173
Corporate and other	8,233	6,869	22,312	17,599
Total	$11,350	$9,914	$30,702	$23,517

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

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our current expectations and beliefs. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws and include, but are not limited to, statements of management’s expectations regarding our performance, growth, initiatives, strategies, products, ingredients, product introductions and offerings, product portfolio optimization, restructuring and exit activities, acquisitions, the integration and performance of acquired companies, divestitures, opportunities and risks; statements of management’s expectations, plans and beliefs regarding global economic conditions and our markets (including India), sales force, sales compensation plan and customer base; statements regarding government policies and regulations relating to our industry, including government policies and regulations in or related to the United States and Mainland China; statements regarding tariffs and trade policies; statements regarding the outcome of litigation, audits, investigations, and other legal or regulatory matters; statements of projections and expectations regarding future sales, expenses, operating results, taxes, duties, capital expenditures, sources and uses of cash, foreign-currency fluctuations or devaluations, repatriation of undistributed earnings, and other financial items; statements regarding the payment of future dividends and stock repurchases; accounting estimates and assumptions; statements of belief; and statements of assumptions underlying any of the foregoing. In some cases, you can identify these statements by forward-looking words such as “believe,” “expect,” “enable,” “project,” “anticipate,” “determine,” “estimate,” “intend,” “plan,” “goal,” “objective,” “targets,” “become,” “likely,” “will,” “would,” “could,” “may,” “might,” the negative of these words and other similar words. Forward-looking statements speak only as of the date of this Quarterly Report, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We caution and advise readers that these statements are based on assumptions that may not be realized and involve important risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of these risks, see the risk factors included in our Annual Report on Form 10-K for the 2025 fiscal year and in any of our subsequent Securities and Exchange Commission filings, including this Quarterly Report.

The following Management’s Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the 2025 fiscal year, and our other reports filed with the Securities and Exchange Commission through the date of this Quarterly Report.

Overview

Revenue for the three-month period ended September 30, 2026 decreased 14.6% to $311.0 million, compared to $364.2 million in the prior-year period, and revenue for the nine-month period ended September 30, 2026 decreased 14.6% to $951.7 million, compared to $1,114.8 million in the prior-year period. Our revenue in the third quarter and first nine months of 2026 was negatively impacted by 1.1% and 0.3%, respectively, from foreign-currency fluctuations. Our Customers, Paid Affiliates and Sales Leaders declined 18%, 10% and 13%, respectively, on a year-over-year basis.

The declines for the three- and nine-month periods ended September 30, 2026 were largely driven by the continued macroeconomic challenges we have been facing in our markets, which have negatively impacted consumer spending and customer acquisition. Our priorities for 2026 focus on business model optimization, driven by the continued rollout of enhancements to our sales performance plan, the continued launch of our Prysm iO intelligent wellness platform and business expansion into India. Our early learnings from the Prysm iO have resulted in a shift in the strategy from a device placement focus to an assessment model that is more conducive to in-person engagement. In addition, from our preview in India we have identified the need to simplify the model in advance of our full market opening, which is slated for the first half of 2027.

Earnings per share for the third quarter of 2026 decreased to $(0.02), compared to $0.34 in the prior-year period. Earnings per share for the first nine months of 2026 decreased to $(5.13), compared to $2.91 in the prior-year period. Our third quarter 2026 earnings per share were negatively impacted by severance charges, as well as the decline in revenue. Our earnings per share for the first nine months of 2026 were negatively impacted by the second quarter impairment charge of $78.9 million, second quarter valuation allowance of $167.5 million associated with our U.S. deferred tax assets, charges associated with our first quarter of 2026 wind down of our separate BeautyBio business and decline in revenue. In addition, our 2025 earnings per share benefited from the January 2025 sale of our Mavely business, which generated a pre-tax gain of approximately $176.2 million, partially offset by the associated taxes, an intangible asset group impairment of $25.1 million in our Rhyz Other segment and a non-cash loss on equity investment of $28.1 million.

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

The following table sets forth revenue for the three- and nine-month periods ended September 30, 2026 and 2025 for each of our reportable segments (U.S. dollars in thousands):

	Three Months Ended			Constant-	Nine Months Ended			Constant-
	September 30,			Currency	September 30,			Currency
	2026	2025	Change	Change(1)	2026	2025	Change	Change(1)
Nu Skin
Americas	$53,092	$63,994	(17.0)%	(15.9)%	$170,673	$205,998	(17.1)%	(14.8)%
Southeast Asia/Pacific	43,032	56,285	(23.5)%	(23.2)%	131,763	159,291	(17.3)%	(18.8)%
Mainland China	37,888	42,519	(10.9)%	(16.1)%	128,992	143,518	(10.1)%	(15.0)%
Japan	38,627	44,545	(13.3)%	(6.5)%	116,509	131,860	(11.6)%	(5.5)%
Europe & Africa	27,898	38,002	(26.6)%	(25.4)%	91,433	108,351	(15.6)%	(18.7)%
Hong Kong/Taiwan	25,739	31,799	(19.1)%	(15.2)%	79,270	87,773	(9.7)%	(8.5)%
South Korea	24,410	35,202	(30.7)%	(29.3)%	75,359	101,785	(26.0)%	(23.3)%
Nu Skin Other	1,888	244	673.8%	673.8%	1,733	1,200	44.4%	44.3%
Total Nu Skin	252,574	312,590	(19.2)%	(18.0)%	795,732	939,776	(15.3)%	(14.9)%
Rhyz
Manufacturing	56,831	47,648	19.3%	19.3%	148,125	163,338	(9.3)%	(9.3)%
Rhyz Other	1,604	3,973	(59.6)%	(59.6)%	7,872	11,725	(32.9)%	(32.9)%
Total Rhyz	58,435	51,621	13.2%	13.2%	155,997	175,063	(10.9)%	(10.9)%
Total	$311,009	$364,211	(14.6)%	(13.5)%	$951,729	$1,114,839	(14.6)%	(14.3)%

(1)	Constant-currency revenue change is a non-GAAP financial measure. See “Non-GAAP Financial Measures,” below.

The tables below set forth summarized financial information for each of our reportable segments for the three- and nine-month periods ended September 30, 2026 and 2025 (U.S. dollars in thousands). Segment contribution excludes certain intercompany charges, specifically royalties, license fees, transfer pricing and other miscellaneous items. We use segment contribution to measure the portion of profitability that the segment managers have the ability to control for their respective segments. For additional information regarding our segments and the calculation of segment contribution, see Note 11 to the consolidated financial statements contained in this report.

	Three Months Ended September 30, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$53,092	$43,032	$37,888	$38,627	$27,898	$25,739	$24,410	$56,831	$1,604	$309,121
Cost of sales	12,732	10,352	7,106	8,192	6,805	4,073	5,242	49,388	228	104,118
Other segment items	30,364	24,229	25,779	18,865	17,495	13,942	12,272	6,100	1,701	150,747
Segment contribution	$9,996	$8,451	$5,003	$11,570	$3,598	$7,724	$6,896	$1,343	$(325)	$54,256
Segment contribution as a percentage of revenue	18.8%	19.6%	13.2%	30.0%	12.9%	30.0%	28.3%	2.4%	(20.3)%	17.6%

	Three Months Ended September 30, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$63,994	$56,285	$42,519	$44,545	$38,002	$31,799	$35,202	$47,648	$3,973	$363,967
Cost of sales	16,682	13,734	7,365	9,319	9,717	5,218	6,952	36,795	890	106,672
Other segment items	33,908	29,708	28,594	21,989	22,449	16,548	19,131	8,254	4,360	184,941
Segment contribution	$13,404	$12,843	$6,560	$13,237	$5,836	$10,033	$9,119	$2,599	$(1,277)	$72,354
Segment contribution as a percentage of revenue	20.9%	22.8%	15.4%	29.7%	15.4%	31.6%	25.9%	5.5%	(32.1)%	19.9%

	Nine Months Ended September 30, 2026
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$170,673	$131,763	$128,992	$116,509	$91,433	$79,270	$75,359	$148,125	$7,872	$949,996
Cost of sales	41,993	32,055	23,394	24,607	22,596	12,648	16,169	129,150	5,060	307,672
Other segment items	96,538	74,295	79,434	58,043	56,899	42,380	37,528	97,166	11,292	553,575
Segment contribution	$32,142	$25,413	$26,164	$33,859	$11,938	$24,242	$21,662	$(78,191)	$(8,480)	$88,749
Segment contribution as a percentage of revenue	18.8%	19.3%	20.3%	29.1%	13.1%	30.6%	28.7%	(52.8)%	(107.7)%	9.3%

	Nine Months Ended September 30, 2025
	Nu Skin							Rhyz
		Southeast Asia/	Mainland		Europe &	Hong Kong/	South		Rhyz	Total
	Americas	Pacific	China	Japan	Africa	Taiwan	Korea	Manufacturing	Other	Segments
Revenue	$205,998	$159,291	$143,518	$131,860	$108,351	$87,773	$101,785	$163,338	$11,725	$1,113,639
Cost of sales	52,849	38,758	26,152	27,109	27,622	14,932	20,451	128,733	3,264	339,870
Other segment items	107,182	83,318	85,797	67,707	64,311	44,789	51,387	26,527	12,254	543,272
Segment contribution	$45,967	$37,215	$31,569	$37,044	$16,418	$28,052	$29,947	$8,078	$(3,793)	$230,497
Segment contribution as a percentage of revenue	22.3%	23.4%	22.0%	28.1%	15.2%	32.0%	29.4%	4.9%	(32.3)%	20.7%

The following table provides information concerning the number of Customers, Paid Affiliates and Sales Leaders in our core Nu Skin business for the three-month periods ended September 30, 2026 and 2025.

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

	Three Months Ended
	September 30,
	2026	2025	Change
Customers
Americas	162,865	224,013	(27)%
Southeast Asia/Pacific	66,791	74,672	(11)%
Mainland China	90,469	106,062	(15)%
Japan	99,256	107,543	(8)%
Europe & Africa	100,615	127,993	(21)%
Hong Kong/Taiwan	36,903	41,613	(11)%
South Korea	52,570	64,360	(18)%
Total Customers	609,469	746,256	(18)%
Paid Affiliates
Americas	26,023	28,128	(7)%
Southeast Asia/Pacific	17,587	21,144	(17)%
Mainland China	17,121	18,197	(6)%
Japan	19,278	20,559	(6)%
Europe & Africa	12,646	14,803	(15)%
Hong Kong/Taiwan	9,370	10,154	(8)%
South Korea	14,424	17,111	(16)%
Total Paid Affiliates	116,449	130,096	(10)%
Sales Leaders
Americas	4,635	5,642	(18)%
Southeast Asia/Pacific	3,900	4,360	(11)%
Mainland China	5,889	6,543	(10)%
Japan	6,154	6,686	(8)%
Europe & Africa	2,111	2,663	(21)%
Hong Kong/Taiwan	1,956	2,174	(10)%
South Korea	2,350	3,082	(24)%
Total Sales Leaders	26,995	31,150	(13)%

Following is a narrative discussion of our results in each segment, which supplements the tables above.

Americas. The results in our Americas segment primarily reflect a continued decline in our North America markets. For the third quarter of 2026, our Latin America markets’ revenue declined 2.2% on a reported basis, while on a constant-currency basis revenue increased 0.5%. For the first nine of months of 2026, our Latin America markets’ revenue increased 1.7% on a reported basis and 8.8% on a constant-currency basis. As our Sales Leaders prioritized Prysm iO and associated wellness products during the first nine months of 2026, we experienced switching costs as many of our Sales Leaders began adapting to a greater focus on wellness products than previously. During the second quarter of 2026, we released enhancements to our sales compensation plan, with a higher focus on aligning incentives around Sales Leader development and retention. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 1.1% and 2.4% for the third quarter and first nine months of 2026, respectively.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2026 primarily reflects the overall decline in revenue, as well as a 1.6 and 2.8 percentage-point increase for the third quarter and first nine months of 2026, respectively, in selling expenses from additional incentives aimed at assisting the transition associated with the sales compensation plan enhancements, partially offset by a 2.1 and 1.1 percentage-point increase in gross margin for the third quarter and first nine months of 2026, respectively, partially attributable to fewer sales promotions and improvements in cost saving initiatives in fulfillment and freight.

Mainland China. Our Mainland China market continued to be challenged during the third quarter and first nine months of 2026, with ongoing macroeconomic factors, the associated decrease in consumer spending and a continued shift of market consumer awareness and demand to online product marketplaces. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 5.2% and 4.9% for the third quarter and first nine months of 2026, respectively. During the second quarter of 2026, we released enhancements to the business model, as well as additional incentives for our sales force, which were designed to stabilize sales force in the market.

The decrease in segment contribution for the third quarter and first nine months of 2026 primarily reflects the decline in revenue. For the third quarter of 2026 segment contribution was impacted by a 1.4 percentage-point decline in gross margin primarily from the fixed cost pressures from our manufacturing facility on declining revenue. For the first nine months of 2026 segment contribution was impacted by the fixed cost pressures on general and administrative expenses.

Southeast Asia/Pacific. The decline in revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2026 is primarily attributable to ongoing softness in consumer demand driven by the general macroeconomic factors in the markets. In addition, our reported revenue reflects a benefit from favorable foreign currency fluctuations of 1.5% for the first nine months of 2026.

The year-over-year decrease in segment contribution for the third quarter and first nine months of 2026 primarily reflects the decline in revenue as well as an increase in selling expenses and general and administrative cost associated with our pre-market activities in India in preparation for the full market opening in the first half of 2027.

Japan. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders is partially attributable to consumer inflationary pressures which depressed spending. In addition, our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 6.8% and 6.1% for the third quarter and first nine months of 2026.

The year-over-year decrease in segment contribution is primarily attributable to the decreased revenue.

Europe & Africa. The reduction in revenue, Customers, Paid Affiliates and Sales Leaders reflects continued softness in these markets, as well as the macroeconomic factors that have led to a decline in the purchasing power of our customers. In addition, our reported revenue for the third quarter of 2026 reflects negative impact from unfavorable foreign currency fluctuations of 1.2% while for the first nine months of 2026 our reported revenue reflects a benefit of 3.1%.

The year-over-year decline in segment contribution for the third quarter of 2026 primarily reflects the decline in revenue and the fixed cost pressures on general and administrative expenses, partially offset by a 1.2 percentage point increase in gross margin from a favorable product mix. The decline in segment contribution for the first nine months of 2026 is primarily from the decline in revenue and the fixed cost pressures on general and administrative expenses.

Hong Kong/Taiwan. The declines in our Hong Kong/Taiwan segment for the third quarter and first nine months of 2026 are attributable to macroeconomic issues, which are resulting in less purchasing power for our customers. In addition, our reported revenue for the third quarter and first nine months of 2026 reflects negative impact from unfavorable foreign currency fluctuations of 3.9% and 1.2%, respectively.

The decrease in segment contribution for the third quarter and first nine months of 2026 is primarily attributable to the decline in revenue as well as a 1.2 and 1.4 percentage-point increase in selling expenses associated with our recent compensation plan enhancements.

South Korea. Our South Korea market was challenged by difficult macroeconomic trends, including inflationary pressures, and our associated price increases which negatively impacted our revenue, Customers, Paid Affiliates and Sales Leaders for the third quarter and first nine months of 2026. In addition, in the first quarter of 2026, we lowered our commission to remain in compliance with the local law. Our reported revenue reflects negative impacts from unfavorable foreign currency fluctuations of 1.4% and 2.7% for the third quarter and first nine months of 2026, respectively.

The year-over-year decline in segment contribution for the third quarter and first nine months of 2026 primarily reflects the decline in revenue as well as the fixed cost pressures on general and administrative expenses, partially offset by a 7.1 and 2.3 percentage-point decline in selling expenses associated with the lower commissions.

Manufacturing. Our Manufacturing segment revenue increased 19.3% for the third quarter of 2026 and declined 9.3% for the first nine months of 2026. We experienced a decline in orders for the first half of 2026 partially attributable to the challenging comparison with a strong first half of 2025, as well as customer order delays related to the tariff and associated economic uncertainty. Our third quarter revenue benefited from normalization of orders across our entities.

The decrease in segment contribution for the third quarter and first nine months of 2026 is primarily attributable to the mix of revenue between our entities and product mix. The decrease in segment contribution for the first nine months was also negatively impacted from the decline in revenue.

Rhyz Other. The decrease in revenue for the third quarter and first nine months of 2026 is primarily from our decision to wind down our separate BeautyBio business. In addition, for the third quarter of 2026, our LifeDNA, Inc. (“LifeDNA”) entity, a DNA assessment and recommendation technology company, was challenged by elevated customer acquisition cost.

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

The increase in segment contribution for the third quarter is primarily from the decision to wind down our separate BeautyBio business, which was historically operating at a loss. The decrease in segment contribution for the first nine months of 2026 is primarily due to our decision to wind down our separate BeautyBio business and the associated $3.1 million inventory charge, $1.8 million of intangible impairment and $1.0 million in other associated costs recorded in the first quarter of 2026, as well as elevated customer acquisition costs for LifeDNA.

Consolidated Results

Revenue

Revenue for the three-month period ended September 30, 2026 decreased 14.6% to $311.0 million, compared to $364.2 million in the prior-year period. Revenue for the nine-month period ended September 30, 2026 decreased 14.6% to $951.7 million compared to $1,114.8 million in the prior-year period. Our revenue in the third quarter and first nine months of 2026 was negatively impacted by 1.1% and 0.3%, respectively, from foreign-currency fluctuations. For a discussion and analysis of these decreases in revenue, see “Overview” and “Segment Results,” above.

Gross profit

Gross profit as a percentage of revenue was 65.0% for the third quarter of 2026, compared to 70.5% for the prior-year period, and 66.7% for the first nine months of 2026, compared to 69.0% for the prior-year period. The decrease in gross profit for the third quarter is primarily from the increase in Rhyz manufacturing revenue in proportion to the core Nu Skin business, which has a lower gross margin. In addition, our Rhyz manufacturing gross margin decreased for the third quarter from product mix and revenue mix among the manufacturing entities. Gross profit as a percentage of revenue for our Nu Skin business decreased 1.1 percentage points to 76.6% for the third quarter of 2026 and decreased 0.2 percentage points to 77.1% for the first nine months of 2026. The third quarter gross profit decline for the Nu Skin business was primarily attributable to higher inventory write-offs in the period.

Selling expenses

Selling expenses decreased $27.1 million, or 20.8%, to $103.2 million for the third quarter of 2026 and decreased $55.9 million, or 14.8%, to $321.2 million for the first nine months of 2026. Selling expenses as a percentage of revenue decreased to 33.2% for the third quarter of 2026, compared to 35.8% for the prior-year period, and decreased to 33.7% for the first nine months of 2026, compared to 33.8% for the prior-year period. Core Nu Skin selling expenses as a percentage of revenue decreased 0.8 percentage points to 40.9% for the third quarter of 2026 and increased 0.3 percentage points to 40.4% for the first nine months of 2026. Selling expenses for our core Nu Skin business are driven by the specific performance of our individual Sales Leaders. Given the size of our sales force and the various components of our compensation and incentive programs, selling expenses as a percentage of revenue typically fluctuate plus or minus approximately 100 basis points from period to period. In the third quarter of 2026, we held our global Nu Skin LIVE! event in Japan. As a result of the global LIVE! event, we spent an approximate incremental $5.4 million in selling expenses for the third quarter of 2026. The third quarter of 2026 decline in the consolidated selling expenses reflects the increase in Rhyz revenue in proportion to the core Nu Skin business, as our Rhyz segment carries lower selling expenses than the core business.

General and administrative expenses

General and administrative expenses decreased to $93.9 million in the third quarter of 2026, compared to $104.8 million in the prior-year period, and decreased to $283.3 million in the first nine months of 2026, compared to $324.7 million in the prior-year period. The $10.9 million decline for the third quarter is primarily from an $8.0 million contraction in labor expenses primarily from lower incentive compensation from a decline in performance and a $4.0 million decline in software and related contracts from continued cost management, partially offset by a $5.1 million increase in cash severance expense in the period associated with recent cost saving efforts. The $41.5 million decline for the first nine months of 2026 is primarily from a $22.3 million reduction in labor expense and an $11.8 million decline in software and related contracts, partially offset by a $6.7 million increase in cash severance expense in the period associated with recent cost saving efforts. General and administrative expenses as a percentage of revenue increased to 30.2% for the third quarter of 2026, from 28.8% for the prior-year period, and increased to 29.8% for the first nine months of 2026, from 29.1% for the prior-year period.

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

Interest expense

Interest expense decreased to $3.5 million in the third quarter of 2026, compared to $4.1 million in the prior-year period. Interest expense for the first nine months of 2026 increased to $11.1 million compared to $10.0 million for the prior-year period. The increase for the first nine months of 2026 is primarily due to the maturity on July 31, 2025 of our interest rate swap arrangements, which increased our effective interest rate, partially offset by lower average outstanding borrowings. The decrease for the third quarter of 2026 is primarily due to lower average outstanding borrowings, which were $216.7 million compared to $250.0 million in the prior-year period, and lower variable interest rates.

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

Other income (expense), net

Other income (expense), net was $0.3 million for the third quarter of 2026 compared to $(1.5) million for the prior-year period, and $2.6 million for the first nine months of 2026 compared to $(30.7) million for the prior-year period. In the first quarter of 2025, we recorded a $28.1 million unrealized loss on investment. See Note 8 to the consolidated financial statements contained in this report for more information on the unrealized equity investment and the associated loss.

Provision for income taxes

Provision (benefit) for income taxes for the three- and nine-month periods ended September 30, 2026 was $2.6 million and $190.0 million, respectively, compared to $(1.1) million and $32.3 million for the prior-year periods. The effective tax rates for the three- and nine-month periods ended September 30, 2026 were 139.3% and (323.8)% of pre-tax income, respectively, compared to (6.8)% and 18.1% in the prior-year periods. The change in the effective tax rate in the third quarter of 2026 is primarily due to a U.S. consolidated book loss and its impact on the annualized effective tax rate. The change in the effective tax rate in the first nine months of 2026 is primarily due to the valuation allowance established on our U.S. deferred tax assets.

During the second quarter of 2026, we established a $167.5 million valuation allowance against our U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all available evidence, positive and negative, including cumulative losses recognized in the U.S. entity over the past three years. These cumulative losses were mainly due to the impairment of goodwill and other intangibles assets. Therefore, we recorded a full valuation allowance against these U.S. deferred tax assets as of June 30, 2026.

During the third quarter of 2026, we recorded a $2.8 million out-of-period adjustment to correct for an error in the recognition of R&D credits related to the fourth quarter of 2025. This correction, which is immaterial, individually and in aggregate, to prior periods, increased our provision for income taxes for the third quarter of 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We completed the initial assessment of the OBBBA corporate tax provisions as they relate to our financial statements in the third quarter of 2025. The enactment of the OBBBA did not have a material impact to our income tax expense for the three months ended September 30, 2026. We will continue to evaluate the impacts of OBBBA and do not expect the OBBBA to have a material impact to our total tax provision.

Net income (loss)

As a result of the foregoing factors, net income (loss) for the third quarter of 2026 was $(0.7) million compared to $17.1 million in the prior-year period. Net income (loss) for the first nine months of 2026 was $(248.7) million, compared to $145.7 million for the first nine months of 2025.

Liquidity and Capital Resources

Historically, our principal uses of cash have included operating expenses (particularly selling expenses) and working capital (principally inventory purchases), as well as capital expenditures, stock repurchases, dividends, and debt repayment. We have at times incurred long-term debt, or drawn on our revolving line of credit, to fund strategic transactions, stock repurchases, capital investments and short-term operating needs. Historically, we have typically generated positive cash flow from operations due to favorable margins and have generally relied on cash from operations to fund operating activities; however, our operating activities used cash in the first nine months of 2026, as described below. In the first nine months of 2026, we had a net outflow of $1.4 million in cash from operations, compared to $63.7 million of cash provided by operations in the prior-year period. The decrease in cash flow from operations primarily reflects incremental inventory purchases, lower collections of accounts receivable, and higher payments of accrued expenses. Cash and cash equivalents, including current investments, as of September 30, 2026 and December 31, 2025 were $166.6 million and $239.8 million, respectively, with the decrease being primarily driven by $30.7 million of capital expenditures, $20.0 million in net debt payments, $6.5 million for the purchase of noncontrolling interest in LifeDNA, $8.7 million of dividend payments and $5.0 million in share repurchases.

Working capital. As of September 30, 2026, working capital was $244.2 million, compared to $284.0 million as of December 31, 2025. Our decrease in working capital is primarily attributable to changes in our cash balance as explained above, as well as a $20.0 million decline in prepaid expenses attributable to timing of prepayments and associated amortization.

Capital expenditures. Capital expenditures for the nine months ended September 30, 2026 were $30.7 million. Our capital expenditures in 2026 primarily relate to:

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

Credit Agreement. On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with several financial institutions as lenders and Bank of America, N.A., as administrative agent, which amended and restated the 2022 Credit Agreement. The Credit Agreement provides for a $175.0 million term loan facility and a $75.0 million revolving credit facility, each with a term of five years. Both facilities bear interest at the SOFR, plus a margin based on the Company’s consolidated leverage ratio. Commitment fees payable under the Credit Agreement are also based on the consolidated leverage ratio as defined in the Credit Agreement and range from 0.175% to 0.30% on the unused portion of the total lender commitments then in effect. The term loan facility amortizes in equal quarterly installments in amounts resulting in an annual amortization of $20.0 million per annum, with the remainder payable at final maturity. The Credit Agreement is guaranteed by certain of the Company’s domestic subsidiaries and collateralized by assets of such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries. As of September 30, 2026, we had $40.0 million of outstanding borrowings under our revolving credit facility, and $165.0 million on our term loan facility. The carrying value of the debt also reflected debt issuance costs of $1.3 million as of September 30, 2026, related to the Credit Agreement. The Credit Agreement requires the Company to maintain a consolidated leverage ratio not exceeding 2.25 to 1.00 and a consolidated interest coverage ratio of no less than 3.00 to 1.00.

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

As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.

Derivative Instruments. During the third quarter of 2025, we had four interest rate swaps mature, with a total notional principal amount of $200 million. We entered into these interest rate swap arrangements during the third quarter of 2020 to hedge the variable cash flows associated with our variable-rate debt under the Credit Agreement.

Stock repurchase plan. In 2018, our board of directors approved a stock repurchase plan authorizing us to repurchase up to $500.0 million of our outstanding shares of Class A common stock on the open market or in private transactions. During the third quarter of 2026, we repurchased no shares of our Class A common stock under the plan. As of September 30, 2026, $137.3 million was available for repurchases under the plan. Our stock repurchases are used primarily to offset dilution from our equity incentive plans and for strategic initiatives.

Dividends. In February 2026, our board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on March 11, 2026 to stockholders of record on February 27, 2026. In May 2026, our board of directors declared quarterly cash dividends of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on June 10, 2026 to stockholders of record on May 29, 2026. In August 2026, our board of directors declared a quarterly cash dividend of $0.06 per share. This quarterly cash dividend of $2.9 million was paid on September 9, 2026 to stockholders of record on August 28, 2026. In November 2026, our board of directors declared a quarterly cash dividend of $0.06 per share to be paid on December 9, 2026 to stockholders of record on November 27, 2026. Currently, we anticipate that our board of directors will continue to declare quarterly cash dividends and we expect that cash flows from operations, together with existing cash balances and available borrowings under our revolving credit facility, will be sufficient to fund our future dividend payments. However, the continued declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, cash requirements, future prospects and other relevant factors.

Cash from foreign subsidiaries. As of September 30, 2026 and December 31, 2025, we held $166.6 million and $239.8 million, respectively, in cash and cash equivalents, including current investments. These amounts include $125.9 million and $170.7 million as of September 30, 2026 and December 31, 2025, respectively, held in our operations outside of the U.S. Substantially all of our non-U.S. cash and cash equivalents are readily convertible into U.S. dollars or other currencies, subject to procedural or other requirements in certain markets, as well as an indefinite-reinvestment designation, as described below.

We typically fund the cash requirements of our operations in the U.S. through intercompany dividends, intercompany loans and intercompany charges for products, use of intangible property, and corporate services. However, some markets impose government-approval or other requirements for the repatriation of dividends. For example, in Mainland China, we are unable to repatriate cash from current operations in the form of dividends until we file the necessary statutory financial statements for the relevant period. As of September 30, 2026, we had $28.2 million in cash denominated in Chinese RMB. We also have experienced delays in repatriating cash from Argentina. As of September 30, 2026 and December 31, 2025, we had $30.6 million and $23.9 million, respectively, in intercompany receivables with our Argentina subsidiary. We also have intercompany loan arrangements in some of our markets, including Mainland China, that allow us to access available cash, subject to certain limits in Mainland China and other jurisdictions. We also have drawn on our revolving line of credit to address cash needs until we can repatriate cash from Mainland China or other markets, and we may continue to do so. Except for $60.0 million of earnings in Mainland China that we designated as indefinitely reinvested during the second quarter of 2018, we currently plan to repatriate undistributed earnings from our non-U.S. operations as necessary, considering the cash needs of our non-U.S. operations and the cash needs of our U.S. operations for dividends, stock repurchases, capital investments, debt repayment and strategic transactions. Repatriation of non-U.S. earnings is subject to withholding taxes in certain foreign jurisdictions. Accordingly, we have accrued the necessary withholding taxes related to the non-U.S. earnings.

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

Critical Accounting Policies and Estimates

There were no significant changes in our critical accounting policies or estimates during the third quarter of 2026.

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

In the second quarter of 2018, published inflation indices indicated that the three-year cumulative inflation in Argentina exceeded 100 percent, and as of July 1, 2018, we elected to adopt highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, the functional currency for our subsidiary in Argentina became the U.S. dollar, and the income statement and balance sheet for this subsidiary have been measured in U.S. dollars using both current and historical rates of exchange. The effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Other income (expense), net and was not material. As of September 30, 2026, our subsidiary in Argentina had a small net peso monetary position. Net sales of our subsidiary in Argentina were less than 4% of our consolidated net sales for the nine-month periods ended September 30, 2026.

We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of foreign currency exchange contracts and through intercompany loans of foreign currency. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor our foreign currency risks and periodically take measures to reduce the impact of foreign exchange fluctuations on our operating results. As of September 30, 2026 and 2025, we did not hold material non-designated mark-to-market forward derivative contracts to hedge foreign denominated intercompany positions or third party foreign debt. As of September 30, 2026 and 2025, we did not hold any material forward contracts designated as foreign currency cash flow hedges. We continue to evaluate our foreign currency hedging policy.

For additional information about our market risk see Note 10 to the consolidated financial statements contained in this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Controls Over Financial Reporting.

We made no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the 2025 fiscal year.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or Programs
Period	Purchased	per Share	or Programs	(in millions)(1)
July 1 - 31, 2026	-	$-	-	$137.30
August 1 - 31, 2026	-	-	-	$137.30
September 1 - 30, 2026	-	-	-	$137.30
Total	-	$-	-

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

Trading Plans
None.

Other
On November 4, 2026, the Company and Justin Keisel determined that Mr. Keisel will step down from his position as Executive Vice President and President of Global Sales, effective as of November 6, 2026. Pursuant to the Company’s Executive Severance Policy, it is anticipated that Mr. Keisel will sign a Separation and Release Agreement and receive a severance payment of $608,101. The Company wishes Mr. Keisel well and extends its appreciation to him for his many years of service to the Company.

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

November 5, 2026

NU SKIN ENTERPRISES, INC.

By:	/s/ Chelsea K. Lantz
Chelsea K. Lantz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)